Form 10-Q
period 1999-03-31
GLOBAL LINK ENTERPRISES INC
filed 1999-09-01
CIK 1080398

Global-Link Enterprises, Inc.

(A DEVELOPMENT STAGE COMPANY)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Global-Link Enterprises, Inc.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS AT

March 31, 1999

March 31 1999
ASSETS
CURRENT ASSETS
Cash	94.98
Accounts Receivable	0.00
Other Current Assets	2,475.00

Total Current Assets	2,569.98

PROPERTY AND EQUIPMENT
Computer Equipment	1,444.00

Total Property and Equipment	1,444.00

OTHER ASSETS
Organization Costs (Net of Amortization)	336.00
Web Site Development (Net of Amortization)	13,297.20

Total Other Assets	13,633.20

Total Assets	17,647.18

Unaudited Financial Statements

See accompanying notes to financial statements

Global-Link Enterprises, Inc.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS AT

March 31, 1999

LIABILITIES & EQUITY	March 31 1999
CURRENT LIABILITIES
Accounts Payable	7,500.00

Total Current Liabilities	7,500.00

LONG-TERM LIABILITIES
Due to Shareholders	0.00
Due to United Capital Finance	0.00

Total Long-term Liabilities	0.00

Total Liabilities	7,500.00

EQUITY
Common Stock ($0.001 par value, authorized 20,000,000 shares; 11,231,600 common shares issued and outstanding as at March 31, 1999)	11,232.00
Preferred Stock ($0.001 par value, authorized 5,000,000 shares; none issued and outstanding as at March 31, 1999)	0.00
Additional Paid in Capital	50,648.00
Donated Capital	7,500.00
Retained Earnings or (Deficit)	(59,232.82)
Total Stockholders' Equity	10,147.18

Total Liabilities & Owner's Equity	17,647.18

Unaudited Financial Statements

See accompanying notes to financial statements

Global-Link Enterprises, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
for the Three Months
Ended March 31, 1999

March 31 1999
REVENUE
Services	0.00

COSTS AND EXPENSES
Selling, General and Administrative	44,304.00
Depreciation Expense	42.00
Amortization of Organization Costs	18.00
Amortization of Web Site Development Costs	725.28
Total Costs and Expenses	45,089.28
Net Ordinary Income or (Loss)	(45,089.28)

Weighted average number of common shares outstanding	11,231,600

Net Loss Per Share	-0.004

Unaudited Financial Statements

See accompanying notes to financial statements

Global-Link Enterprises, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
for the Three Months
Ended March 31, 1999

March 31 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(45,089.28)
Adjustments to reconcile Net Income (Loss)
Accounts Payable	(860.00)

Net Cash flow provided by Operating Activities	(45,949.28)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant assets	0.00
Net Cash used by investing activities	0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock	0.00
Advances from Shareholders	0.00
Net cash provided by financing activities	0.00

Net increase (decrease) in cash	(45,949.28)
Balance as at end of period	94.98

Unaudited Financial Statements

See accompanying notes to financial statements

Global-Link Enterprises, Inc.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31,1999

NOTE I - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized November 10, 1998 (Date of Inception) under the laws of the State of Nevada, as Global-Link Enterprises, Inc. (the Company) has yet to generate any revenues and in accordance with SFAS #7, the Company is considered a development stage company.

On November 20, 1998, the Company issued 10,200,000 Shares of its $.001 Par value common stock for cash of $10,300.00.

On December 23, 1998, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, and exemptions from state registration pursuant to various state securities transactional exemptions. The Company sold 1,031,600 shares of Common Stock at a price of $.05 per share for a total amount raised of $51,800.06. The Company received cash in the amount of $26,580.00 and extinguished an existing liability in the amount of $25,000.00.

There have been no other issuances of common stock.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

  The Company uses the accrual method of accounting.
  The cost of organization, $360.00, is being amortized for a period of 60 months (November 20, 1998 through October 31, 2003.)
  Earnings per share is computed using the weighted average number of shares of common stock outstanding.
  The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
  The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.
  The cost of Web Site Development, $14,506.00 is being amortized over a period of 60 months (November 20, 1998 through October 31, 2003.)
  The Company experienced losses for its first fiscal tax year. The Company will review its need for a provision for federal income tax after each operating quarter.

Unaudited Financial Statements

See accompanying notes to financial statements

Global-Link Enterprises, Inc.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 1999

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has yet to generate any revenues. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering pursuant to Regulation D, Rule 505 or 506 after the Company is trading on the "Pink Sheets" or the OTC-BB. The officers and directors of the Company have agreed to advance money to the Company to keep the Company operating until their planned principal operations commence.

NOTE 4 - RELATED PARTY TRANSACTION

The Company leases real property in San Diego, California. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

Unaudited Financial Statements

See accompanying notes to financial statements

Item 2. Management's Discussion and Plan of Operation

THREE MONTHS ENDED MARCH 31, 1999

In its initial three month operating period ended March 31, 1999, the Company incurred a net loss of $45,089.28. Sales revenues and operations during this period are negligible. The primary contribution to the absence of revenue was the dedication of the human resources of the Company in the building of the infrastructure and the alliances required to meet the initiatives set forth by management.

On November 20, 1998 founding shareholders purchased ten million two hundred thousand (10,200,000) shares of the Company's authorized Common Stock for cash. Additionally, on February 4, 1999, the Company completed an offering of one million thirty-one thousand six hundred (1,031,600) shares of Common Stock of the Company to approximately fifty-five (55) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provision of Section 4(2) of the Securities Act of 1933 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this 10Q-SB, the Company has approximately eleven million two hundred and thirty-one thousand and six hundred shares (11,231,600) of it's $0.001 par value Common Stock issued and outstanding which are held by approximately fifty-seven (57) shareholders of record.

Management plans to conduct a private offering pursuant to Regulation D, Rule 505 or 506 after the company is trading on the "Pink Sheets" or the OTC-BB. In addition, management believes the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from its Internet website (via advertising and e-commerce associations). In the mean time, management of the Company plans to advance funds to the Company on an as-needed basis. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

As noted earlier, net sales and income growth during this initial period are negligible due primarily to the focus of management on the future development of the Corporation's infrastructure. Management of the Company has been focused on the development of what it believes are exciting and innovative solutions for individuals and companies who wish to capitalize on the tremendous power and growth of the Internet. Global-Link Enterprises has created an environment to support website design and development; website hosting; Internet services as their own ISP; e-commerce, and a real-time media content and advertising format via one of the Internet's premier MLM news sites called "MLM World News Today" at www.mlmworldnewstoday.com or www.mlmwnt.com.

The Company believes that its initial revenues will be primarily dependent upon the sale of advertising, with additional revenues generated through e-commerce arrangement with MLM providers, the sales and marketing of MLM programs acquired or started by the Company and the sale of membership subscriptions for enhanced services.

 Member Loyalty

The Company plans to offer its users a variety of free services. Management of the Company believes that the provision of free services is critical to the initial attraction of members. Viewing the Site will not require membership, allowing the Company to leverage its member-developed content to attract an even larger audience of users. As these users become familiar with the site, the Company believes it will have a greater ability to convert them into members, perpetuating the growth of the site and thereby increasing direct revenues and e-commerce shared revenues.

Member Developed Content

The majority of the content of the Company's website will be developed by the users on a voluntary basis for the benefit of all users of the site. As a result, the Company believes that it will be able to avoid the majority of costs associated with content development.

Targeted Advertising

The Company plans to provide a valuable platform for advertisers by allowing them to target advertisements based on both the demographic information and the affinity group affiliation. Management of the Company believes that the advertisers will be drawn to its website's potential volume of user traffic, frequency and average length of use, as well as MLM focus and content.

Attractive Advertising Platform

The Company believes that its free services and extensive offerings will create high volumes of traffic, enabling business advertisers to cost effectively promote their MLM products and services on the Company's Web Site. The Company also expects to be able to collect and provide valuable demographics information and affinity based member segmentation that will increase the advertisers' ability to target marketing campaigns. Further the Company believes that the potential diversity of Internet groups among its members will create potential cross-marketing building a broader range of products and services, resulting in a correspondingly broader range of consumers.

Realization of significant sales of the Company's products during the Fiscal year ending December 31, 1999 is vital to its plan of operation. To this end management is currently emphasizing the development of the Companies MLM content-oriented Web site noted above.

As a result of the foregoing initiatives and focus, management of the Company believes that the complete spectrum of Global-Link Enterprises, Inc. services offers a new opportunity for businesses to increase the effectiveness of their marketing campaigns. The cost of marketing over the Internet is dramatically lower than those of traditional marketing techniques. Global-Link Enterprises is singularly focused in the development of the infrastructure required to be in a position to provide this full range of Internet services for their clients.

PART II - OTHER INFORMATION

Item 6. Exhibits

See INDEX TO EXHIBITS.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global-Link Enterprises, Inc.

(Registrant)

Date:Tuesday, August 31, 1999 By:/s/James C. Frans

James C. Frans, President

INDEX TO EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit
1.	Underwriting Agreement
Not applicable
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
Not applicable
3.	Articles of Incorporation & By-Laws

(a)Articles of Incorporation of the Company filed September 29, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10 - SB, previously filed with the Commission.

(b)By-Laws of the Company adopted October 2, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10 - SB, previously filed with the Commission.

4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
5.	Opinion on Legality
Not applicable
6.	No Exhibit Required
Not applicable
7.	Opinion on Liquidation Preference
Not applicable
8.	Opinion on Tax Matters
Not applicable
9.	Voting Trust Agreement and Amendments
Not applicable
10.	Material Contracts

Web Site Services and Marketing Agreement with Janeva Corporation. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10 - SB, previously filed with the Commission.

11.	Statement Re Computation of Per Share Earnings
Not applicable - Computation of per share earnings can be clearly determined from the Statement of Operations in the Company's financial statements
12.	No Exhibit Required
Not applicable
13.	Annual or Quarterly Reports - Form 10-Q
Not applicable
14.	Material Foreign Patents
None. Not applicable
15.	Letter on Unaudited Interim Financial Information
Not applicable
16.	Letter on Change in Certifying Accountant
Not applicable
17.	Letter on Director Resignation
Not applicable
18.	Letter on Change in Accounting Principles
Not applicable
19.	Reports Furnished to Security Holders
Not applicable
20.	Other Documents or Statements to Security Holders
None - Not applicable
21.	Subsidiaries of Small Business Issuer
None - Not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders
Not applicable
23.	Consent of Experts and Counsel
Not applicable
24.	Power of Attorney
Not applicable
25.	Statement of Eligibility of Trustee
Not applicable
26.	Invitations for Competitive Bids
Not applicable
27.	Financial Data Schedule
Financial Data Schedule of Global-Link Enterprises ending June 30, 1999
28.	Information from Reports Furnished to State Insurance Regulatory Authorities
Not applicable
29.	Additional Exhibits

Option agreement between Frank Treadway III and Global-Link Enterprises. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10 - SB, previously filed with the Commission.