Form 10-Q
period 1999-06-30
GLOBAL LINK ENTERPRISES INC
filed 1999-09-01
CIK 1080398

Global-Link Enterprises, Inc.

(A DEVELOPMENT STAGE COMPANY)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Global-Link Enterprises, Inc.

(A Development Stage Company)

BALANCE SHEET

AS AT

June 30, 1999

June 30 1999
ASSETS
CURRENT ASSETS
Cash	201.43
Accounts Receivable	7,400.00
Other Current Assets	2,475.00

Total Current Assets	10,076.43

PROPERTY AND EQUIPMENT
Computer Equipment	1,402.00

Total Property and Equipment	1,402.00

OTHER ASSETS
Organization Costs (Net of Amortization)	318.00
Web Site Development (Net of Amortization)	12,571.92

Total Other Assets	12,889.92

Total Assets	24,368.35

Unaudited Financial Statements

See accompanying notes to financial statements

Global-Link Enterprises, Inc.

(A Development Stage Company)

BALANCE SHEET

AS AT

June 30, 1999

LIABILITIES & EQUITY	June 30 1999
CURRENT LIABILITIES
Accounts Payable	8,299.00

Total Current Liabilities	8,299.00

LONG-TERM LIABILITIES
Due to Shareholders	0.00
Due to United Capital Finance	19,120.00

Total Long-term Liabilities	19,120.00

Total Liabilities	27,419.00

EQUITY
Common Stock ($0.001 par value, authorized 20,000,000 shares; 11,231,600 common shares issued and outstanding as at June 30, 1999)	11,232.00
Preferred Stock ($0.001 par value, authorized 5,000,000 shares; none issued and outstanding as at June 30, 1999)	0.00
Additional Paid in Capital	50,648.00
Donated Capital	7,500.00
Retained Earnings or (Deficit)	(72,430.65)
Total Stockholders' Equity	(3,050.65)

Total Liabilities & Owner's Equity	24,368.35

Unaudited Financial Statements

See accompanying notes to financial statements

Global-Link Enterprises, Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS
for the Three Months
Ended June 30, 1999

June 30 1999
REVENUE
Services	7,913.40

COSTS AND EXPENSES
Selling, General and Administrative	24,322.67
Depreciation Expense	42.00
Amortization of Organization Costs	18.00
Amortization of Web Site Development Costs	725.28
Total Costs and Expenses	25,107.95
Net Ordinary Income or (Loss)	(17,194.55)

Weighted average number of common shares outstanding	11,231,600

Net Loss Per Share	-0.002

Unaudited Financial Statements

See accompanying notes to financial statements

Global-Link Enterprises, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS
for the Three Months
Ended June 30, 1999

June 30 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(17,194.55)
Adjustments to reconcile Net Income (Loss)
Accounts Payable	(2,101.00)

Net Cash flow provided by Operating Activities	(19,295.55)

CASH FLOWS FROM INVESTING ACTIVITIES
Office Equipment	42.00
Organizational Costs	(1,124.00)
Website Development	414.00

Net Cash used by investing activities	(668.00)

CASH FLOWS FROM FINANCING ACTIVITIES
United Capital Finance	19,120.00
Retained Earnings	950.00

Net cash provided by financing activities	20,070.00

Net increase (decrease) in cash	(106.45)
Balance as at end of period	201.43

Unaudited Financial Statements

See accompanying notes to financial statements

Global-Link Enterprises, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31,1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized November 10, 1998 (Date of Inception) under the laws of the State of Nevada, as Global-Link Enterprises, Inc. (the Company) has not commenced planned principal operations and in accordance with SFAS #7, the Company is considered a development stage company.

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

Unaudited Financial Statements

See accompanying notes to financial statements

Global-Link Enterprises, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 1999

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering pursuant to Regulation D, Rule 505 or 506 after the Company is trading on the "Pink Sheets" or the OTC-BB. The officers and directors of the Company have agreed to advance money to the Company to keep the Company operating until their planned principal operations commence.

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

Unaudited Financial Statements

See accompanying notes to financial statements

Item 2. Management's Discussion and Plan of Operation

THREE MONTHS ENDED JUNE 30, 1999

In its second three month operating period ended June 30, 1999, the Company incurred a net loss of $17,194.55. Sales revenues and operations during this period are negligible. The primary contribution to the absence of significant revenue was the dedication of the human resources of the Company in the building of the infrastructure and the alliances required to meet the initiatives set forth by management.

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

The Company believes that its significant initial revenues will be primarily dependent upon the sale of advertising, with additional revenues generated through e-commerce arrangement with MLM providers, the sales and marketing of MLM programs acquired or started by the Company and the sale of membership subscriptions for enhanced services.

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

Attractive Advertising Platform

The Company believes that its free services and extensive offerings will create high volumes of traffic, enabling business advertisers to cost effectively promote their MLM products and services on the Company's website. The Company also expects to be able to collect and provide valuable demographics information and affinity based member segmentation that will increase the advertisers' ability to target marketing campaigns. Further the Company believes that the potential diversity of Internet groups among its members will create potential cross-marketing building a broader range of products and services, resulting in a correspondingly broader range of consumers.

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