Form 10QSB
period 1999-09-30
GLOBAL LINK ENTERPRISES INC
filed 1999-11-22
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 1999; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 000-26139

                          GLOBAL-LINK ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            NEVADA                                            91-1937382
------------------------------                          -----------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

3633 Camino Del Rio South, #107., San Diego, CA               92108
----------------------------------------------------   ------------------------
(Address of principal executive offices)                      Zip Code)


                                 (619) 584-3100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On September 30, 1999 there were 11,256,600 shares of the registrant's Common Stock $0.05 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     This Form 10-QSB has 17 pages, the Exhibit Index is located at page 16.

Item 1.  Financial Statements.

     The financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations and changes in its financial position from inception through September 30, 1999 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements
                          -----------------------------

                                                                          Page
                                                                          ----
Consolidated Balance Sheets .............................................  3
Consolidated Statements of Operations ...................................  5
Consolidated Statements of Stockholders' Equity (Deficit) ...............  6
Consolidated Statements of Cash Flows ...................................  7
Notes to the Consolidated Financial Statements ..........................  9

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.




              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                        September 30,        December 31,
                                                            1999                1998
                                                       ---------------      --------------
                                                       (Unaudited)
CURRENT ASSETS

   Cash                                                $            49     $         5,975
   Accounts receivable                                           6,857                -
   Other                                                         3,000                -
                                                       ---------------     ---------------

     Total Current Assets                                        9,906               5,975
                                                       ---------------     ---------------

FIXED ASSETS

   Computer (net)                                                1,458                -
                                                       ---------------     ---------------

     Net Fixed Assets                                            1,458                -
                                                       ---------------     ---------------

OTHER ASSETS

   Organization costs (net)                                        -                   348
   Website development (net)                                    14,187               4,500
                                                       ---------------     ---------------

     Total Other Assets                                         14,187               4,848
                                                       ---------------     ---------------

     TOTAL ASSETS                                      $        25,551     $        10,823
                                                       ===============     ===============

   The accompanying notes are an integral part of these financial statements.


                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                        September 30,        December 31,
                                                            1999                1998
                                                       ---------------      --------------
                                                       (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued expenses               $         2,224     $         7,500
                                                       ---------------     ---------------

     Total Current Liabilities                                   2,224               7,500
                                                       ---------------     ---------------

LONG-TERM LIABILITIES

   Due to shareholder                                              -                   360
   Notes payable                                                37,572                 -
                                                       ---------------     ---------------

     Total Long-Term Liabilities                                37,572                 360
                                                       ---------------     ---------------

     Total Liabilities                                          39,796               7,860
                                                       ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.001 par value, 5,000,000
    shares authorized; -0- shares issued and
    outstanding                                                    -                   -
   Common stock, $0.001 par value, 20,000,000
   shares authorized; 11,256,600 and 10,731,600
    shares issued and outstanding, respectively                 11,257              10,732
   Additional paid-in capital                                   59,373              33,648
   Stock subscription receivable                                   -               (16,192)
   Accumulated deficit                                         (84,875)            (25,225)
                                                       ---------------     ---------------

     Total Stockholders' Equity (Deficit)                      (14,245)              2,963
                                                       ---------------     ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                       $        25,551     $        10,823
                                                       ===============     ===============
   The accompanying notes are an integral part of these financial statements.


                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                From Inception
                                                                                                    of the
                                                                                                 Development
                                                          For the               For the           Stage on
                                                         Nine Months        Three Months         November 20,
                                                           Ended               Ended             1998 Through
                                                        September 30,       September 30,       September 30,
                                                            1999                1999               1999
                                                       ---------------      --------------     ---------------
                                                       (Unaudited)
REVENUES

   Services                                            $         7,913     $           -       $         7,913
                                                       ---------------     ---------------     ---------------

     Total Revenues                                              7,913                -                  7,913
                                                       ---------------     ---------------     ---------------

EXPENSES

   General and administrative                                   64,913              10,108              90,096
   Depreciation and amortization                                 2,650                 768               2,692
                                                       ---------------     ---------------     ---------------

     Total Expenses                                             67,563              10,876              92,788
                                                       ---------------     ---------------     ---------------

(LOSS) FROM OPERATIONS                                         (59,650)            (10,876)            (84,875)
                                                       ---------------     ---------------     ---------------

(LOSS) BEFORE INCOME TAXES                                     (59,650)            (10,876)            (84,875)

INCOME TAX EXPENSE                                                 -                   -                   -
                                                       ---------------     ---------------

NET (LOSS)                                             $       (59,650)    $       (10,876)    $       (84,875)
                                                       ===============     ===============     ===============

BASIC INCOME (LOSS) PER SHARE                          $         (0.01)    $         (0.00)
                                                       ===============     ===============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                                11,125,350          10,994,100
                                                       ===============     ===============

   The accompanying notes are an integral part of these financial statements.


                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)



                                             Common Stock                    Additional
                                   -----------------------------------       Paid-in            Subscription         Accumulated
                                       Shares            Amount              Capital             Receivable           Deficit
                                   ---------------     ---------------     ---------------     ---------------     ---------------
Balance at inception on
November 20, 1998                              -       $           -       $           -          $      -         $           -

Issuance of common capital stock
 for cash at $0.001 per share -
 November 20, 1998                      10,200,000              10,200                 100               -                     -

Issuance of common capital stock
 for cash at $0.05 per share -
 December 23, 1998                         531,600                 532              26,048             (16,192)                -

Capital contributed by shareholder             -                   -                 7,500                 -                   -

Net loss for the year ended
 December 31, 1998                             -                   -                   -                   -               (25,225)
                                   ---------------     ---------------     ---------------     ---------------     ---------------

Balance, December 31, 1998              10,731,600              10,732              33,648             (16,192)            (25,225)

Issuance of common capital stock
 for debt at $0.05 per share -
 February 4, 1999                          500,000                 500              24,500                 -                   -

Receipt of stock subscription
 receivable (unaudited)                        -                   -                   -                16,192                 -

Issuance of common stock
 for services at $0.05 per share -
 April 6, 1999 (unaudited)                  25,000                  25               1,225                 -                   -

Net loss for the nine months ended
 September 30, 1999 (unaudited)                -                   -                   -                   -               (59,650)
                                   ---------------     ---------------     ---------------     ---------------     ---------------

Balance, September 30, 1999             11,256,600     $        11,257     $        59,373     $           -       $       (84,875)
                                   ===============     ===============     ===============     ===============     ===============


   The accompanying notes are an integral part of these financial statements.


                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                From Inception
                                                                                                    of the
                                                                                                 Development
                                                          For the               For the           Stage on
                                                         Nine Months        Three Months         November 20,
                                                           Ended               Ended             1998 Through
                                                        September 30,       September 30,       September 30,
                                                            1999                1999               1999
                                                       ---------------      --------------     ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

   Net income (loss)                                   $       (59,650)    $       (10,876)    $       (84,875)
   Adjustments to reconcile net income
     (loss) to net cash used in operating
     activities:
       Depreciation and amortization                             2,650                 768               2,662
       Issuance of stock for services                            1,250                 -                 1,250
     Changes in assets and liabilities:
       (Increase) decrease in accounts
       receivable                                               (6,857)                543              (6,857)
       (Increase) decrease in prepaid
       expenses and other current assets                        (3,000)               (525)             (3,000)
       Increase (decrease) in accounts
       payable                                                  (5,276)             (6,075)             (2,224)
                                                       ---------------     ---------------     ---------------

       Net Cash (Used) by Operating
       Activities                                              (70,883)            (16,165)            (93,044)
                                                       ---------------     ---------------     ---------------

   CASH FLOWS FORM INVESTING
    ACTIVITIES:

     Website development                                       (11,863)             (2,341)            (16,363)
     Purchase of fixed assets                                   (1,584)                (98)             (1,682)
                                                       ---------------     ---------------     ---------------

       Net Cash (Used) by Investing
       Activities                                      $       (13,447)    $        (2,439)    $       (18,045)
                                                       ---------------     ---------------     ---------------

   The accompanying notes are an integral part of these financial statements.


                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                From Inception
                                                                                                    of the
                                                                                                 Development
                                                          For the              For the           Stage on
                                                         Nine Months        Three Months         November 20,
                                                           Ended               Ended             1998 Through
                                                        September 30,       September 30,       September 30,
                                                            1999                1999               1999
                                                       ---------------      --------------     ---------------
                                                       (Unaudited)
CASH FLOWS FROM FINANCING
 ACTIVITIES:

   Cash contributed by shareholders                    $           -     $             -       $         7,500
   Loans from related parties                                      -                   -                   360
   Principal payments on loans from
    related parties                                               (360)                -                  (360)
   Long-term debt proceeds                                      62,572              18,452              66,758
   Subscription receivable                                      16,192                 -                16,192
   Issuance of common stock                                        -                   -                20,688
                                                       ---------------     ---------------     ---------------

   Net Cash Provided by Financing
     Activities                                                 78,404              18,452             111,138
                                                       ---------------     ---------------     ---------------

   NET INCREASE (DECREASE) IN CASH                              (5,926)               (152)                 49

   CASH AT BEGINNING OF PERIOD                                   5,975                 201                 -
                                                       ---------------     ---------------     ---------------

   CASH AT END OF PERIOD                               $            49     $            49     $            49
                                                       ===============     ==============      ===============

   CASH PAID FOR:

   Interest expense                                    $          -     $              -       $           -
   Income taxes                                        $          -     $              -       $           -

   NON-CASH FINANCING ACTIVITIES:

   Issuance of stock for notes payable                 $        25,000     $        25,000     $        25,000

   The accompanying notes are an integral part of these financial statements.


                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 1999 and December 31, 1998


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders have committed to covering the operating costs of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read together with the Consolidated Financial Statements of Global-Link Communications and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Global-Link Enterprises Inc. for the nine months ending September 30, 1999. Except for historical information the matters discussed in this Management's Discussion and Analysis of Financial Condition and Result of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward looking statements as a result of among other things, the factors described below under the caption "Cautionary Statements and Risk Factors."

                                    Overview
                                    --------

     Global-Link Enterprises for the past nine months, has focused on the development, design and creation of our news oriented website, targeting the multilevel marketing industry. We are in the process of creating an environment to support website design and development; website hosting; ISP services; e-commerce, residential and small business communications, and a real-time media content and advertising format. We are in the process of creating marketing demos, pursuing strategic alliances, and pursuing capital funding to support this new initiative.

     Global-Link Enterprises is in the early stages of development and face risks inherent in establishing a new business thus the results of operations must be considered in light of the expenses and difficulties encountered by companies at this stage of development .

     Start-up  internet   companies   typically  require   substantial   capital
expenditures for the construction of their websites and corporate infrastructure. These costs are generally capitalized. In addition these companies typically incur significant marketing and other expenses to begin commercial operations. Accordingly, as Global-Link Enterprises continue to build-out their website, expand their operations, and amortize their capitalized costs, their net operating losses can be expected to grow.

     On February 4, 1999, the Company completed an offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 500,000 shares of the Common Stock of the Company. The Company received $25,000 and used the money primarily to pay the salaries of their development employees.

     On April 6, 1999, the Company issued 25,000 shares of stock valued at $1,250 and used the money to pay for some of the development cost of the website.

NINE MONTHS ENDED SEPTEMBER 30, 1999.
-------------------------------------

     Global-Link Enterprises net loss during the three and nine months ended September 30, 1999 was $10,876 and $59,650, respectively with a total net loss of $84,875 from inception the company November 20, 1998. These losses were primarily the result of substantial start-up costs associated with Global-Link Enterprises website and corporate development described below.

     TOTAL REVENUES for the three month period ending September 30, 1999 was non existent. For the nine months ended September 30, 1999 there was $7,913. The primary contribution to the absence of significant revenue was primarily due to the focus of management to the development of the Company's website and corporate infrastructure.

     OPERATING EXPENSES were $10,876 and $67,563, respectively for the three and nine month periods ended September 30, 1999. From inception to September 30, 1999 the company has incurred total expenses of $92,788. These operating expenses were incurred for the increased staffing and development activity related to the creation of the companies website "MLM News World Today". Global-Link Enterprises expects that the general and administrative expenses will continue to increase and that the amounts primarily are not representative of general and administrative expenses it will incur in future periods due to the pending acquisitions of People's United Capital Financial, Inc. and Global-Link Communications Inc. Global-Link Enterprises also expects that it will continue to add managerial personnel as it expands its involvement with e-commerce and website and ISP development.

     Depreciation and amortization expenses during the three and nine months ended September 30, 1999 totaled $768 and $2,650 respectively. These expenses were incurred for office equipment as part of the initial website development and can be expected to increase with additionas to staff and implementations of web and ISP services.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary needs for funds are to provide working capital associated with the development of it's website and ancillary web services. Specifically, funds are required to complete the products necessary for the Company's Internet initiative. Additionally, funds are required to promote future business development. Working capital for the nine months ended September 30, 1999 was funded primarily through company's initial stock offering.

     Net cashed used in operating activities during the nine months ended September 30, 1999 was primarily attributable to a net loss of $59,650. Net cash used in investing activities in the nine months ended September 30, 1999 was due primarily to costs associated with Website development. Net cash provided by financing activities for the three and nine months ended September 30, 1999 was $2,439 and $13,447 respectively with a total, from inception of the development stage on November 20, 1998 through September 30, 1999 of $18,045.

     At present, our anticipated capital commitments are primarily for the expenditures associated with the development of our infrastructure, pursuing of strategic alliances, acquisitions and the pursuit of capital funding. Based on our current operating plan, we anticipate that further capital will be required during the next twelve months to satisfy our expected increased working capital and research and development requirements for the new website and services. We currently are exploring the possibility of conducting a private offering pursuant to Regulation D, Rule 505 or 506. Additionally the management may provide additional equity loans to operate the company. No assurance can be given that additional funds will be made available when needed. If needed funds are not available, we may be required to curtail our development plans, which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's long-term cash requirements for operations.

CAUTIONARY FORWARD - LOOKING STATEMENT
--------------------------------------

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

YEAR 2000 ISSUES
----------------

     The Year 2000 presents concerns for business and consumer computing. Aside from the well-known problems with the use of certain 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year, and dates such as 9/9/99 were used by certain organizations for special functions. The problem exists for many kinds of software and hardware, including mainframes, mini-computers, PCs, and embedded systems. The consequences of the Year 2000 issue may include systems failures and business process interruption.

     Even though none of the Company's products use dates, and therefore there are no Year 2000 issues over which the Company has direct control, the Company is continuing to test its products and gather and produce information about the Company impacted by the Year 2000 transition.

     The Year 2000 issue also affects the Company's internal systems, such as billing and word processing. The Company is assessing the readiness of its systems for handling the Year 2000, and has started the remediation and certification process. Although assessment, testing, and remediation is still underway, management currently believes that all material systems will be compliant by the Year 2000 and that the cost to address the issues is not material. Nevertheless, the Company will be creating contingency plans for critical processes that rely on internal systems.

     Given that the Company's products operate on certain hardware platforms and within certain software operating systems and environments, the Company must rely upon the efforts of the hardware and software vendors and manufacturers to be in the vanguard with respect to issues relating to the Year 2000 compliance. The Company is undertaking steps to identify and assess whether hardware and software vendors and manufacturers have brought their products into Year 2000 compliance, or if any of its customers, suppliers or service providers will be so affected. The Company will with its key vendors, distributors, and direct re-sellers to avoid any business interruptions in 2000. Failure of the Company's software resulting from a hardware or software vendor to be Year 2000 compliant, or that of its customers, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and result of operations.

RISK FACTORS
------------

     Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast appear in the statements below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risk factors:

     If we are unable to raise sufficient capital. Our future success depends largely on the ability to secure additional capital funding. Required, product development, technology advancement, employee recruitment and hiring, and related essential operating expenses are all dependent on new and substantial capital funding being secured. We cannot be certain that additional financing will be available at the time we need additional funds or that, if available, it can be obtained on terms that we deem favorable. If adequate capital funding cannot be secured, we will have to curtail operations and our business will be adversely affected. Additionally, the sale of stock to raise additional funds may dilute our stockholders.

     We have a limited relevant operating history upon which to evaluate the likelihood of our success. Factors such as the risks, expenses and difficulties frequently encountered in the operation and expansion of a relatively new business and the development and marketing of new products must be considered in evaluating the likelihood of success of our company.

     We have a history of losses and accumulated deficit and this trend of losses may continue in the near future. For the period January 1, 1999 to September 30, 1999 we incurred a net loss of $84,875. For the fiscal year ended December 31, 1998 we had a net loss of $25,225. At September 30, 1999 our
accumulated   deficit   was   $110,100.   Our  ability  to  obtain  and  sustain
profitability will depend, in part, upon the successful development and marketing of our existing products and technologies and the successful and timely introduction of new products.

     We will have to rapidly expand our capabilities, once capital funding is secured, in order to successfully pursue our Internet marketing strategy. Our capabilities will be expanded by combining internal staffing with the formation of strategic partnerships and with the selection of outside contractors. If we are either unable to identify or to secure these resources in a timely fashion, our future results will be adversely affected.

     If we are unable to retain and utilize key personnel. As an early stage company, we are particularly dependent on a limited number of individuals to execute our business plan. At present, all our officers and directors fall in to the category of key individuals as each is counted upon for contributions to our success.

     If we are unable to manage our expansion and growth. We are planning to expand the business very rapidly in order to entrench ourselves in, what we believe is a very lucrative market. Effectively managing this expansion will be very complex and require the addition of key management personnel as well as the incorporation of management support systems. Either the failure to identify and attract key managers or the delayed incorporation of required management support systems will adversely affect our future financial results. The successful recruitment of key managers and the timely installation of management support systems are both largely dependent on our efforts to secure adequate capital funding that is discussed above.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the period covered by this report there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment, which will have a material effect on the financial position or future operations of the Company.

Item 2. Changes In Securities.

     Not Required.

Item 3. Defaults Upon Senior Securities.

     Not Required.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     In the Company's Form 10-QSB for the period ended June 30, 1999, the Company reported that a Web Site Services and Marketing Agreement with Janeva Corporation was attached thereto as Exhibit 10.01. This was in error. There is no written Web Site Services and Marketing Agreement with Janeva

     Additionally, the Form 10-QSB for the period ended June 30, 1999 also stated that an Option agreement between Frank Treadway III and the Company was attached as Exhibit 29.01. This also was in error. There is no such option.

     The Company will be filing amended reports for these periods to correct these errors.

     Lease Agreement - Warehouse
     ---------------------------

     On May 3, 1999 the Company entered into a five-year lease agreement with Octavio and Leticia Sanchez for a 10,000 square foot warehouse in Chula Vista, California. A copy of the Lease Agreement between the Company and Octavio and Leticia Sanchez is attached hereto and incorporated herein reference. See Exhibit List Index.

     Sublease Agreement - Warehouse
     ------------------------------

     On May 3, 1999 the Company entered into a five-year sublease agreement with Direct Technologies, Inc. d/b/a California Pacific Trading Co, Inc. for a 10,000 square foot warehouse in Chula Vista, California. A copy of the Lease Agreement between the Company and Direct Technologies Inc., d/b/a California Pacific Trading Co., Inc. is attached hereto and incorporated herein by this reference. See Exhibit List Index.

     Lease Agreement - Retail Space
     ------------------------------

     On May 28, 1999 the Company entered into a ten-year lease with R.V.S. Retail, LP, a California Limited Partnership for a 1080 sq. ft. retail space. A copy of the Lease Agreement between the Company and R.V.S. Retail, LP is attached hereto and incorporated herein by this reference. See Exhibit List Index.

     Sublease Agreement - Retail Space
     ---------------------------------

     On May 28, 1999 the Company entered into a ten-year sublease with Gourmet Gardens Soup and Salad Bars, Inc. to sublease a 1080 sq. ft. retail space. A copy of the Lease Agreement between the Company and Gourmet Gardens Soup and Salad Bars Inc. is attached hereto and incorporated herein by this reference. See Exhibit List Index.

     Sublease Agreement - Warehouse
     ------------------------------

     On August 1, 1999 the Company entered into a four-year ten-month sublease with FarmPac Trading Company, Inc. for a 10,000 square foot warehouse in Chula Vista, California. A copy of the Lease Agreement between the Company and FarmPac Trading Company, Inc. is attached hereto and incorporated herein by this reference. See Exhibit List Index.

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 6601 of Regulation S-B.

     (3)  Articles of Incorporation and By-Laws

          3.1 Articles of Incorporation of the Company filed September 29, 1998. (Incorporated by reference from the Company's Registration Statement on Form 10-SB, filed May 20, 1999, Commission File No. 000-26139.)

          3.2 By-Laws of the Company adopted October 2, 1998. (Incorporated by reference from the Company's Registration Statement on Form 10-SB, filed May 20, 1999, Commission File No. 000-26139.)

          3.3       Statement  of   Designation   of  Foreign   Corporation   in
                    California filed September 3, 1999.

     (10) Material Contracts

          10.01 Warehouse Lease Agreement with Octavio and Leticia Sanchez dated May 3, 1999.

          10.02 Warehouse Lease Agreement with Direct Technologies, Inc. d/b/a California Pacific Trading Co, Inc.

          10.03 Retail Space Lease Agreement with R.V.S. Retail, LP, a California Limited Partnership dated May 28, 1999.

          10.04 Warehouse Lease Agreement with Gourmet Gardens Soup and Salad Bars, Inc. dated May 3, 1999.

          10.05 Warehouse Lease Agreement with FarmPac Trading Company, Inc. dated August 1, 1999.

     (27) Financial Data Schedule

          27.01 Financial Data Schedule (submitted electronically for SEC information only).


     (b) There were no reports on Form 8-K filed during the period covered by this report.

     The following Exhibit Index sets forth the Exhibits attached hereto.

                                  EXHIBIT INDEX
                                  -------------

         Exhibit           Description
         -------           -----------
         None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Global-Link Enterprises, Inc.
                                             A Nevada Corporation


Date: November 22, 1999                      /S/ James C. Frans
                                             ----------------------------------
                                             By: James C. Frans
                                             Its: President


Date: November 22, 1999                      /S/  Paul A. Harbison
                                             ----------------------------------
                                             By: Paul A. Harbison
                                             Its: Chief Financial Officer