Form 10-Q/A
period 1999-03-31
GLOBAL LINK ENTERPRISES INC
filed 1999-11-23
CIK 1080398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 1999
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
Global-Link Enterprises, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	91-1937382 (I.R.S. Employer Identification No.)
3633 Camino del Rio South #107, San Diego, CA (Address of principal executive offices)	92108 (Zip Code)
(619)584-3100 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.: 11,231,600

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
Not applicable
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
Financial Data Schedule of Global-Link Enterprises ending March 31, 1999
28.	Information from Reports Furnished to State Insurance Regulatory Authorities
Not applicable
29.	Additional Exhibits
Not applicable

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global-Link Enterprises, Inc.

(Registrant)

Date:Tuesday, August 31, 1999 By:/s/James C. Frans

James C. Frans, President