Form 10-Q/A
period 1999-06-30
GLOBAL LINK ENTERPRISES INC
filed 1999-11-23
CIK 1080398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 1999
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