Form 10KSB
period 1999-12-31
GLOBAL LINK ENTERPRISES INC
filed 2000-04-17
CIK 1080398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended: December 31, 1999
                                     -----------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From ____ to ____

                        Commission File Number: 000-26139

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


Securities Registrant pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.05 Par Value
                          -----------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     The issuer's revenues for the year ended December 31, 1999 were $0.00

     As of April 10, 2000, there were 11,268,507 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the OTC Bulletin Board on April 10, 2000) was approximately $265,876.

     Documents Incorporated by Reference: See Exhibit list.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           MLM WORLD NEWS TODAY, INC.

                                   FORM 10-KSB

                   For The Fiscal Year Ended December 31, 1999

                                      INDEX

                                     PART I

                                                                      Page
                                                                      ----
Item 1.  Description of Business..................................... 3

Item 2.  Description of Properties................................... 14

Item 3.  Legal Proceedings..........................................  15

Item 4.  Submission of Matters to a Vote of Security Holders......... 15

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.... 15

Item 6.  Management Discussion and Analysis or Plan of Operation..... 16

Item 7.  Financial Statements........................................ 21

Item 8.  Changes in and Disagreements with Accountants on Accounting
         And Financial Disclosures................................... 34

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act.  34

Item 10. Executive Compensation...................................... 36

Item 11. Security Ownership of Certain Beneficial Owners and
          Management................................................. 37

Item 12. Certain Relationships and Related Transactions.............. 38

Item 13. Exhibits and Reports on Form 8-K............................ 38

Signatures .......................................................... 39

     This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about MLM World News Today, Inc., and its management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 11 through 14 as well as those noted in the documents incorporated herein by reference. Unless required by law MLM World News Today, Inc., undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
                                     ------

Item 1. Description of Business

A.   Business Development and Summary

     MLM WORLD NEWS TODAY, INC., a Nevada Corporation, hereinafter referred to as the "Company," was originally incorporated under the name Global-Link Enterprises, Inc., in the state of Nevada on November 20, 1998.

     The Company is a developmental stage company with a business objective to provide original content focused on the Network Marketing Industry. The Company has begun to design a Web site called "MLM World News Today" (the "Site") at "www.mlmworldnewstoday.com" that provides editorial content, news, headlines, and customizable data related to the Network Marketing industry. The Company believes that its primary revenue source will be generated from several selected on line products and services along with the sale of advertising, through Network Marketing organizations. In addition, the Company plans on branding its own private label Internet service via its current Internet Service Provider
(ISP) and offer the following additional Internet-related products and services:
(i) web site design and development services; (ii) web site hosting; (iii) Domain name registration; [iv[ and several additional related services as they become available. The Company believes that these services offer an opportunity for businesses to increase the effectiveness of their marketing campaigns. The Company believes this because in the opinion of management of the Company, the cost of marketing over the Internet is dramatically lower than those of traditional marketing techniques.

     The Company plans to initially focus its efforts, however, on the development of an online newspaper focusing on Network Marketing content on its Site. In particular, Company's priorities for its first twelve months of operations will be as follows: provide compelling Network Marketing content, develop marketing awareness and brand recognition, leverage its Network Marketing content to enhance sales of Company and outside opportunities, create value for advertisers, leverage the Company's brand, infrastructure, and existing relationships, enhance and add products and services, begin to generate and increase advertising revenues, pursue acquisitions and strategic alliances if available and strategic, and maintain and improve the Company's technological focus and expertise.

     The Company believes that its Internet services will solidify the scope of Company's services, and that the central point of convergence for its product and service offerings will be www.mlmworldnewstoday.com. In short, the Company plans on utilizing its Internet services and related capability to provide real-time news, editorial content, headlines and customized programming related to the Network Marketing industry via the World Wide Web.

B.   Business of Issuer

     Principal Products and Services and Principal Markets
     -----------------------------------------------------

     The Company intends to establish an Internet newspaper on its Web site, www.mlmworldnewstoday.com, with Network Marketing based content. The Site seeks to be an editorial site focused exclusively on providing coverage of breaking news and scheduled events, in-depth analyses and original reporting related to Network Marketing programs. The Company's site will be designed to provide broad coverage of the industry and to appeal to Network Marketing program professionals. The Site will compete with weekly trade publications by offering more current news and information and by integrating text, audio and video to deliver high quality content. The Company plans to provide users with access to a collection of products and services to generate content and attract subscribers to the Site.

     Site Content and Strategy
     -------------------------

     The Company will seek to provide current, comprehensive and entertaining editorial content through its Internet site, "MLM World News Today," ("www.mlmworldnewstoday.com") and to provide a quality "Free" online service, with the objective of building a loyal audience of repeat Internet users. Additionally, the Company will seek to capitalize on available Network Marketing content to create a compelling Internet resource and to enhance the sales opportunities of the Company along with outside opportunities.

     The Company believes that its future success depends largely upon its ability to deliver original and compelling program content and core services in order to attract and retain users. There can be no assurance that the Company's content and services will be attractive to a sufficient number of Internet users to generate advertising revenues. There also can be no assurance that the Company will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences so as to attract a sufficient number of users to its site. Internet users can freely navigate and instantly switch among a large number of Internet sites, many of which offer competing content and services, making it difficult for the Company to distinguish its content and services and to attract users. In addition, many other Internet sites offer very specific, highly targeted content that could have greater appeal than the Company's site to particular subsets of the Company's target audience. If the Company is unable to develop Internet content and services that allow it to attract, retain and expand a loyal user base possessing demographic characteristics attractive to potential advertisers, the Company will be unable to generate advertising revenues, and its business, financial condition and operating results will be materially adversely affected.

     Free Services
     -------------

     The Company intends to provide a range of free services to its members through which they are able to personalize their online experience. By providing free services, the Company plans to create an online resource for those Web users interested in Network Marketing programs. The Company intends to provide excellent customer service and high-quality site performance. The Company believes that the provision of free services is critical to maintaining membership growth.

     Partnerships
     ------------

     The Company intends to establish relationships and strategic alliances with partners who pay an additional fixed monthly fee in order to receive prominent placement on the Company's Web site. Management plans to offer partnership agreements which will typically run for a period of six months to three years and will be renewable at the option of the partner. However, due to the development stage nature of its operations, it is important to note that the Company currently has no partnership agreements in place.

     Member Subscriptions
     --------------------

     The Company intends to offer additional Internet services, over and above the services available without charge, through certain membership packages. These packages will provide services such as access to highly detailed research and other such content and the ability for members to publish and post documents on the Site. Management of the Company intends to make member subscriptions available for a fee priced according to the level of service desired.

     Customer Service and Support
     ----------------------------

     The Company believes that the strength of its customer service and technical support operations will be critical to its success in attracting members, maintaining its membership base, increasing membership and encouraging repeat usage. The Company intends to establish a team of customer service and technical support professionals who will process inquiries and monitor the status of membership accounts and advertisement packages. Members will be able to access customer service by e-mail and customers can access a toll-free telephone number. The Company intends to enhance and automate the e-mail response portions of its customer service and technical support operations in the future.

     Internet Services
     -----------------

     In addition, the Company plans on branding its own private label Internet service via its current Internet Service Provider (ISP) and offer the following Internet-related products and services: (i) web site design and development services; (ii) web site hosting; and (iii) Domain Name registration: (iv) other e-commerce products and services. The Company believes that these Internet services offer an opportunity for businesses to increase the effectiveness of their marketing campaigns. The Company believes this because in the opinion of management of the Company, the cost of marketing over the Internet is dramatically lower than those of traditional marketing techniques. Company management believes that through its Internet service offerings, the Company is positioned to provide a full range of Internet services for its clients, to include providing a vehicle via the World Wide Web (i.e., web site development and hosting) related to the marketing campaigns of its clients.

     Additionally, the Company believes that its Internet services will solidify the scope of Company's services, and that the central point of convergence for its product and service offerings will be www.mlmworldnewstoday.com. In short, the Company plans on utilizing its Internet services and related capability to provide real-time news, editorial content, headlines and customized programming related to the MLM industry via the World Wide Web.

     Distribution Methods of the Products or Services
     ------------------------------------------------

     Advertising Sale and Design
     ---------------------------

     The Company will also seek to distinguish itself from its competition through the creation of unique advertising and sponsorship opportunities that are designed to build brand loyalty for its corporate Network Marketing sponsors by integrating their advertising messages into the Company's content. Management believes that through close relationships with the end user, the Company will have the ability to deliver advertising to a specific industry segment within the Site's themed content areas, allowing advertisers to single out and effectively deliver their messages to their respective target audiences. For example, a company can target an advertisement solely to patrons looking for a long-distance sales Network Marketing opportunity. The Company believes that such sophisticated targeting is a critical element for capturing Network Marketing advertising budgets for the Internet. Additionally, the Company intends to expand the amount and type of demographic information it collects from its members, which will allow it to offer more specific data to its advertising clients.

     While the Company's competition generally provides banner advertising as its primary delivery system, the Company plans to offer an assortment of advertising options to its clients, allowing them to take advantage of the Company's unique relationship with its users and rapidly growing membership base. In addition to direct response indicators like "click-throughs," the Company plans to specialize in providing innovative and aggressive selling services and a number of "branding" and "beyond the banner" sponsorship packages for its advertisers at higher premiums, such as: banner advertising, sweepstakes, button advertising, content development, contextual links within relevant content, affinity packages for advertising partners, pop up and log out interstitials, opt-in direct marketing/lead generation, e-mail sponsorship programs, celebrity event sponsorships, and pre- and post-campaign market research.

     The Company believes that its prospective Internet advertising customers have only limited experience with the Internet as an advertising medium and neither such customers nor their advertising agencies have devoted a significant portion of their advertising budgets to Internet-based advertising in the past. In order for the Company to generate advertising revenues, advertisers and advertising  agencies  must  direct  a  significant  portion  of  their  Network
Marketing advertising budgets to the Internet and, specifically, to the Company's Internet site. There can be no assurance that advertisers or advertising agencies will be persuaded to allocate or continue to allocate significant portions of their budgets to Internet-based advertising, or, if so persuaded, that they will find Internet-based advertising to be more effective than advertising in traditional media such as print, broadcast ad cable television, or in any event decide to advertise or continue to advertise on the Company's Internet site. If Internet-based advertising is not widely accepted by advertisers and advertising agencies, the Company's business, financial condition and operating results will be materially adversely affected.

     Status of Any Announced New Product or Service
     ----------------------------------------------

     The Company has not announced any recent additions to the existing products and services it plans to offer through its Internet Web site, www.mlmworldnewstoday.com. To date, however, the Company has established its offices in San Diego, California and has begun to execute its business plan. Additionally, the Company has begun work on its "MLM World News Today" Web site and created the foundation for its Internet service offerings. This work includes working with a Web site builder to create the Company's site and aid in the site's e-commerce strategy as well as begin to hire the technical staff needed to execute the Company's web site development, hosting, and other Internet service offerings. The Company has also began interviewing journalists, writers and authors - most of which the Company believes will provide editorial and other content for the Company on a freelance basis.

     Industry Background
     -------------------

     The  Company  believes  that a  significant  opportunity  exists to provide
Internet content related to Network Marketing programs. Growing use of the Internet and the World Wide Web (the "Web") has created opportunities for content providers and their advertising customers to reach and interact with millions of Internet users. This is due to its complementary and, in several respects, superior reach in terms of its ability to provide targeted content to consumers and to generate cost-effective results for certain advertisers to traditional television and print media.

     Growth of the Internet
     ----------------------

     The Internet has emerged as a global medium, enabling millions of people worldwide to share information, communicate and conduct business electronically. IDC estimates that the number of Web users will grow from approximately 69 million worldwide in 1997 to approximately 320 million worldwide by the end of 2000. This growth is expected to be driven by the large and growing number of PCs installed in homes and offices, the decreasing cost of PCs, easier, faster and cheaper access to the Internet, improvements in network infrastructure, the proliferation of Internet content and the increasing familiarity with the acceptance of the Internet by businesses and consumers. The Internet possesses a number of unique characteristics that differentiates it from traditional media: a lack of geographic or temporal limitations; real-time access to dynamic and interactive content; and instantaneous communication with a single individual or with groups of individuals. As a result of these characteristics, Web usage is expected to continue to grow rapidly. The proliferation of users, combined with the Web's reach and lower cost of marketing, has created a powerful direct sales and marketing channel.

     E-Commerce and Advertising
     --------------------------

     The Internet enables advertisers to target advertising campaigns utilizing sophisticated databases of information on the users of various sites and to directly generate revenues from these users through online transactions. As a result, the Internet has become a compelling means to advertise and market products and services. The Company believes that the market for content relating to Network Marketing content is growing rapidly and is emerging as an area well-suited to an Internet programming approach. According to Jupiter Communications, the market for U.S. advertising on the Internet was approximately $560 million in 1997, up from $260 million in 1996, and is expected to grow to over $5 billion by the year 2000.

     The advertising model that is emerging on the Internet is similar to the model prevalent in print and television media and involves the payment by advertisers to Internet content and service providers of advertising fees, based primarily on the demographics of the audience and the number of impressions delivered. The Company believes that the opportunities for Internet content providers to generate advertising revenues are growing due to increasing Internet usage by businesses and consumers and the growing recognition by advertisers of the potential advantages of Internet-based advertising over advertising in traditional media.

     Marketing Opportunities on the Internet
     ---------------------------------------

     The Internet allows marketers to collect meaningful demographic information and feedback from consumers, and to rapidly respond to this information with new messages. This offers a significant new opportunity for businesses to increase the effectiveness of their marketing campaigns. The effectiveness of these campaigns is dependent upon the quality of consumer data used to develop and place consumer advertisements. The costs of marketing over the Internet are dramatically lower than those of traditional marketing techniques. As a result, Internet-based marketing campaigns can be profitable at response rates that are a fraction of the rates for traditional campaigns.

     Raw Materials and Suppliers
     ---------------------------

     The Company is an e-commerce, on-line Network Marketing content provider, web site developer and host, and a private label Internet Service Provider
(ISP), and thus does not use raw materials or have any principal suppliers.

     Customers
     ---------

     The Company believes that the vast majority of its customers will be Network Marketing opportunity providers, users of those Network Marketing products and services, and small to medium-sized businesses looking to utilize the Company's Internet services to create a more cost-effective, on-line marketing strategy for their companies. The Company plans to reach these customers via network marketing, direct mail, telemarketing, seminars, trade shows, the Internet, word-of-mouth and the referral process. As of April 10, 1999, no sales revenues have been generated by the Company. In addition, the Company does not anticipate that its revenues will be dependent on any one or even a few major customers.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts
     ---------------------------------------------------------------------------

     The Company does not currently own or have any patents, trademarks, licenses, franchises or concessions or royalty agreements. However, the Company believes that its success and ability to compete will be dependent, in part, on the protection of its original content for the Internet and on the goodwill associated with potential trademarks, trade names, service marks and other proprietary rights. The Company plans to rely on copyright laws to protect the original content that it and its users develop for the Internet site, including editorial features and the various databases of information that are maintained by the Company and made available through its Internet site. In addition, the Company intends to rely on federal trademark laws to provide additional protection for the appearance of its Internet site. A substantial amount of uncertainty exists concerning the application of copyright and trademark laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for the Company's original content or its Internet domain name. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to the Company.

     The Company intends to rely on trade secret and copyright laws to protect the proprietary technologies that it plans to develop to manage and improve its Internet site and advertising services, but there can be no assurance that such laws will provide sufficient protection to the Company, that other will not develop technologies that are similar of superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's technologies without authorization. The Company intends to file patent application with respect to certain of its software systems, methods and related technologies, but there can be no assurance that such applications will be granted or that any future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide a competitive advantage for the Company. In addition, the Company plans to rely on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing its Internet site and providing related services to users and advertising customers. There can be no assurance that these third party technology licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these technology licenses could have a material adverse effect on the Company's business, financial condition or operating results.

     Policing unauthorized use of the Company's proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford the Company little or no effective protection of its intellectual property. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against the Company or claim that the Company's use of certain technologies violates a patent. The Company anticipates an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, there can be no assurance that third parties will not claim that the Company has misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights in connection with its Internet content. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company to enter into costly royalty or licensing arrangements to prevent the Company from using important technologies or methods, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

     Regulation
     -----------

     The Company is subject to certain federal and state laws and regulations that are applicable to certain activities on the Internet. Legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations concern various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Such government regulation may place the Company's activities under increased regulation, increase the Company's cost of doing business, decrease the growth in Internet use and thereby decrease the demand for the Company's services or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

     Internet Privacy
     -----------------

     The United States government currently has limited authority over the collection and dissemination of personal data collected online. The Federal Trade Commission Act (the "Act") prohibits unfair and deceptive practices in and affecting commerce. The Act authorizes the Federal Trade Commission (the "FTC") to seek injunctive and other equitable relief, including redress, for violations of the Act, and provides a basis for government enforcement of certain fair information practices.

     Any new legislation or regulation enacted by federal, state or foreign governments regulating online privacy or the application or interpretation of existing laws and regulations could affect the way in which the Company is allowed to conduct its business, especially those aspects that contemplate the collection or use of members' personal information.

     Internet Taxation
     -----------------

     A number of proposals have been made at the federal, state and local level, and by certain foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities.

     There can be no assurance that any such legislation will be adopted by Congress or that new taxes will not be imposed upon e-commerce after any moratorium adopted by Congress expires or that current attempts at taxing or regulating commerce over the Internet would not substantially impair the growth of Internet commerce and as a result adversely affect the Company's opportunity to derive financial benefit from such activities.

     Liability for Information Retrieved from or Transmitted over the Internet
     -------------------------------------------------------------------------

     Materials may be downloaded and publicly distributed over the Internet by the Internet services operated or facilitated by the Company or by the Internet access providers with which the Company has relationships. These third-party activities could result in potential claims against the Company for defamation, negligence, copyright or trademark infringement or other claims based on the nature and content of such materials. The CDA provides that no provider or user of an interactive computer service shall be treated as the publisher or speaker of any information provided by another information content provider.

     Future legislation or regulations or court decisions may hold the Company liable for listings accessible through its Web site, for content and materials posted by members on their respective personal Web pages, for hyperlinks from or to the personal Web pages of members, or through content and materials posted in the Company's chat rooms or bulletin boards. Such liability might arise from claims alleging that, by directly or indirectly providing hyperlink text links to Web sites operated by third parties or by providing hosting services for members' sites, the Company is liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. If any third-party material on the Company's Web site contains informational errors, the Company may be sued for losses incurred in reliance on such information. While the Company attempts to reduce its exposure to such potential liability through, among other things, provisions in member agreements, user policies and disclaimers, the enforceability and effectiveness of such measures are uncertain.

     Domain Names
     ------------
     Domain names are the user's Internet "addresses." Domain names have been the subject of significant trademark litigation in the United States. The Company has register the domain name "mlmworldnewstoday.com" "mlmwnt.com" "mlmall.com" "mlmail.com" along with several related domains. There can be no assurance that third parties will not bring claims for infringement against the Company for the use of this trademark. Moreover, because domain names derive value from the individual's ability to remember such names, there can be no assurance that the Company's domain names will not lose their value if, for example, users begin to rely on mechanisms other than domain names to access online resources.

     The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. There can be no assurance that the Company's domain names will not lose their value, or that the Company will not have to obtain entirely new domain names in addition to or in lieu of its current domain names, if such litigation or reform efforts result in a restructuring in the current system.

     Jurisdiction
     -------------

     Due to the global reach of the Internet, it is possible that, although transmissions by the Company over the Internet originate primarily in the State of California, the governments of other states and foreign countries might attempt to regulate Internet activity and the Company's transmissions or take action against the Company for violations of their laws. There can be no assurance that violations of such laws will not be alleged or charged by state or foreign governments and that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing could have a material adverse effect on the Company's business, results of operations and financial condition.

     Effect of Existing or Probable Government Regulations
     -----------------------------------------------------

     Future legislation or regulations or court decisions may hold the Company liable for listings accessible through its Web site, for content and materials posted by members on their respective personal Web pages, for hyperlinks from or to the personal Web pages of members, or through content and materials posted in the Company's chat rooms or bulletin boards. Such liability might arise from claims alleging that, by directly or indirectly providing hyperlink text links to Web sites operated by third parties or by providing hosting services for members' sites, the Company is liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. If any third-party material on the Company's Web site contains informational errors, the Company may be sued for losses incurred in reliance on such information. While the Company attempts to reduce its exposure to such potential liability through, among other things, provisions in member agreements, user policies and disclaimers, the enforceability and effectiveness of such measures are uncertain. See Part I-Item 1-B (8) above.

     Research and Development Activities
     -----------------------------------

     At this time, the company is not engaged in the research and/or development of any product or service. Management of the company is of the belief that compelling subscriber services can be deployed at the web site through the utilization of private branding, co-branding and affiliate partnership agreements. The company plans to rely on these strategic partnerships to provide its subscribers with compelling services

     Impact of Environmental Laws
     ----------------------------

     The Company is not aware of any federal, state or local environmental laws which would effect its operations.

     Employees
     ---------

     The Company presently has two (2) full time employees and one (1) part time employee. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

Risks Factors
-------------

     The Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, as well as risk factors particular to the industries in which it will operate, and will include, among other things, those types of risk factors outlined below.

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Risks of "Penny  Stock."
     ------------------------

     The Company's common stock may, at some future time, be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years. A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) of more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this Registration Statement the Company's common stock has a price in excess of $5.00 and would not be deemed a penny stock.

     If the Company's Common Stock were deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in the Company's Common Stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Exchange Act of 1934 Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     Limited and Volatile Market for Common Stock.
     ---------------------------------------------

     The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "MLMS", however, there is a limited and thinly traded market for the common stock and there can be no assurance that an active market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

     The performance of the Company's server and networking hardware and software infrastructure is critical to the Company's business and reputation and its ability to attract Web users, advertisers, new members and commerce partners to the Company's Web site. Any system failure that causes an interruption in service or a decrease in responsiveness of the Company's Web site could result in less traffic on the Company's Web site and, if sustained or repeated, could impair the Company's reputation and the attractiveness of its brand. Any disruption  in  Internet  access or any  failure  of the  Company's  server  and networking systems to handle high volumes of traffic would have a material adverse effect on the Company's business, results of operations and financial condition. The Company expects to experience system failures related to capacity constraints. An increase in the use of the Company's Web site could strain the capacity of its systems, which could lead to slower response time or system failures. System failures or slowdowns adversely affect the speed and responsiveness of the Company's Web site and would diminish the experience for the Company's members and visitors and reduce the number of impressions received by advertisers, and, thus, could reduce the Company's commerce and advertising revenue. The ability of the Company to provide effective Internet connections or of its systems to manage substantially larger numbers of customers at higher transmission speed is as yet unknown, and, as a result, the Company faces risks related to its ability to scale up to its expected customer levels while maintaining superior performance. Despite the implementation of network security measures by the Company, its servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. The Company expects to experience attempts by experienced programmers or "hackers" to penetrate the Company's network security, some of which may succeed. The occurrence of any of these events could result in interruptions, delays or cessations in service, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation and its brand could be materially and adversely affected.

     Rapid Changes in Technology and Industry Standards
     --------------------------------------------------

     To be competitive, the Company must introduce, enhance and improve the responsiveness, functionality and features of its site and introduce and develop features to meet customer needs. Introducing new technology into the Company's systems involves numerous technical challenges and substantial amounts of personnel resources, and could often times take many months to complete. There can be no assurance that the Company will be successful at integrating such technology into its Web site on a timely basis or without degrading the responsiveness and speed of its Web site or that, once integrated, such technology will function as expected. In addition, the Internet is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices that could render the Company's Web site, technology and systems obsolete. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the needs of its customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If the Company were unable to use new technologies effectively or adapt its Web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, it would be materially adversely affected.

     Competition
     -----------

     The market for members, users and Internet advertising is new and rapidly evolving, and competition for members, users and advertisers is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and the Company may face competitive pressures from many additional companies both in the United States and abroad.

     The Company believes that the principal competitive factors for companies seeking to create Network Marketing-focused Web sites on the Internet are critical mass, functionality of the Web site, brand recognition, member affinity and loyalty, broad demographic focus and open access for visitors. In the future, Internet Web sites may be developed or acquired by companies currently operating Web directories, search engines, shareware archives and content sites, and by commercial online service providers ("OSPs"), Internet service providers ("ISPs") and other entities, certain of which may have more resources than the Company. The Company competes for users and advertisers with other content providers and with thousands of Web sites operated by individuals, the government and educational institutions. Such providers and sites include America Online, Inc. ("AOL"), Angelfire Communications ("Angelfire"), CNET, Inc. ("CNET"), CNN/Time Warner, Inc. "CNN/Time Warner"), Excite, Inc. ("Excite"), Hotmail Corporation ("Hotmail"), Infoseek Corporation ("Infoseek"), Lycos, Inc. ("Lycos"), Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape"), Switchboard Inc. ("Switchboard"), Xoom Inc. ("Xoom") and Yahoo! Inc. ("Yahoo!"). In addition, the Company could face competition in the future from traditional media companies, such as newspaper, magazine, television and radio companies, a number of which, including The Walt Disney Company ("Disney"), CBS Corporation ("CBS") and The National Broadcasting Company ("NBC"), have recently made significant acquisitions of or investments in Internet companies.

     The Company believes that the principal competitive factors in attracting advertisers include the amount of traffic on its Web site, brand recognition, customer service, the demographics of the Company's members and users, the Company's ability to offer targeted audiences and the overall cost effectiveness of the advertising medium offered by the Company. The Company believes that the number of Internet companies relying on Internet-based advertising revenue, as well as the number of advertisers on the Internet and the number of users, will increase substantially in the future. Accordingly, the Company will likely face increased competition, resulting in increased pricing pressures on its advertising rates, which could have a material adverse effect on the Company.

     Many of the Company's existing and potential competitors, including companies operating Web directories and search engines, and traditional media companies, have longer operating histories in the Internet market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, e-commerce companies, advertisers and third party content providers. Furthermore, the Company's existing and potential competitors may develop Web sites that are equal or superior in quality to, or that achieve greater market acceptance than, the Company's site. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operational and financial condition.

     Dependence on Key Employees.
     ----------------------------

     The Company is dependent on the ability of its President and Chief Executive Officer, James C. Frans, a well as its CFO and Treasurer, Paul A.
Harbison, to contribute essential technical and management experience. In the event of future growth in administration, marketing, and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree on the active participation of its key officers and employees. Loss of services of any of the current officers and directors could have a significant adverse effect on the operations and prospects of the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

     Future Capital Requirements. Uncertainty of Future Funding.
     ----------------------------------------------------------

     The Company's plan of operation calls for additional capital to facilitate growth and support its long term development and marketing programs. It is likely that the Company would need to seek additional financing through subsequent future public or private sales of its securities. The Company may also seek funding for the development and marketing of its products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to curtail one or more of its future programs.

     Intense Competition and Rapid Technological Change.
     ---------------------------------------------------

     The industry in which the Company operated is highly competitive, rapidly growing and the Company will have to compete with a multitude of similar companies, possessing substantially greater financial, personnel, technological and marketing resources.

     Year 2000 Issues.
     -----------------

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

     Given that the Company's products operate on certain hardware platforms and within certain software operating systems and environments, the Company must rely upon the efforts of the hardware and software vendors and manufacturers to be in the vanguard with respect to OS and Platform issues relating to the Year 2000 compliance. The Company is undertaking steps to identify and assess whether hardware and software vendors and manufacturers have brought their products into Year 2000 compliance, or if any of its customers, suppliers or service providers will be so affected. The Company will with its key vendors, distributors, and direct resellers to avoid any business interruptions in 2000. Failure of the Company's software resulting from a hardware or software vendor to be Year 2000 compliant, or that of its customers, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and result of operations.

ITEM 2. DESCRIPTION OF PROPERTY

     Description of Property
     -----------------------

     The Company's corporate headquarters are located at 3633 Camino Del Rio South - Suite 107, San Diego, California 92108. These facilities consist of approximately 2,500 square feet of standard office space. The Company has no additional facilities, and these facilities are provided by an officer and director of the Company at no cost to the Company.

     Lease Agreement - Warehouse
     ---------------------------

     On May 3, 1999 the Company entered into a five-year lease agreement with Octavio and Leticia Sanchez for a 10,000 square foot warehouse in Chula Vista, California. A copy of the Lease Agreement between the Company and Octavio and Leticia Sanchez is attached hereto and incorporated herein by this reference.

     Sublease Agreement - Warehouse
     ------------------------------

     On May 3, 1999 the Company entered into a five-year sublease agreement with Direct Technologies, Inc., d/b/a California Pacific Trading Co, Inc. for a 10,000 square foot warehouse in Chula Vista, California.

     Sublease Agreement - Warehouse
     ------------------------------

     On August 1, 1999 the sublease agreement with Direct Technologies, Inc. d/b/a California Trading Pacific Co., Inc., dated May 3, 1999, was terminated.

     Lease Agreement - Retail Space
     ------------------------------

     On May 28, 1999 the Company entered into a ten-year lease with R.V.S. Retail, LP, a California Limited Partnership for a 1080 sq. ft. retail space. .

     Sublease Agreement - Retail Space
     ---------------------------------

     On May 28, 1999 the Company entered into a ten-year sublease with Gourmet Gardens Soup and Salad Bars, Inc. to sublease a 1080 sq. ft. retail space.

     Sublease Agreement - Warehouse
     ------------------------------

     On August 1, 1999 the Company entered into a four-year ten-month sublease agreement with FarmPac Trading Co., Inc. for the 10,000 square foot warehouse in Chula Vista, California.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any legal proceedings nor does it have knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the Company's fourth quarter of the fiscal year covered by this report to a vote of the security holders, through the solicitation of proxies, or otherwise.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Market Information.
     -------------------

     The Company's Common Stock is listed and traded on the OTC Bulletin Board under the symbol "MLMS". The following table represents the high and low closing prices for the Company's Common Stock for each quarter of the fiscal year ended December 31, 1999.

          Fiscal 1999              High      Low
          -----------------------------------------
          Fourth Quarter*          $0.81     $0.125

     *Company did not begin actively trading until November 10, 1999.

     Holders.
     -------

     As of April 10, 1999, the Company had 57 stockholders of record.

     Dividends.
     ---------

     The Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The board of directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

     Recent Sales of Unregistered Securities
     ---------------------------------------

     During 1999, due to the Company's limited cash reserves and at the request of the Company, Wenthur & Chachas agreed to accept shares of the restricted Common Stock of the Company for certain legal services provided to the Company. Accordingly, the Company issued 11,097 restricted shares of its Common Stock to Wenthur & Chachas as follows:

         10 /20/99         619 shares
         11/24/99          106 shares
         11/24/99         1319 shares
         12/01/99          609 shares
         21/08/99        9,254 shares

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION RESULTS

     As of April 10, 1999, no sales revenue has been generated by the Company. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

     As of December 31, 1998, the Company had an accumulated deficit of $104,604. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control.

     The Company has formulated its business plans and strategies based on certain assumptions of the Company's management regarding the size of the market for the products and/or services which the Company will be able to offer, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products and/or services. The Company continues to believe its business plans and the assumptions upon which they are based are valid. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned.

     Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including cost of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

     The Company's operating results may vary significantly due to a variety of factors including changing customers profiles, the introduction of new products and/or by the Company or its competitors, the timing of the Company's advertising and promotional campaigns, pricing pressures, general economic and industry conditions that affect customer demand, and other factors.

Operation Results
-----------------

     During the 1999 fiscal year the focus of the Company's efforts has been on development of the Company's Web Site and value based services at www.mlmwnt.com. The Company is continuing its design focus on the software and hardware that will be required to effectively implement the various services to be found at the web site. The first phase of design and development was completed in December 1999 and has revealed useful data and marketing information. The second phase of design and development is expected to be completed in February 2000. Final design and Bata testing is expected to be completed in March 2000. The first phase of the Company's web site is expected to be available to begin accepting subscribers the first week of March 2000. Other services will be added to the site as quickly as they can be implimented.

     Management is implementing changes prior to the acceptance of subscriptions. Management is also in negotiations with suppliers for added support products and/or services to be offered to subscribers. The Company expects that it will implement these upgrades as well as new services on an on-going basis.

     For the year ended December 31, 1999, the Company reported a loss of $104,533, or $.01 per share. This loss was due in large part because of the Costs associated with the development of the portal.

     Liquidity and Capital Resources
     --------------------------------

     For the year ending, December 31, 1999 the Company incurred a net loss of $104,533 for sales, general and administrative expenses related to start-up operations. It has yet to receive any revenues from operations. Additionally, on February 4, 1999, the Company completed an offering of one million thirty one thousand and six hundred (1,031,600) shares of the common stock of the company to approximately fifty-five (55) unafilliated shareholders. This offer was made in reliance upon an exemption from the registration provision of Section 4(2) of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this Registration Statement, the Company has approximately eleven million two hundred sixty eight thousand, five hundred and seven (11,268,507) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-seven (57) shareholders of record.

     In addition, management believes the need for additional capital going forward will be derived somewhat from internal revenues and earning generated from its Internet Web site as revenues from the "fee" services as they ramp up. If the company is unable to generate sufficient revenues to meet expenses, management of the company will seek additional operating capital through the issuance of stock. The Company has no arrangement or commitments for accounts receivable financing. There can be no assurance that any such financing can be obtained, or if obtained, that it will be at reasonable terms.

     The Company believes that its initial revenues will be dependent upon the sale of revenues generated through e-commerce arrangements with service partners and co-branding affiliates programs. Realization of significant sales of the Company's services during the coming fiscal year is vital to the operation of the Company. To this end, management is currently emphasizing the rapid deployment of the company's web site and the revenue generating services planned.

     No engineering management or similar reports have been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

     Management believes that the Company's future growth and success will be largely dependant on its ability to develop its Network Marketing content oriented web site along with its ability to cost effectively market to the Network Marketing Industry the service at the site. Success of the web site will be largely dependent upon rapidly expanding the subscriber base and translating this base to revenue generating services. Principle elements of the Company's approach to accomplish this task is included in the following.

     Member Loyalty
     --------------

     The Company plans to offer it's users a variety of Free service. Management of the Company believes that the provision of Free services is critical to attracting subscribers and retaining them as regular users of the services.

     Member Development Content
     --------------------------

     The majority of the content at the web site will be developed by users on a voluntary basis. As a result, the Company feels that it will be able to avoid a major cost of providing compelling information.

     Internet Services Offering
     --------------------------

     The Company plans on branding its own label Internet Services via its current Internet Service Provider (ISP) and offering the following internet services: (i) Internet Service (ISP) (ii) web site hosting (iii) web site design and (iv) Domain name registration and hosting. The Company believes that the future of the Internet will be centered around the Business to Business (B2B) services inherent in these services.

     In addition, management feels that its Internet Services via its current provider will solidify the scope of the company's central point of convergence. In short, the company plans to utilize its Internet services and related capability to provide relative news editorial content, headlines and customized programming to attract and capture subscriber information to more effectively market to the Network Marketing Industry.

     The Company currently does not expect to sell any of its facilities or equipment.

     Management anticipates that it will hire and add full time employees over the next twelve (12) months.

     Segment Data
     ------------

     As of December 31, 1999, no sales revenue has been generated by the Company. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

CAUTIONARY FORWARD - LOOKING STATEMENT
--------------------------------------

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three dimensional software development marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 1999

                                 C O N T E N T S

                                                                         Page
                                                                         ----
Independent Auditors' Report ...........................................   21

Balance Sheet...........................................................   22

Statements of Operations................................................   24

Statements of Stockholders' Equity (Deficit)............................   25

Statements of Cash Flows................................................   27

Notes to Financial Statements...........................................   28

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Global-Link Enterprises, Inc.
(A Development Stage Company)
San Diego, California


We have audited the accompanying balance sheet of Global-Link Enterprises, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and from inception on November 20, 1998 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global-Link Enterprises, Inc. (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from inception on November 20, 1998 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/S/ Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
April 14, 2000

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                                            December 31,
                                                                1999
                                                            ------------
CURRENT ASSETS

   Lease payments receivable                                $     7,913
                                                            ------------

     Total Current Assets                                         7,913
                                                            ------------

PROPERTY AND EQUIPMENT, NET (Note 7)                               1,221
                                                            ------------

OTHER ASSETS

   Website development (Note 6)                                   48,750
   Deposits                                                        6,387
                                                            ------------

     Total Other Assets                                           55,137
                                                            ------------

     TOTAL ASSETS                                           $     64,271
                                                            ============


     The accompanying notes are an integral part of these financial statements.

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                     ASSETS
                                                            December 31,
                                                                1999
                                                            ------------
CURRENT LIABILITIES

   Bank overdraft                                           $      3,497
   Accounts payable                                               55,186
   Accrued liabilities                                             1,106
   Notes payable - related parties (Note 4)                        7,693
   Notes payable (Note 5)                                         33,715
                                                            ------------

     Total Current Liabilities                                   101,197
                                                            ------------

LONG-TERM LIABILITIES

   Lease deposits payable - related party                          3,957
   Note payable - related party (Note 4)                              95
                                                            ------------

     Total Long-Term Liabilities                                   4,052
                                                            ------------

     Total Liabilities                                           105,249
                                                            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.001 par value,
    5,000,000 shares authorized;
    -0- shares issued and outstanding                                -
   Common stock, $0.001 par value,
    20,000,000 shares authorized;
    11,268,507 shares issued and outstanding                      11,269
   Additional paid-in capital                                     52,357
   Deficit accumulated during the development stage             (104,604)
                                                            ------------

     Total Stockholders' Equity (Deficit)                        (40,978)
                                                            ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $     64,271
                                                            ============

     The accompanying notes are an integral part of these financial statements.

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                             For the            From Inception on
                                                             Year Ended   November 20, 1998 Through
                                                            December 31,         December 31,
                                                            ----------------------------------------
                                                               1999            1998         1999
                                                            ----------------------------------------
REVENUES                                                    $        -    $        -    $        -
                                                            ----------------------------------------

OPERATING EXPENSES

   General and administrative                                    138,082           -         138,082
   Depreciation                                                      279           -             279
                                                            ----------------------------------------

     Total Operating Expenses                                    138,361           -         138,361
                                                            ----------------------------------------

OTHER INCOME (EXPENSE)

   Interest expense                                               (1,159)          (71)       (1,230)
   Rent income                                                    34,987           -          34,987
                                                            ----------------------------------------

     Total Other Income (Expense)                                 33,828           (71)       33,757
                                                            ----------------------------------------

LOSS FROM OPERATIONS                                            (104,533)          -        (104,604)

INCOME TAX EXPENSE                                                -                -             -
                                                            ----------------------------------------

NET LOSS                                                    $   (104,533) $        (71) $   (104,604)
                                                            ========================================

BASIC LOSS PER SHARE                                        $      (0.01) $      (0.00)
                                                            ============  ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                                  11,159,540     5,496,195
                                                            ============  ============

     The accompanying notes are an integral part of these financial statements.

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                                      Deficit
                                                                                                                     Accumulated
                                                   Preferred Stock               Common Stock          Additional    During the
                                              ------------------------------------------------------    Paid-In      Development
                                                Shares          Amount       Shares        Amount       Capital        Stage
                                              ------------  ------------  ------------  ------------  ------------  ------------
Balance at inception on
 November 20, 1998                                     -    $        -             -    $        -    $        -    $        -

Issuance of common stock
 for cash at $0.001 per share -
 November 20, 1998                                     -             -      10,200,000        10,200           -             -

Issuance of common stock for
 cash at $0.05 per share
  - December 23, 1998                                  -             -         118,000           118         5,782           -

Net loss from inception on
 November 20, 1998 through
 December 31, 1998                                     -             -             -             -             -             (71)
                                              ------------  ------------  ------------  ------------  ------------  ------------

Balance, December 31, 1998                             -             -      10,318,000        10,318         5,782           (71)

Issuance of common stock issued
 for cash at  $0.05 per share
 - January 12, 1999                                    -             -         105,000           105         5,145           -

Issuance of common stock issued
 for cash at $0.05 per share
 - January 13, 1999                                    -             -          23,600            24         1,156           -

Issuance of common stock issued
 for cash at $0.05 per share
 - January 15, 1999                                    -             -          30,000            30         1,470           -

Issuance of common stock issued
 for cash at $0.05 per share
 - January 19, 1999                                    -             -         105,000           105         5,145           -

Issuance of common stock issued
 for cash at $0.05 per share
 - January 22, 1999                                    -             -         100,000           100         4,900           -

Issuance of common stock issued
 for cash at $0.05 per share
 - January 28, 1999                                    -             -          40,000            40         1,960           -

Issuance of common stock issued
 for services at $0.05 per share
 - January 29, 1999                                    -             -           5,000             5           245           -

Issuance of common stock issued
 for services at $0.05 per share
 - February 3, 1999                                    -             -         500,000           500        24,500           -
                                              ------------  ------------  ------------  ------------  ------------  ------------

Balance forward                                        -    $        -      11,226,600  $     11,227  $     50,303  $        (71)
                                              ------------  ------------  ------------  ------------  ------------  ------------


   The accompanying notes are an integral part of these financial statements.

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                                                      Deficit
                                                                                                                     Accumulated
                                                   Preferred Stock               Common Stock          Additional    During the
                                              ------------------------------------------------------    Paid-In      Development
                                                Shares          Amount       Shares        Amount       Capital        Stage
                                              ------------  ------------  ------------  ------------  ------------  ------------
Balance forward                                        -    $        -      11,226,600  $     11,227  $     50,303  $        (71)

Issuance of common stock
 for cash at $0.05 per share
 - February 4, 1999                                    -             -           5,000             5           245           -

Issuance of common stock
 for services at $0.05 per share
 - March 30, 1999                                      -             -          25,000            25         1,225           -

Issuance of common stock
 for services at $0.05 per share
 - October 20, 1999                                    -             -             619             1            30           -

Issuance of common stock
 for services at $0.05 per share
 - November 24, 1999                                   -             -           1,425             1            70           -

Issuance of common stock
 for services at $0.05 per share
 - December 1, 1999                                    -             -             609             1            30           -

Issuance of common stock
 for services at $0.05 per share
 - December 8, 1999                                    -             -           9,254             9           454           -

Net loss for the year ended
 December 31, 1999                                     -             -             -             -             -        (104,533)
                                              ------------  ------------  ------------  ------------  ------------  ------------

Balance, December 31, 1999                             -    $        -      11,268,507  $     11,269  $     52,357  $   (104,604)
                                              ============  ============  ============  ============  ============  ============


     The accompanying notes are an integral part of these financial statements.

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                             For the            From Inception on
                                                             Year Ended   November 20, 1998 Through
                                                            December 31,         December 31,
                                                            ----------------------------------------
                                                               1999            1998         1999
                                                            ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss)                                               $   (104,533) $        (71) $   (104,604)
   Adjustments to reconcile net (loss) to net cash
     used in operating activities:
     Depreciation                                                    279           -             279
     Stock issued for services                                    26,846           -          26,846
   Changes in operating assets and liabilities:
     (Increase) decrease in lease payments receivable             (7,913)          -          (7,913)
     (Increase) decrease in deposits                              (6,387)          -          (6,387)
     Increase (decrease) in accounts payable                      44,686        10,500        55,186
     Increase (decrease) in accrued interest                       1,106           -           1,106
     Increase (decrease) in lese deposit payable                   3,957           -           3,957
                                                            ----------------------------------------

    Net Cash (Used) by Operating Activities                      (41,959)       10,429       (31,530)
                                                            ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                             (1,500)          -          (1,500)
   Website development costs incurred                            (23,250)      (25,500)      (48,750)
                                                            ----------------------------------------

    Net Cash (Used) by Investing Activities                      (24,750)      (25,500)      (50,250)
                                                            ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from the issuance of notes payable                    33,715           -          33,715
   Proceeds from the issuance of notes payable
    - related party                                                9,656        15,100        24,756
   Payments on notes payable - related party                      (2,544)      (14,424)      (16,968)
   Common stock issued for cash                                   20,680        16,100        36,780
                                                            ------------  ------------  ------------

   Net Cash Provided by Financing Activities                      61,507        16,776        78,283
                                                            ----------------------------------------

NET INCREASE (DECREASE) IN CASH                                   (5,202)        1,705        (3,497)

CASH AT BEGINNING OF PERIOD                                        1,705           -             -
                                                            ----------------------------------------

CASH AT END OF PERIOD                                       $     (3,497) $      1,705  $     (3,497)
                                                            ============  ============  ============

CASH PAID FOR:

   Interest expense                                         $         55  $        -    $         55
   Income taxes                                             $        -    $        -    $        -
                                                            ----------------------------------------


     The accompanying notes are an integral part of these financial statements.

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


NOTE 1 - NATURE OF ORGANIZATION

     The financial statements presented are those of Global-Link Enterprises, Inc. (a development stage company) (the Company). The Company was organized under the laws of the State of Nevada on November 20, 1999. The Company was organized to develop a multi-level marketing resource web site to offer web site hosting and development services as well as a news portal for the multi-level marketing community.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Accounting Method

     The  financial   statements  are  prepared  using  the  accrual  method  of accounting. The Company has elected a December 31 year end.

     b. Basic Loss Per Share

     The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:


                                                                 For the Years Ended
                                                                  December 31,
                                                            --------------------------
                                                                1999          1998
                                                            --------------------------

              Net (loss) (numerator)                        $   (104,533) $        (71)

              Weighted average shares outstanding
               (denominator)                                  11,159,540     5,496,195

              Basic loss per share                          $      (0.01) $      (0.00)
                                                            ==========================

     Fully diluted loss per share is not presented as there are no potentially dilutive items outstanding.

     c. Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d. Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e. Revenue Recognition Policy

     The Company will develop its revenue recognition policies when planned principle operations commence.

     f. Income Taxes

     As of December 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $104,600 that may be used in future years to offset taxable income. The net operating loss carryforward will expire in 2019. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant operations to date, nor does it have an established source of revenues sufficient to allow it to continue as a going concern. It is the intent of the Company to seek additional working capital for the Company through the issuance of stock.

     When the Company becomes fully operational, the central convergence of the enterprise will be centered on a global news and information web portal that focuses on the needs of the worldwide Network Marketing Industry. Principle features of the web site will include international and national news and information related to over 1,000 companies engaged in this industry, free web based e-mail, chat rooms, message boards, and a personal calendar. Revenue generating services at the site will include internet services as an ISP, web site design, web site hosing, domain name registration, communications services, a credit repair membership program and an e-commerce mall. Additional services will be added, as they become economically viable.

     In the interim, management of the Company is committed to meeting the present and future needs of the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Notes Payable

     A related party loaned the Company $15,100 for web site development during November 1998. The note payable has a maturity date of November 24, 2001 and accrues interest at 10% per annum. At December 31, 1999, the unpaid principal balance was $95. Interest expense amounted to $32 at December 31, 1999.

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

     During 1999, a related party loaned the Company $8,856. The note has a maturity date of December 31, 2000 and accrues interest at 10% per annum, unsecured. At December 31, 1999, the unpaid principal balance was $6,893. Interest expense amounted to $49 at December 31, 1999.

     During 1999, a related party loaned the Company $800. The note is due upon demand and accrues interest at 10% per annum, unsecured. At December 31, 1999, the unpaid principal balance was $800. Interest expense amounted to $28 at December 31, 1999.

     During 1999, the Company paid $17,260 in consulting fees to related parties.

     During 1999, the Company paid $31,153 in rent to a related party for its office space.

     During 1999, the Company subleased two properties to related parties. The Company recorded $34,987 in rent income for the year (see Note 10).

NOTE 5 - NOTES PAYABLE

     On December 31 1999, the Company borrowed $33,715. The note has a maturity date of December 31, 2000 and accrues interest at 12% per annum, unsecured. At December 31, 1999, the unpaid principal balance was $33,715.

NOTE 6 - WEB SITE DEVELOPMENT

     The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The web site will be amortized when placed in service in 2000 over a period of 60 months on the straight-line basis. A total of $48,750 has been capitalized at December 31, 1999.

NOTE 7 - PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets, primarily from three to seven years. Property and equipment consisted of the following at December 31, 1999:

                                                               December 31,
                                                                   1999
                                                               ------------
          Office equipment                                     $      1,500
          Accumulated depreciation                                      279
                                                               ------------
                                                               $      1,221
                                                               ============

     Depreciation expense for the year ended December 31, 1999 was $279.

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 8 - ISSUANCE OF STOCK

     During  November  1998,  the  Company  issued   10,200,000  shares  of  its
     previously authorized but unissued common stock for cash of $10,200 (or $0.001 per share).

     During December 1998, the Company issued 118,000 shares of its previously authorized but unissued common stock for cash of $5,900 (or $0.05 per share).

     During January 1999, the Company issued 105,000 shares of its previously authorized but unissued common stock for cash of $5,250 (or $0.05 per share).

     During January 1999, the Company issued 23,600 shares of its previously authorized but unissued common stock for cash of $1,180 (or $0.05 per share).

     During January 1999, the Company issued 30,000 shares of its previously authorized but unissued common stock for cash of $1,500 (or $0.05 per share).

     During January 1999, the Company issued 105,000 shares of its previously authorized but unissued common stock for cash of $5,250 (or $0.05 per share).

     During January 1999, the Company issued 100,000 shares of its previously authorized but unissued common stock for cash of $5,000 (or $0.05 per share).

     During January 1999, the Company issued 40,000 shares of its previously authorized but unissued common stock for cash of $2,000 (or $0.05 per share).

     During January 1999, the Company issued 5,000 shares of its previously authorized but unissued common stock for cash of $250 (or $0.05 per share).

     During February 1999, the Company issued 500,000 shares of its previously authorized but unissued common stock for services of $25,000 (or $0.05 per share).

     During February 1999, the Company issued 5,000 shares of its previously authorized but unissued common stock for cash of $250 (or $0.05 per share).

     During March 1999, the Company issued 25,000 shares of its previously authorized but unissued common stock for services of $1,250 (or $0.05 per share).

     During October 1999, the Company issued 619 shares of its previously authorized but unissued common stock for services of $31 (or $0.05 per share).

     During November 1999, the Company issued 1,425 shares of its previously authorized but unissued common stock for services of $71 (or $0.05 per share).

     During December 1999, the Company issued 609 shares of its previously authorized but unissued common stock for services of $31 (or $0.05 per share).

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 8 - ISSUANCE OF STOCK (Continued)

     During December 1999, the Company issued 9,254 shares of its previously authorized but unissued common stock for services of $463 (or $0.05 per share)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     During November 1999, the Company entered into an agreement for web site development. The agreement called for payment of $25,000 in installments of 50% due upon acceptance, 25% due on December 10, 1999 and 25% due upon acceptance of the completed project. The Company paid $-0- toward this contract at December 31, 1999, but negotiated to pay the balance in 2000.

NOTE 10 - LEASE COMMITMENT AND TOTAL RENTAL EXPENSE

     The Company has leased property under a noncancellable operating lease agreement which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common area operating expenses.

     The Company has subleased a portion of the building to a another related party company under a noncancellable agreement which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common area operating expenses.

     The total minimum rental commitment at December 31, 1999 under the lease is $226,971 which is due as follows:

          Year                               Amount
          ----------                         -----------
          2000                               $    48,488
          2001                                    50,214
          2002                                    51,941
          2003                                    53,667
          2004                                    22,661
                                             -----------
          Total                              $   226,971
                                             ===========

     The preceding minimum rental commitment amounts have not been reduced by the minimum rentals totaling $226,971 which are to be received in the future under the sublease mentioned in the second paragraph.

     The total rental expense included in the income statement for the year ended December 31, 1999 is $27,697 and the net rental expense, after deducting rental income of $27,697 from subleases is $0.

     The Company was required to put a refundable security deposit of $3,957 on the lease and required a security deposit on the sublease for the same amount.

                          GLOBAL-LINK ENTERPRISES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 10 - LEASE COMMITMENT AND TOTAL RENTAL EXPENSE (Continued)

     The Company has leased property under a noncancellable operating lease agreement which expires on September 30, 2009 and requires monthly rentals of $2,430, plus yearly increases, plus approximately $443 per month in common area operating expenses.

     The Company has subleased a portion of the building to a another related party company under a noncancellable agreement which expires on September 30, 2009 and requires monthly rentals of $2,430, plus yearly increases, plus approximately $443 per month in common area operating expenses.

     The total minimum rental commitment at December 31, 1999 under the lease is $342,630 which is due as follows:

          Year                               Amount
          ----------                         -----------
          2000                               $    29,484
          2001                                    30,780
          2002                                    32,076
          2003                                    33,372
          2004                                    34,668
          Thereafter                             182,250
                                             -----------
          Total                              $   342,630
                                             ===========

     The preceding minimum rental commitment amounts have not been reduced by the minimum rentals totaling $342,630 which are to be received in the future under the sublease mentioned in the second paragraph.

     The total rental expense included in the income statement for the year ended December 31, 1999 is $7,290 and the net rental expense, after deducting rental income of $7,290 from subleases is $0.

     The Company was required to put a refundable security deposit of $2,430 on the lease and did not require a refundable security deposit on the sublease.

NOTE 11 - SUBSEQUENT EVENTS

     During January 2000, the Company authorized the issuance of 50,000 shares of its previously authorized but unissued common stock for cash of $500 (or $0.05 per share).

     During February 2000, the Company effected a name change to MLM World News Today, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of the independent auditors of the Company and there are no disagreements with such independent auditors.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     See Item 11 for information on the beneficial ownership of the Company's securities.

     (a)  Identity of Directors and Executive Officers.

     The directors and executive officers of the Company are as follows:

Name                     Age       Position            Term      Served Since
--------------------------------------------------------------------------------
James C. Frans           49        President,          1 Year    1998
                                   Chief Executive Officer
                                   and Chairman

Paul A. Harbison         34        Treasurer, CFO and  1 Year    1998
                                   Director

Robert L. Schultz        59        Secretary           1 Year    11/20/98
--------------------------------------------------------------------------------

     (b) Work Experience

     James C. Frans, President, CEO and Chairman of the Board - In 1983, Mr. Frans became President and CEO of MAGCO Publishing, a sales and marketing related publishing firm. In 1994, Mr. Frans co-founded Financial Help Centers, Inc. ("FHC"), another sales organization that was able to expand throughout Southern California; this company continues to grow today with a focus on a program designed to decrease debt, increase income and help members generally secure a more stable financial future. FHC's lifetime membership has helped many people with credit and debt problems. Mr. Frans has also been involved with Herbalife Corporation while working with Mr. Anthony Chow in Honolulu, Hawaii and has successfully trained and managed employees from combined experience in various organizations such as Neon Products, Inc. and Crush International. The Company believes that Mr. Frans' background in sales, marketing and management, coupled with his creative talent and professionalism, provide the Company with a great deal of leadership.

     Paul A. Harbison, Treasurer, CFO and Director - Mr. Harbison has experience in sales, marketing, management and finance. After completing his education at San Diego State University, where he majored in business administration with an emphasis in finance, Mr. Harbison pursued a career in communications, specializing in streamlining for prominent corporations such as Sony, QualComm and SAIC. In this area, Mr. Harbison's expertise includes two-way paging, two-way radio, and cellular and long-distance services. Mr. Harbison was also involved in the 1994 establishment of Financial Help Centers, Inc., where Mr. Harbison is currently the President and CEO. This organization has helped people better their lives with its lifetime membership program which is designed to help consumers with their credit problems by decreasing their debts and increasing their income - ultimately helping the consumers improve their financial status. The Company believes that Mr. Harbison's various achievements within the fields of finance, communications and network marketing, accompanied with his aggressive work ethic and management skills, provides essential leadership to the Company.

     Robert L. Schultz, Secretary, COO and Director - Mr. Schultz brings a wealth of experience in marketing, sales and management to the company. After a four year enlistment in the U. S. Air Force, Mr. Schultz attended The University of Detroit and Wayne State University were he majored in Business administration and Mass Communications. Before graduating he was recruited by the worlds leading Incentive Marketing Company, The E. F. Mac Donald Company where he served as Account Executive. During this time, Mr. Schultz had total responsibility for the sales and management of 2 major Automotive Industry accounts each billing in excess of $1.5 million. After 9 years as account executive, Mr. Schultz was recruited by a major Corporate Meetings company as National Account Director. He quickly became the Company's leading revenue producer, billing in excess of 40% of the total Company revenue and was promoted to Vice President, Sales and Marketing.

     After 10 years on the road, Mr. Schultz married and settled down to a life as District Sales and Training Manager for the Prudential Insurance Company. While with the Prudential, Mr. Schultz was responsible for building one of the largest and most successful sales staff in the country, earning him several awards including a "Presidential Citation," the top recognition award given by the company. Mr. Schultz was also responsible for District Agent training for the Prudential as well as the for several other Insurance Companies under the Life Underwriters Training Counsel and General Agents Management Counsel. During this time Mr. Schultz and his wife Marcia also owned and operated several large Fine Dining restaurants.

     Mr. Schultz's outstanding business  accomplishments in sales, marketing and
business  management,   accompanied  with  his  tireless  work  ethic,  provides
indispensable leadership to the Company.

     (c) Family Relationships

     None - Not Applicable.

     (d) Involvement on Certain Material Legal Proceedings During the Last Five Years

          (1) No current or pending litigation, and no claims or counterclaims involving the Company as a plaintiff or defendant exist.

          (2)  No director, officer, significant employee or consultant has been
               convicted  in  a  criminal   proceeding,   exclusive  of  traffic
               violations.

          (3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

          (4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"),requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all reports they file under Section 16(a).

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representation that no other reports were required, with respect to the year ended December 31,1999, all
Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31,1999, was an officer, director and greater than ten percent beneficial owner, were complied with.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE
                           ---------------------------

                                   ------------------------------------------------------------------------------
                                             Annual Compensation                Long Term Compensation
                                   ------------------------------------------------------------------------------
                                                                                Awards         Payouts
                                   ------------------------------------------------------------------------------
                                                                                Securities               All
                                                       Other                    Underlying               Other
Name and             Year or                           Annual    Restricted     Options/       LTIP      Compen-
Principal            Period   Salary         Bonus     Compen-   Stock          SAR's          Payouts   sation
Position             Ended    ($)            ($)       sation)   Awards         (#)            ($)       ($)
                                                       ($)       ($)
(a)                  (b)      (c)            (d)       (e)       (f)            (g)            (h)       (i)
-----------------------------------------------------------------------------------------------------------------
James C. Frans      1999      $ 10,610       0         0         0              0              0         0
President and CEO   1998      $      0       0         0         0              0              0         0


Paul A. Harbison    1999      $  6,650       0         0         0              0              0         0
CFO                 1998      $      0       0         0         0              0              0         0

Robert L. Schultz   1999      $      0       0         0         0              0              0         0
                    1998      $      0       0         0         0              0              0         0
------------------------------------------------------------------------------------------------------------------

     EMPLOYMENT CONTRACTS/STOCK INCENTIVE PLANS
     ------------------------------------------

     Management Employment Agreements and Compensation

     All executive officers of the Company prior to April 10, 1999 did not draw a salary from the Company. Over the next twelve months, however, each executive officer is expected to draw the following annual compensation. The Company does not currently have a stock option plan.

     There were no arrangements pursuant to which any director of the Company was compensated for the period from November 20, 1998 to April 10, 1999 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future, as the Company's only directors are its current executive officers who are expected to draw a salary for the management of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

     The following table sets forth security ownership information as of the close of business on April 10, 1999, for any person or group, known by the Company to own more than five percent (5%) of the Company's voting securities.


Title of            Name of                   Amount of          Percent of
Class               Beneficial Owner          Ownership          Class
-------------------------------------------------------------------------------
Common              James C. Frans (1)
                    Chairman;
                    President & CEO          5,100,000           45.41%

Common              Paul A. Harbison (1)
                    Treasurer; CFO;
                    Director                 5,100,000           45.41%

     (b) Security Ownership of Management

     The following table sets forth security ownership information, as of the close of business on April 10, 1999, for any director, executive officer or group of the Company's voting securities:


Title of            Name of                       Amount of          Percent of
Class               Beneficial Owner              Ownership          Class
-------------------------------------------------------------------------------
Common Stock        James C. Frans                5,100,000         45.41%
                    3633 Camino Del Rio South
                    Suite 107
                    San Diego, CA 92108

Common Stock        Paul A. Harbison              5,100,000         45.41%
                    3633 Camino Del Rio South
                    Suite 107
                    San Diego, CA 92108

Common Stock        Robert L. Schultz                 5,000         0.045%
                    1308 Sun Point Dr.
                    Las Vegas, NV 89108

Common Stock        All Executive Officers and   10,205,000         90.87%
                    Directors as a Group (3 Persons)

     (c) Change in Control.

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                     TRANSACTIONS WITH MANAGEMENT AND OTHERS
                     ---------------------------------------

     Company has conducted limited business transactions to date. Prior to this Registration Statement, the Company has relied primarily upon founders and initial shareholders of the Company as its sole source of capital and liquidity.

     Because of the development stage nature of the Company and its relatively recent inception, November 20, 1998, the Company has no relationships or transactions to disclose.

                           TRANSACTIONS WITH PROMOTERS
                           ---------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Registration Statement Item 8. Sescription of Securities.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.

Exhibit
Number   Description*
-------  -------------

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.

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

                                  EXHIBIT INDEX
                                  -------------

     The following Exhibit Index sets forth the Exhibits attached hereto.

Exhibit  Description

None.
                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                                  MLM WORLD NEWS TODAY, INC.
                                                  A Nevada Corporation

Date: April 14, 2000                              /S/ James C. Frans
                                                  ------------------------------
                                                  By: James C. Frans
                                                  Its: President and CEO


Date: April 14, 2000                              /S/ Paul A. Harbison
                                                  ------------------------------
                                                  By: Paul A. Harbison
                                                  Its: Chief Financial Officer

Date: April 14, 2000                              /S/ Robert L. Schultz
                                                  ------------------------------
                                                  By: Robert L. Schultz
                                                  Its: Secretary