Form 10QSB
period 2000-03-31
MLM WORLD NEWS TODAY INC
filed 2000-05-19
CIK 1080398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                        For Quarter ended March 31, 2000
                        Commission File Number 000-24109



-------------------------------------------------------------------------------


                           MLM WORLD NEWS TODAY, INC.
                    (FORMERLY GLOBAL-LINK ENTERPRISES, INC.)
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


        NEVADA                                                   91-1937382
        ------                                                   ----------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

         3633 Camino Del Rio South Suite 107 San Diego, California 92108
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 584-3100
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]                        No  [  ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

        As of March 31, 2000, there were 11,268,507 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements





                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (a Development Stage Company)
                                 Balance Sheets

                                                                               March 31,
                                                                                 2000          December 31,
                                                                              (Unaudited)         1999
                                                                              -----------      -----------
                                     ASSETS
CURRENT ASSETS
        Cash                                                                  $     2,963      $         -
        Lease payments receivable                                                       -            7,913
                                                                              -----------      -----------
           Total current assets                                                     2,963            7,913
                                                                              -----------      -----------
PROPERTY AND EQUIPMENT, NET (Note 6)                                               13,698            1,221
                                                                              -----------      -----------
OTHER ASSETS
        Website developments, net (Note 5)                                         47,949           48,750
        Deposits                                                                    6,387            6,387
                                                                              -----------      -----------
           Total other assets                                                      54,336           55,137
                                                                              -----------      -----------
           TOTAL ASSETS                                                       $    70,997      $    64,271
                                                                              ===========      ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Bank overdraft                                                        $         -      $     3,497
        Accounts payable                                                           25,501           55,186
        Accrued liabilities                                                         6,452            1,106
        Note payable - related parties (Note  3)                                  102,137            7,693
        Note payable (Note 4)                                                      31,231           33,715
                                                                              -----------      -----------
           Total current liabilities                                              165,321          101,197
                                                                              -----------      -----------
LONG-TERM LIABILITIES
        Lease deposits payable - related party                                      3,957            3,957
        Note payable - related parties (Note 3)                                        95               95
                                                                              -----------      -----------
           Total long-term liabilities                                              4,052            4,052
                                                                              -----------      -----------
           Total liabilities                                                      169,373          105,249
                                                                              -----------      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock, $0.001 par value, 5,000,000 shares authorized;
         -0- and -0- shares issued and outstanding, respectively                        -                -
        Common stock, $0.001 par value, 20,000,000 shares authorized;
         11,268,507 and 11,268,507 shares issued and outstanding,
         respectively                                                              11,269           11,269
        Additional paid-in capital                                                 52,357           52,357
        Deficit accumulated during the development stage                         (162,002)        (104,604)
                                                                              -----------      -----------
           Total stockholders' equity (Deficit)                                   (98,376)         (40,978)
                                                                              -----------      -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    70,997           64,271
                                                                              ===========      ===========


              See accompanying notes to the financial statements.

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (a Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                on November 20,
                                                For three Months Ended           1998 through
                                                       March 31,                    March 31,
                                            --------------------------------     --------------
                                                  2000             1999               2000
                                             ------------       ------------     --------------
REVENUE
Net revenue                                  $         --       $         --       $         --
      Sales, net                                      801                 --                801
                                             ------------       ------------       ------------
      Cost of Sales                                  (801)                --               (801)

OPERATING EXPENSES
      General & administrative                     73,328             42,540            211,410
      Depreciation                                    232                 53                511
                                             ------------       ------------       ------------
           Total operating expenses                73,560             42,593            211,921
                                             ------------       ------------       ------------
OTHER INCOME (EXPENSE)
      Interest expense                             (2,197)                --             (3,427)
      Rental income                                19,160                 --             54,147
                                             ------------       ------------       ------------
           Total Other Income (Expense)            16,963                 --             50,720
                                             ------------       ------------       ------------
LOSS FROM OPERATIONS                              (57,398)           (42,593)          (162,002)
INCOME TAX EXPENSE                                     --                 --                 --
                                             ------------       ------------       ------------

NET LOSS                                          (57,398)           (42,593)          (162,002)
                                             ============       ============       ============

BASIS LOSS PER SHARE                                (0.01)             (0.00)
                                             ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING            11,268,507         11,268,507
                                             ============       ============


                         See accompanying notes to the financial statements

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                           From
                                                                                                       Inception on
                                                                                                       November 20,
                                                                    For the Three Months Ended         1998 through
                                                                              March 31,                  March 31,
                                                                   -----------       -----------       -----------
                                                                      2000              1999              2000
                                                                   -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Loss                                                   $   (57,398)      $   (42,593)      $  (162,002)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
             Depreciation and amortization                               1,032                53             1,311
             Stock issued for services                                      --            26,250            26,846
        Changes in operating assets and liabilities:
             (Increase) decrease in lease payments receivable            7,913                --                --
             (Increase) decrease in deposits                                --                --            (6,387)
             Increase (decrease) in accounts payable                   (29,685)               --            25,501
             Increase (decrease) in accrued interest                       261                --             1,367
             Increase (decrease) in payroll liabilities                  5,085                --             5,085
             Increase (decrease) in lease deposit payable                   --                --             3,957
                                                                   -----------       -----------       -----------
               Net cash (Used) by Operating Activities                 (72,792)          (16,290)         (104,322)
                                                                   -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                             (12,708)           (1,500)          (14,208)
        Website development costs incurred                                                (4,500)          (48,750)
                                                                   -----------       -----------       -----------
               Net cash (Used) by Investing Activities                 (12,708)           (6,000)          (62,958)
                                                                   -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from the issuance of notes payable                         --                --            33,715
        Proceeds from the issuance of notes payable -
           related party                                               113,456                --           138,212
        Payments on notes payable - related party                      (19,011)               --           (35,979)
        Payments on notes payable                                       (2,485)               --            (2,485)
        Common stock issued for cash                                        --            20,680            36,780
                                                                   -----------       -----------       -----------
               Net cash Provided by Financing Activities                91,960            20,680           170,243
                                                                   -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                          6,460            (1,610)            2,963

CASH AT BEGINNING OF PERIOD                                             (3,497)            1,705                --
                                                                   -----------       -----------       -----------

CASH AT END OF PERIOD                                                    2,963                95             2,963
                                                                   ===========       ===========       ===========

CASH PAID FOR:
        Interest                                                   $     1,936       $        --       $     1,991
        Income taxes                                               $        --       $        --       $        --


                           See accompanying notes to the financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999
GENERAL

            In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring transactions) necessary to present fairly the Company's consolidated financial position as of March 31, 2000 and 1999, the results of operations for the three month periods ended March 31, 2000 and 1999 and of cash flows for the three month periods ended March 31, 2000 and 1999.

        While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 1 -    NATURE OF ORGANIZATION

            The financial statements presented are those of Global-Link Enterprises, Inc. (a development stage company) (the Company). The Company was organized under the laws of the State of Nevada on November 20, 1998. The Company was organized to develop a multi-level marketing resource web site to offer web site hosting and development services as well as a news portal for the multi-level marketing community.

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

            b.  Basic Loss Per Share

            The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                                For the Three Months Ended
                                                                        March 31,
                                                               -----------------------------
                                                               ------------     ------------
                                                                   2000             1999
                                                               ------------     ------------
            Net (loss) (numerator)                             $    (57,398)     $   (42,593)

            Weighted average shares outstanding
            (denominator)                                        11,268,507       11,268,507
                                                               ------------     ------------

            Basic loss per share                                      (0.01)           (0.00)
                                                               ============     ============

            Fully diluted loss per share is not presented as there are no potentially dilutive items outstanding

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

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            e.  Revenue Recognition Policy

            The Company will develop its revenue recognition policies when planned principle operations commence. Costs of sales relate to the amortization of the web site development.

            f.  Income Taxes

            As of March 31, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately $162,000 that may be used in future years to offset taxable income. The net operating loss carryforward will expire in 2020. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

NOTE 3 -    RELATED PARTY TRANSACTIONS

            Notes Payable

            A related party loaned the Company $15,100 for web site development during November 1998. The note payable has a maturity date of November 24, 2001 and accrues interest at 10% per annum. At March 31, 2000, the unpaid principal balance was $95. Interest expense amounted to $2 and $17 at March 31, 2000 and 1999, respectively.

            During 1999, a related party loaned the Company $8,856. The note has a maturity date of December 31, 2000 and accrues interest at 10% per annum, unsecured.

            During the three months ended March 31, 2000, the same related party loaned the Company $113,456. The amount is due upon demand and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance on these amounts was $101,337. Interest expense amounted to $1,188 at March 31, 2000.

            During 1999, a related party loaned the Company $800. The note is due upon demand and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $800. Interest expense amounted to $48 at March 31, 2000.

            During the three months ended March 31, 2000 and 1999, the Company paid $17,100 and $5,860 in consulting fees to related parties, respectively.

            During the three months ended March 31, 2000 and 1999, the Company paid $7,910 and $7,424 in rent to a related party for its office space, respectively.

            During 1999, the Company subleased two properties to related parties. The Company recorded $19,160 and $-0- in rent income for the three months ended March 31, 2000 and 1999, respectively.

NOTE 4 -    NOTES PAYABLE

            On December 31, 1999, the Company borrowed $33,715. The note has a maturity date of December 31, 2000 and accrues interest at 12% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $31,231. Interest expense amounted to $987 at March 31, 2000.

NOTE 5 -    WEB SITE DEVELOPMENT

            The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The web site was placed in service in March 2000 and is being amortized over a period of 60 months on the straight-line basis. A total of $48,750 has been capitalized at March 31, 2000. Amortization expense amounted to $801 at March 31, 2000.

NOTE 6 -    PROPERTY AND EQUIPMENT

            Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the

                                                         March 31,      December 31,
                                                           2000             1999
                                                        ----------      ------------
            Office equipment                              $ 8,208          $ 1,500
            Software                                        6,000                -
            Accumulated depreciation                         (510)            (279)
                                                         --------          -------

                                                         $ 13,698          $ 1,221
                                                         ========          =======



            Depreciation expense for the three months ended March 31, 2000 and for the year ended December 31, 1999 was $232 and $279, respectively.


NOTE 7 -    ISSUANCE OF STOCK

            During November 1998, the Company issued 10,200,000 shares of its previously authorized but unissued common stock for cash of $10,200 (or $0.001 per share).

            During December 1998, the Company issued 118,000 shares of it previously authorized but unissued common stock for cash of $5,900 (or $0.05 per share).

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

            During December 1999, the Company issued 9,254 shares of its previously authorized but unissued common stock for services of $463 (or $0.05 per share).

NOTE 8 -    COMMITMENTS AND CONTINGENCIES

            During November 1999, the Company entered into an agreement for web site development. The agreement called for payment of $25,000 in installments of 50% acceptance of the completed project. The Company paid $6,250 toward this contract during the three months ended March 31, 2000.

NOTE 9 -    LEASE COMMITMENT AND TOTAL RENTAL EXPENSE

            The Company has leased property under a noncancellable operating lease agreement which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common area operating expenses.

            The Company has subleased the building to another related party company under a noncancellable agreement which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common areas operating expenses.

            The total minimum rental commitment at March 31, 2000 under the lease is $215,101 which is due as follows:

                         Year                                  Amount
                         ----                               ----------------
                         2000                               $        36,618
                         2001                                        50,214
                         2002                                        51,941
                         2003                                        53,667
                         2004                                        22,661
                                                            ---------------

                         Total                              $       215,101
                                                            ===============


            The preceding minimum rental commitment amounts have not been reduced by the minimum rentals totaling $215,101 which are to be received in the future under the sublease mentioned in the second paragraph.

            The total rental expense included in the income statement for the three months ended March 31, 1999 and 1998 is $11,870 and $-0-, respectively. The net rental expense, after deducting rental income of $11,807 and $-0- from subleases, is $-0- and $-0-, respectively.

            The Company was required to put a refundable security deposit of $3,957 on the lease and required a security deposit on the sublease for the same amount.

            The Company has leased property under a noncancellable operating lease agreement which expires on September 30 2009 and requires monthly rentals of $2,430, plus yearly increases, plus approximately $443 per month in common area operating expenses.

            The Company has subleased the building to another related party company under a noncancellable agreement which expires on September 30, 2009 and requires monthly rentals of $2,430, plus yearly increases, plus approximately $443 per month in common area operating expenses.

            The total minimum rental commitment at March 31, 2000 under the lease is $335,340 which is due as follows:

                         Year                                  Amount
                         ----                               ----------------
                         2000                               $        22,194
                         2001                                        30,780
                         2002                                        32,076
                         2003                                        33,372
                         2004                                        34,668
                         Thereafter                                 182,250
                                                            ---------------

                         Total                              $       335,340
                                                            ===============

            The preceding minimum rental commitment amounts have not been reduced by the minimum rentals totaling $335,340 which are to be received in the future under the sublease mentioned in the second paragraph.

            The total rental expense included in the income statement for the three months ended March 31, 2000 and 1999 is $7,290 and $-0-. The net rental expense, after deducting rental income of $7,290 and $-0-from subleases is $-0- and $-0-, respectively.

            The Company was required to put a refundable security deposit of $2,430 on the lease and did not require a refundable security deposit on the sublease.



ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

        In its first quarter operating period ended March 31, 2000, the Company incurred a net loss of $57,398.00 Sales revenues and operations during this period were negligible. The primary contribution to the absence of significant revenue was the dedication of the human resources of the Company in the building of the infrastructure and the alliances required to implement the initiative set forth by management in their marketing plan.

        On March 13, 2000, the Company began limited operation of it's Internet portal www.mlmwnt.com . The Company initiated a stealth launch providing limited services to it's subscribers consisting of the News and information phase of development only. The compelling Web Site is a FREE to subscribe real-time global news and information source focusing on providing coverage of breaking news, scheduled events, in-depth analysis, editorial content and original reporting relative to the Network Marketing Industry. It is the goal of MLM World News Today to provide the highest quality news and information to the industry by fostering the development of information with truth and honesty and a commitment to service in journalism through leadership and integrity.

        To attract subscribers, the Company has developed a vast data base of information consisting of facts about over 1,000 Companies worldwide who are engaged in the Network marketing industry. By providing these free services to it's subscribers, the Company is confident that it can harvest a meaningful user data base of useful marketing information to promote the Company's revenue generating services due for launch in early second quarter.

LIQUIDITY AND CAPITAL RESOURCES:

        The Company working capital is very limited. During the quarter ended March 31, 2000, the Company funded its operating losses with a loan of $ 113,456 from a related party. (Note 4)

        Management believes the need for additional capital going forward will be derived somewhat from the sale of services at their Website with major revenues generated through e-commerce arrangement with Affiliate programs, customizable co-branding of enhanced support services and the sales and marketing of MLM programs acquired or started by the Company.

          As of March 31, 2000, the Company does not have any available credit, bank financing or other external source of liquidity. Since the Company is in a development stage therefore, its operations have not been a source of liquidity. In order to obtain additional capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders and/or management of the Company.

        It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delay and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. The Company has formulated its business plans and strategies based on certain assumptions of the Company's management regarding the size of the market for the service which the Company will be able to offer, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. The Company continues to believe its business plan and the assumptions upon which they are based are valid. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time.

        The net sales and income growth during this development period are negligible due primarily to the focus of management on the on going development of the Corporation's infrastructure. Management of the Company has been focused on the development, design and creation of what it believes are exciting and innovative solutions for individuals and companies who wish to capitalize on the tremendous power and growth of the Internet. MLM World News Today, Inc. has created an environment to support web site design and development; web site hosting; Domain name registration; Internet services as their own ISP; e-commerce; residential and small business communications; a Credit Restoration Service and real-time media content format via one of the Internet's premier multilevel and Network Marketing news and information sites called "MLM World News Today" at www.mlmworldnewstoday.com and www.mmwnt.com.

         The Company is currently trading on the "Pink Sheets" or the OTC - BB under the symbol "MLMS."

MEMBER LOYALTY

As an enticement to building Web Site loyalty, the Company will offer subscribers a variety of free services. Management of the Company believes that providing these free services is critical to the initial attraction of new subscribers. During this "Ramp-up" phase, utilization of the Site by subscribers will require only registration and not be assessed a user fee. This will allow the Company to begin building a substantial marketing database. Utilization of this marketing database will subsequently allow the company to leverage its member-developed content and attract an even larger audience of users. As a first time user becomes familiar with the site and increases their visit frequency, the Company believes it will have an enhanced ability to take advantage of the word-of-mouth advertising inherent in the Network Marketing Industry to expand it's subscriber base. Management is convinced that this will exponentially perpetuate the growth of the site and thereby increase direct revenues as well as e-commerce shared revenues.

SUBSCRIBER DEVELOPED CONTENT

A great deal of the News and information content of the Company's web site will be developed by the users on a voluntary basis for the benefit of all users of the site. As a result, the Company believes that it will be able to avoid the majority of costs associated with this kind of content development. To assure quality content, professional newswriters and editors have been engaged to support the buildup of compelling content.

ATTRACTIVE MARKETING PLATFORM

The Company believes that its free services and extensive offerings will create high volumes of traffic, enabling the Company to cost effectively promote their MLM organization along with products and services on the Company's web site. The Company also expects to be able to collect and provide valuable demographics information and affinity based member segmentation during registration. This will increase the Company's ability to target marketing campaigns. Further the Company believes that the potential diversity of Internet groups among its members will create potential cross marketing thereby building a broader range of products and services, resulting in a correspondingly broader range of consumers.

Realization of significant revenues generated by the Company's products and services during the Fiscal year ending December 31, 2000 is vital to its plan of operation. To this end management is currently focused on the development of the Companies MLM content-oriented Web Site and related services noted above.

As a result of the foregoing initiatives and focus, management of the Company believes that the complete spectrum of services offered by MLM World News Today, Inc. will provide a new opportunity for the Company to increase the effectiveness of it's marketing campaigns. The cost of marketing over the Internet is dramatically lower than those of traditional marketing techniques. MLM World News Today, Inc. is singularly focused in the development of the infrastructure required to bring the Company to a position of providing this full range of Internet services for their subscribers.

CAUTIONARY FORWARD - LOOKING STATEMENT

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

YEAR 2000 ISSUES

        As of March 31, 2000, the Company has upgraded its computer system to resolve the year 2000 issues. The Company also confirmed with its major independent suppliers and support providers that they are year 2000 compliant.

RISK FACTORS

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

        We have a history of losses and accumulated deficit and this trend of losses may continue in the near future. For the period January 1, 2000 to March 31, 2000 we incurred a net loss of $73,878.11. For the fiscal year ended December 31, 1999 we had a net loss of $101,212.36. At March 31, 2000 our accumulated deficit was $175,085.47. Our ability to obtain and sustain profitability will depend, in part, upon the successful development and marketing of our existing products and technologies and the successful and timely introduction of new products.

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

        None

ITEM 2. CHANGES IN SECURITIES.

        Not Required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibit 27 - Financial Data Schedule

     (b)      Reports on Form 8-K

              None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MLM WORLD NEWS TODAY, INC.

Date: May 18, 2000                          /S/ James C. Frans
                                            ------------------
                                            By: James C. Frans
                                           Its: President


Date: May 18, 2000                          /S/ Robert L. Schultz
                                            ---------------------
                                            By: Robert L. Schultz
                                            Its: Secretary


Date: May 18, 2000                          /S/ Paul A. Harbison
                                            --------------------
                                            By: Paul A. Harbison
                                            Its:   Chief Financial Officer