Form 10QSB
period 2000-06-30
MLM WORLD NEWS TODAY INC
filed 2000-08-21
CIK 1080398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934


                         For Quarter ended June 30, 2000
                        Commission File Number 000-24109



--------------------------------------------------------------------------------


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

         3633 Camino Del Rio South Suite 107 San Diego, California 92108
         ---------------------------------------------------------------
         (Address of Principal Executive Offices)             (Zip Code)

                                 (619) 584-3100
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------



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

         As of June 30, 2000, there were 11,268,507 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (a Development Stage Company)
                                 Balance Sheets

                                                                              June 30,
                                                                                2000          December 31,
                                                                             (Unaudited)         1999
                                                                             -----------      ------------
                                         ASSETS
CURRENT ASSETS
         Cash                                                                 $    1,586       $      --
         Note receivable                                                      $      679
         Lease payments receivable                                                    --           7,913
                                                                              ----------      ----------
            Total current assets                                                   2,265           7,913
                                                                              ----------      ----------
PROPERTY AND EQUIPMENT, NET (Note 6)                                              13,004           1,221
                                                                              ----------      ----------
OTHER ASSETS
         Website developments, net (Note 5)                                       45,511          48,750
         Deposits                                                                  6,387           6,387
                                                                              ----------      ----------
            Total other assets                                                    51,898          55,137
                                                                              ----------      ----------
            TOTAL ASSETS                                                      $67,167.00      $64,271.00
                                                                              ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
         Bank overdraft                                                       $      --       $   3,497
         Accounts payable                                                        71,976          55,186
         Accrued liabilities                                                     15,436           1,106
         Note payable - related parties (Note 3)                                146,732           7,693
         Note payable (Note 4)                                                   41,700          33,715
                                                                              ---------       ---------
            Total current liabilities                                           275,844         101,197
                                                                              ---------       ---------
LONG-TERM LIABILITIES
         Lease deposits payable - related party                                   3,957           3,957
         Note payable - related parties (Note 3)                                     95              95
                                                                              ---------       ---------
            Total long-term liabilities                                           4,052           4,052
                                                                              ---------       ---------
            Total liabilities                                                   279,896         105,249
                                                                              ---------       ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock, $0.001 par value, 5,000,000 shares authorized;
          -0- and -0- shares issued and outstanding, respectively                    --              --
         Common stock, $0.001 par value, 20,000,000 shares authorized;
          11,268,507 and 11,268,507 shares issued and outstanding,
          respectively                                                           11,269          11,269
         Additional paid-in capital                                              52,357          52,357
         Deficit accumulated during the development stage                      (276,355)       (104,604)
                                                                              ---------       ---------
            Total stockholders' equity (Deficit)                               (212,729)        (40,978)
                                                                              ---------       ---------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 67,167          64,271
                                                                              =========       =========

               See accompanying notes to the financial statements.

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (a Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                       For the                          For the                 on November 20,
                                                   Six Months Ended                Three Months Ended            1998 through
                                                       June 30,                         June 30,                   June 30,
                                            -----------------------------     -----------------------------     -------------
                                                2000             1999             2000             1999             2000
                                            ------------     ------------     ------------     ------------     -------------
REVENUE
Net revenue                                 $       --       $       --       $       --       $       --       $       --
       Sales, net                                  2,438             --              1,637             --              2,438
                                            ------------     ------------     ------------     ------------     ------------
       Cost of Sales                              (2,438)            --             (1,637)            --             (2,438)
OPERATING EXPENSES
       General & administrative                  178,492           60,632          104,714           18,092          316,124
       Depreciation                                3,783              125            3,551               72            4,062
                                            ------------     ------------     ------------     ------------     ------------
            Total operating expenses             182,275           60,757          108,265           18,164          320,186
                                            ------------     ------------     ------------     ------------     ------------
LOSS FROM OPERATIONS                            (184,713)         (60,757)        (109,902)         (18,164)        (322,624)
                                            ------------     ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
       Interest expense                           (6,648)             (10)          (4,451)             (10)          (7,878)
       Rental income                              19,610            3,957             --              3,957           54,147
                                            ------------     ------------     ------------     ------------     ------------
            Total Other Income (Expense)          12,962            3,947           (4,451)           3,947           46,269
                                            ------------     ------------     ------------     ------------     ------------
INCOME TAX EXPENSE                                  --               --               --               --               --
                                            ------------     ------------     ------------     ------------     ------------
NET LOSS                                        (171,751)         (56,810)        (114,353)         (14,217)        (276,355)
                                            ============     ============     ============     ============     ============
BASIS LOSS PER SHARE                               (0.02)           (0.01)           (0.01)           (0.00)
                                            ============     ============     ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING           11,268,507       11,087,120       11,268,507       11,256,600
                                            ============     ============     ============     ============

               See accompanying notes to the financial statements

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                    From
                                                                                                                Inception on
                                                                For the                      For the             November 20,
                                                            Six Months Ended            Three Months Ended      1998 through
                                                                June 30,                     June 30,             June 30,
                                                         -----------------------     -----------------------     ---------
                                                            2000          1999          2000          1999          2000
                                                         ---------     ---------     ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                            $(171,751)    $ (56,810)     (114,353)      (14,217)    $(276,355)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                       4,584           125         3,552            72         4,863
         Stock issued for services                            --          26,250                                    26,846
     Changes in operating assets and liabilities:
         (Increase) in notes receivable                       (679)                       (679)         --            (679)
         (Increase) decrease in lease payments
               receivable                                    7,913        (3,957)                     (3,957)         --
         (Increase) decrease in deposits                      --          (3,957)                     (3,957)       (6,387)
         Increase (decrease) in accounts payable            16,790        18,771        46,475        18,771        71,976
         Increase (decrease) in accrued interest             4,712            10         4,451            10         5,818
         Increase (decrease) in payroll liabilities          9,618          --           4,533          --           9,618
         Increase (decrease) in lease deposit payable         --           3,957          --           3,957         3,957
                                                         ---------     ---------     ---------     ---------     ---------
           Net cash (Used) by Operating Activities        (128,813)      (15,611)      (56,021)          679      (160,343)
                                                         ---------     ---------     ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                    (13,128)       (1,500)         (420)         --         (14,628)
     Website development costs incurred                                   (4,500)         --            --         (48,750)
                                                         ---------     ---------     ---------     ---------     ---------
           Net cash (Used) by Investing Activities         (13,128)       (6,000)         (420)         --         (63,378)
                                                         ---------     ---------     ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of notes payable            11,885                      11,885                      45,600
     Proceeds from the issuance of notes payable -
               related party                               179,546                      66,090                     204,302
     Payments on notes payable - related party             (40,507)         (581)      (21,496)         (581)      (57,475)
     payments on notes payable                              (3,900)                     (1,415)                     (3,900)
     Common stock issued for cash                             --          20,680          --            --          36,780
                                                         ---------     ---------     ---------     ---------     ---------
           Net cash Provided by Financing Activities       147,024        20,099        55,064          (581)      225,307
                                                         ---------     ---------     ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH                              5,083        (1,512)       (1,377)           98         1,586
CASH AT BEGINNING OF PERIOD                                 (3,497)        1,705         2,963            95          --
                                                         ---------     ---------     ---------     ---------     ---------
CASH AT END OF PERIOD                                    $1,586.00     $  193.00     $1,586.00     $  193.00     $1,586.00
                                                         =========     =========     =========     =========     =========

                          NOTES TO FINANCIAL STATEMENTS

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999
GENERAL

             In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring transactions) necessary to present fairly the Company's consolidated financial position as of June 30, 2000 and 1999, the results of operations for the six and three month periods ended June 30, 2000 and 1999 and of cash flows for the six and three month periods ended June 30, 2000 and 1999.

         While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 1 - NATURE OF ORGANIZATION

         The financial statements presented are those of MLM World News Today, Inc. (Global-Link Enterprises, Inc., A development stage company) ("the Company"). The Company was organized under the laws of the State of Nevada on November 20, 1998. The Company was organized to develop a multi-level marketing resource web site to offer web site hosting and development services as well as a news portal for the multi-level marketing community.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Accounting Method

         The financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

         b. Basic Loss Per Share

         The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                          For the Six Months Ended         For the Three Months Ended
                                                  June 30,                        June 30,
                                       -----------------------------     -----------------------------
                                           2000             1999            2000              1999
                                       ------------     ------------     ------------     ------------
Net (loss) (numerator)                 $   (171,751)    $    (56,810)    $   (114,353)    $    (14,217)

Weighted average shares outstanding
(denominator)                            11,268,507       11,087,120       11,268,507       11,256,600
                                       ------------     ------------     ------------     ------------
Basic loss per share                          (0.02)           (0.01)           (0.01)           (0.00)
                                       ============     ============     ============     ============

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

         f. Income Taxes

         As of June 30, 2000, the Company had a net operating loss carry forward for federal income tax purposes of approximately $276,000 that may be used in future years to offset taxable income. The net operating loss carry forward will expire in 2020. The tax benefit of the cumulative carry forwards has been offset by a valuation allowance of the same amount.

         g. Unaudited Financial Statements

         The accompanying unaudited financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 - RELATED PARTY TRANSACTIONS

         Notes Payable

         A related party loaned the Company $15,100 for web site development during November 1998. The note payable has a maturity date of November 24, 2001 and accrues interest at 10% per annum. At June 30, 2000, the unpaid principal balance was $95. Interest expense amounted to $5 at June 30, 2000.

         During the six months ended June 30, 2000, the same related party loaned the Company an additional $800. The amount is due upon demand and accrues interest at 10% per annum, unsecured. Interest expense amounted to $7 at June 30, 2000.

         During 1999, a related party loaned the Company $8,856. The note has a maturity date of December 31, 2000 and accrues interest at 10% per annum, unsecured.

         During the six months ended June 30, 2000, the same related party loaned the Company $133,905. The amount is due upon demand and accrues interest at 10% per annum, unsecured. At June 30, 2000, the unpaid principal balance on these amounts was $142,761. Interest expense amounted to $4,496 at June 30, 2000.

         During 1999, a related party loaned the Company $800. The note is due upon demand and accrues interest at 10% per annum, unsecured. During the six months ended June 30, 2000, the same related party loaned the Company an additional $2,100. At June 30, 2000, the unpaid principal balance was $2,900. Interest expense amounted to $86 at June 30, 2000.

         During the six months ended June 30, 2000, a related party loaned the Company $270. The amount is due upon demand and accrues interest at 10% per annum, unsecured. Interest expense amounted to $5 at June 30, 2000.

         During the six months ended June 30, 2000, the Company paid $39,218 in consulting fees to related parties.

         During the six months ended June 30, 2000, the Company paid $15,819 in rent to a related party for its office space.

         During 1999, the Company subleased two properties to related parties. The Company recorded $19,160 in rent income for the six months ended June 30, 2000.

NOTE 4 - NOTES PAYABLE

         On December 31, 1999, the Company borrowed $33,715 from United Capital Finance. During the six months ended June 30, 2000, the Company borrowed an additional $11,885. The note has a maturity date of December 31, 2000 and accrues interest at 12% per annum, unsecured. At June 30, 2000, the unpaid principal balance was $41,700. Interest expense amounted to $2,049 at June 30, 2000.

NOTE 5 - WEB SITE DEVELOPMENT

         The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The web site was placed in service in March 2000 and is being amortized over a period of 60 months on the straight-line basis. A total of $48,750 has been capitalized at June 30, 2000. Amortization expense amounted to $3,239 at June 30, 2000.

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method. Property and equipment consisted of the following at:

                              June 30,      December 31,
                                2000           1999
                              --------       --------
Office equipment              $  2,954       $  1,500
Software                        11,674           --
Accumulated depreciation        (1,624)          (279)
                              --------       --------
                              $ 13,004       $  1,221
                              ========       ========

         Depreciation expense for the three months ended June 30, 2000 and for the year ended December 31, 1999 was $3,783 and $279, respectively.

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

NOTE 9 - LEASE COMMITMENT AND TOTAL RENTAL EXPENSE

         The Company has leased property under a noncancellable operating lease agreement, which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common area operating expenses.

         The Company has subleased the building to another related party company under a noncancellable agreement, which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common areas operating expenses.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         In its second quarter operating period ended June 30, 2000, the Company incurred a net loss of $114,353.00 compared to $14,217.00 during the same period in 1999. The increased in loss is due to the dedication of the human resources of the Company in the building of the infrastructure and the alliances required to implement the initiative set forth by management in their marketing plan. The Company is a development stage company and the company generated no revenue for the period.

         On March 13, 2000, the Company began limited operation of its Internet portal www.mlmwnt.com. The Company initiated a stealth launch providing limited services to its subscribers consisting of the News and information phase of development only. The compelling Web Site is a FREE to subscribe real-time global news and information source focusing on providing coverage of breaking news, scheduled events, in-depth analysis, editorial content and original reporting relative to the Newwork Marketing Industry. It is the goal of MLM World News Today to provide the highest quality news and information to the industry by fostering the development of information with truth and honesty and a commitment to service in journalism through leadership and integrity.

         To attract subscribers, the Company has developed a vast database of information consisting of facts about over 1,000 Companies worldwide who are engaged in the Network marketing industry. By providing these free services to its subscribers, the Company is confident that it can harvest a meaningful user database of useful marketing information to promote the Company's revenue generating services due for launch in early second quarter.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company working capital is very limited. During the quarter ended June 30, 2000, the Company funded its operating losses with a loan from a related party. (Note 3)

           As of June 30, 2000, the Company does not have any available credit, bank financing or other external source of liquidity. Since the Company is in a development stage therefore, its operations have not been a source of liquidity. In order to obtain additional capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders and/or management of the Company.

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

         We have a history of losses and accumulated deficit and this trend of losses may continue in the near future. For the period January 1, 2000 to June 30, 2000 we incurred a net loss of $ 171,751.00. For the fiscal year ended December 31, 1999 The Company had a net loss of $101,212.00. At June 30, 2000 our accumulated deficit was $276,355.00. Our ability to obtain and sustain profitability will depend, in part, upon the successful development and marketing of our existing products and technologies and the successful and timely introduction of new products.

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


                                        MLM WORLD NEWS TODAY, INC.

Date: August 18, 2000                   /S/ James C. Frans
                                        ---------------------------------------
                                        By:  James C. Frans
                                        Its:   President


Date: August 18, 2000                   /S/ Robert L. Schultz
                                        ---------------------------------------
                                        By:  Robert L. Schultz
                                        Its:   Secretary


Date: August 18, 2000                   /S/ Paul A. Harbison
                                        ---------------------------------------
                                        By:  Paul A. Harbison
                                        Its:   Chief Financial Officer