Form 10QSB
period 2000-09-30
MLM WORLD NEWS TODAY INC
filed 2000-11-21
CIK 1080398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934


                      For Quarter ended September 30, 2000
                        Commission File Number 000-24109


--------------------------------------------------------------------------------


                           MLM WORLD NEWS TODAY, INC.
                    (FORMERLY GLOBAL-LINK ENTERPRISES, INC.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         NEVADA                                           91-1937382
(State of Incorporation)                    (I.R.S. Employer Identification No.)

    3633 Camino Del Rio South Suite 107 San Diego, California       92108
    ---------------------------------------------------------     ----------
    (Address of Principal Executive Offices)                      (Zip Code)

                                 (619) 584-3100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

        As of September 30, 2000, there were 11,693,507 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (A Development State Company)
                                 Balance Sheets

                                                                                 September 30,
                                                                                     2000        December 31,
                                                                                  (Unaudited)        1999
                                                                                 -------------   ------------
                                                   ASSETS
CURRENT ASSETS
             Cash                                                                 $   4,401       $      --
             Prepaid expenses                                                        27,467
             Inventory (Note 2)                                                      18,427              --
             Lease payments receivable                                                   --           7,913
                                                                                  ---------       ---------
                Total current assets                                                 50,295           7,913
                                                                                  ---------       ---------
PROPERTY AND EQUIPMENT, NET (Note 6)                                                 71,299           1,221
                                                                                  ---------       ---------
OTHER ASSETS
             Website developments, net (Note 5)                                      57,284          48,750
             Deposits                                                                   275           6,387
                                                                                  ---------       ---------
                Total other assets                                                   57,559          55,137
                                                                                  ---------       ---------
                TOTAL ASSETS                                                      $ 179,153       $  64,271
                                                                                  =========       =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
             Bank overdraft                                                       $      --       $   3,497
             Accounts payable                                                        26,538          55,186
             Accrued liabilities (Note 8)                                            67,874           1,106
             Note payable - related parties (Note 3)                                167,390           7,693
             Note payable (Note 4)                                                   41,700          33,715
                                                                                  ---------       ---------
                Total current liabilities                                           303,502         101,197
                                                                                  ---------       ---------
LONG-TERM LIABILITIES
             Lease deposits payable - related party                                   3,957           3,957
             Note payable - related parties (Note 3)                                     95              95
                                                                                  ---------       ---------
                Total long-term liabilities                                           4,052           4,052
                                                                                  ---------       ---------
                TOTAL LIABILITIES                                                   307,554         105,249
                                                                                  ---------       ---------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY (DEFICIT)
             Preferred stock, $0.001 par value, 5,000,000 shares authorized;
             -0- and -0- shares issued and outstanding, respectively                     --              --
             Common stock, $0.001 par value, 100,000,000 shares authorized;
             13,383,507 and 11,268,507 shares issued and outstanding,
             respectively                                                            13,384          11,269
             Additional paid-in capital                                             251,117          52,357
             Deficit accumulated during the development stage                      (392,902)       (104,604)
                                                                                  ---------       ---------
                Total stockholders' equity (Deficit)                               (128,401)        (40,978)
                                                                                  ---------       ---------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $ 179,153       $  64,271
                                                                                  =========       =========

               See accompanying notes to the financial statements

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                              From
                                                     For the                        For the               November 20,
                                                 Nine Months Ended             Three Months Ended         1998 through
                                                   September 30,                   September 30,          September 30,
                                          ----------------------------     ----------------------------    ---------
                                              2000            1999             2000            1999           2000
                                          ------------    ------------     ------------    ------------    ---------
REVENUE
Net revenue
        Sales, net                        $     42,159    $         --     $     42,159    $         --    $  42,159
        Cost of sales                            1,703              --            1,703              --        1,703
                                          ------------    ------------     ------------    ------------    ---------
          Gross profit                          40,456              --           40,456              --       40,456

OPERATING EXPENSES
        General & administrative               290,423          57,000          109,493          10,108      428,055
        Selling expenses                        33,727              --           33,727              --       33,727
        Depreciation                            11,500           2,650            7,717             768       11,779
                                          ------------    ------------     ------------    ------------    ---------
          Total operating expenses             335,650          59,650          150,937          10,876      473,561
                                          ------------    ------------     ------------    ------------    ---------
LOSS FROM OPERATIONS                          (295,194)        (59,650)        (110,481)        (10,876)    (433,105)
                                          ------------    ------------     ------------    ------------    ---------
OTHER INCOME (EXPENSE)
        Interest expense                       (12,714)             --           (6,066)             --      (13,944)
        Rental income                           19,610              --               --              --       54,147
                                          ------------    ------------     ------------    ------------    ---------
          Total other income (expense)           6,896              --           (6,066)             --       40,203
                                          ------------    ------------     ------------    ------------    ---------
INCOME TAX EXPENSE                                  --              --               --              --           --
                                          ------------    ------------     ------------    ------------    ---------
NET LOSS                                      (288,298)        (59,650)        (116,547)        (10,876)    (392,902)
                                          ============    ============     ============    ============    =========
BASIC LOSS PER SHARE                             (0.03)          (0.01)           (0.01)          (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING         11,425,277      11,125,350       12,916,605      10,994,100
                                          ============    ============     ============    ============

               See accompanying notes to the financial statements

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                    For the                  For the               From
                                                               Nine Months Ended        Three Months Ended     November 20,
                                                                  September 30,            September 30,       1998 through
                                                            ---------------------     ---------------------    September 30,
                                                              2000         1999         2000         1999          2000
                                                            ---------    --------     ---------    --------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $(288,298)   $(59,650)    $(116,547)   $(10,876)    $(392,902)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                        11,500       2,650         7,717         768        11,779
          Stock issued for services                            31,875       1,250        31,875          --        58,721
     Changes in operating assets and liabilities:
          (Increase) decrease in prepaid expenses             (27,467)         --       (27,467)         --       (27,467)
          (Increase) decrease in inventory                    (18,427)         --       (18,427)         --       (18,427)
          (Increase) decrease in lease payment receivable       7,913      (6,857)           --         543            --
          (Increase) decrease in deposits                       6,112      (3,000)        6,112        (525)         (275)
          Increase (decrease) in accounts payable             (28,648)     (5,276)      (45,438)     (6,075)       26,538
          Increase (decrease) in accrued liabilities           66,768          --        52,316          --        67,874
          Increase (decrease) in cash overdraft                (3,497)         --            --          --            --
          Increase (decrease) in lease deposit payable             --          --            --          --         3,957
                                                            ---------    --------     ---------    --------     ---------
             Net cash provided (used) by operating
                  activities                                 (242,169)    (70,883)     (109,859)    (16,165)     (270,202)
                                                            ---------    --------     ---------    --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                       (74,067)     (1,584)      (60,939)        (98)      (75,567)
     Website development costs incurred                       (16,045)    (11,863)      (16,045)     (2,341)      (64,795)
                                                            ---------    --------     ---------    --------     ---------
             Net cash (used) by investing activities          (90,112)    (13,447)      (76,984)     (2,439)     (140,362)
                                                            ---------    --------     ---------    --------     ---------
CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from the issuance of notes payable               11,885          --            --          --        45,600
     Proceeds from the issuance of notes payable -
          related party                                       203,004      62,572        23,458      18,452       227,760
     Payments on notes payable - related party                (43,307)       (360)       (2,800)         --       (60,275)
     Payments on notes payable                                 (3,900)         --            --          --        (3,900)
     Subscription receivable                                       --      16,192            --          --
     Common stock issued for cash                             169,000          --       169,000          --       205,780
                                                            ---------    --------     ---------    --------     ---------
             Net cash provided by financing activities        336,682      78,404       189,658      18,452       414,965
                                                            ---------    --------     ---------    --------     ---------
NET INCREASE (DECREASE) IN CASH                                 4,401      (5,926)        2,815        (152)        4,401
CASH AT BEGINNING OF PERIOD                                    (3,497)      5,975         1,586         201            --
                                                            ---------    --------     ---------    --------     ---------
CASH AT END OF PERIOD                                       $     904    $     49     $   4,401    $     49     $   4,401
                                                            =========    ========     =========    ========     =========
CASH PAID FOR:
     Interest                                               $      --    $     --     $      --    $     --     $      --
     Income taxes                                           $      --    $     --     $      --    $     --     $      --
NON-CASH FINANCING ACTIVITIES
     Issuance of stock for notes payable                    $      --    $ 25,000     $      --    $ 25,000     $  25,000
     Issuance of stock for services                         $  31,875    $  1,250     $  31,875    $     --     $  58,721

               See accompanying notes to the financial statements

                          NOTES TO FINANCIAL STATEMENTS

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999

GENERAL

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring transactions) necessary to present fairly the Company's consolidated financial position as of September 30, 2000 and 1999, the results of operations for the nine and three month periods ended September 30, 2000 and 1999 and of cash flows for the nine and three month periods ended September 30, 2000 and 1999.

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

        b. Basic Loss Per Share

        The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:


                                            For the Nine Months Ended             For the Three Months Ended
                                                  September 30,                         September 30,
                                         -------------------------------       -------------------------------
                                             2000               1999               2000               1999
                                         ------------       ------------       ------------       ------------
Net (loss) (numerator)                   $   (288,298)      $    (59,650)      $   (116,547)      $    (10,876)

Weighted average shares outstanding
  (denominator)                            11,425,277         11,125,350         12,916,605         10,994,100
                                         ------------       ------------       ------------       ------------
Basic loss per share                            (0.03)             (0.01)             (0.01)             (0.00)
                                         ------------       ------------       ------------       ------------

        Fully diluted loss per share is not presented, as there are no potentially dilutive items outstanding

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

        f. Income Taxes

        As of September 30, 2000, the Company had a net operating loss carry forward for federal income tax purposes of approximately $393,000 that may be used in future years to offset taxable income. The net operating loss carry forward will expire in 2020. The tax benefit of the cumulative carry forwards has been offset by a valuation allowance of the same amount.

        g. Unaudited Financial Statements

        The accompanying unaudited financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 - RELATED PARTY TRANSACTIONS

        Notes Payable

        A related party loaned the Company $15,100 for web site development during November 1998. The note payable has a maturity date of November 24, 2001 and accrues interest at 10% per annum. At June 30, 2000, the unpaid principal balance was $95. Interest expense amounted to $7 at September 30, 2000.

        During the six months ended September 30, 2000, the same related party loaned the Company an additional $800. The amount is due upon demand and accrues interest at 10% per annum, unsecured. Interest expense amounted to $27 at September 30, 2000.

        During 1999, a related party loaned the Company $8,856. The note has a maturity date of December 31, 2000 and accrues interest at 10% per annum, unsecured.

        During the nine months ended September 30, 2000, the same related party loaned the Company $133,905. The amount is due upon demand and accrues interest at 10% per annum, unsecured. At June 30, 2000, the unpaid principal balance on these amounts was $142,761. Interest expense amounted to $9249 at September 30, 2000.

        During 1999, a related party loaned the Company $800. The note is due upon demand and accrues interest at 10% per annum, unsecured. During the six months ended June 30, 2000, The same related party loaned the Company an additional $4,500. At September 30, 2000, the unpaid principal balance was $500. Interest expense amounted to $205 at September 30, 2000.

        During the nine months ended June 30, 2000, a related party loaned the Company $270. The amount is due upon demand and accrues interest at 10% per annum, unsecured. Interest expense amounted to $12 at September 30, 2000.

        During the nine months ended September 30, 2000, the Company paid $48,218 in consulting fees to related parties.

        During the nine months ended September 30, 2000, the Company paid $23,719 in rent to a related party for its office space.

        During 1999, the Company subleased two properties to related parties. The Company recorded $19,160 in rent income for the nine months ended September 30, 2000.

NOTE 4 - NOTES PAYABLE

        On December 31, 1999, the Company borrowed $33,715 from United Capital Finance. During the nine months ended September 30, 2000, the Company borrowed an additional $11,885. The note has a maturity date of December 31, 2000 and accrues interest at 12% per annum, unsecured. At September 30, 2000, the unpaid principal balance was $41,700. Interest expense amounted to $3,300 at September 30, 2000.

NOTE 5 - WEB SITE DEVELOPMENT

        The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The web site was placed in service in March 2000 and is being amortized over a period of 60 months on the straight-line basis. A total of $64795 has been capitalized at September 30, 2000. Amortization expense amounted to $7,511 at September 30, 2000.

NOTE 6 - PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method. Property and equipment consisted of the following at:


                                September 30,   December 31,
                                   2000            1999
                                ------------    -----------
Office equipments                $ 60,192         $ 1,500
Software                           15,375              --
Accumulated depreciation           (4,268)           (279)
                                 --------         -------
Property and equipment, net      $ 71,299         $ 1,221
                                 ========         =======

        Depreciation expense for the three months ended September 30, 2000 and for the year ended December 31, 1999 was $3,989 and $279, respectively.

NOTE 8 - ACCRUED LIABILITIES

        Accrued liabilities include the following:


                                     September 30,  December 31,
                                         2000           1999
                                     ------------   ------------
Commission payable                   $   33,727        $   --
Overpayments payment                      4,884            --
Payroll liabilities                      16,367            --
Accrued interest payable                 11,884         1,106
Other miscellaneous liabilities           1,012            --
                                     ----------        ------
                                     $   67,874        $1,106
                                     ==========        ======


NOTE 9 - ISSUANCE OF STOCK

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

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 9 - ISSUANCE OF STOCK (Continued)

        During August 2000, the Company issued 425,000 shares of its previously authorized but unissued common stock for services of $31,875 (or $0.08 per share).

        During September 2000, the Company issued 900,000 shares of its previously authorized but unissued common stock for cash of $90,000 (or $0.10 per share).

        During September 2000, the Company issued 310,000 shares of its previously authorized but unissued common stock for cash of $31,000 (or $0.10 per share).

        During September 2000, the Company issued 320,000 shares of its previously authorized but unissued common stock for cash of $32,000 (or $0.10 per share).

        During September 2000, the Company issued 60,000 shares of its previously authorized but unissued common stock for cash of $6,000 (or $0.10 per share).

        During September 2000, the Company issued 100,000 shares of its previously authorized but unissued common stock for cash of $10,000 (or $0.10 per share).

NOTE 10 - COMMITMENTS AND CONTINGENCIES

        During November 1999, the Company entered into an agreement for web site development. The agreement called for payment of $25,000 in installments of 50% acceptance of the completed project.

NOTE 11 - LEASE COMMITMENT AND TOTAL RENTAL EXPENSE

        During 1999, the Company leased property under a noncancellable operating lease agreement, which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common area operating expenses.

        The Company subleased the building to another related party company under a noncancellable agreement, which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common areas operating expenses.

        During 2000, the Company was released from this lease obligation and transferred this lease back to the lessor.

        During 1999, the Company leased property under a noncancellable operating lease agreement which expires on September 30, 2009 and requires monthly rentals of $2,430, plus yearly increases, plus approximately $443 per month in common area operating expenses.

        The Company subleased the building to another related party company under a noncancellable agreement which expires on September 30, 2009 and requires monthly rentals of $2,430, plus yearly increases, plus approximately $443 per month in common area operating expenses.

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 11 - LEASE COMMITMENT AND TOTAL RENTAL EXPENSE (Continued)

        During 2000, the Company was released from this lease obligation and transferred the lease back to the lessor.

NOTE 12 - SUBSEQUENT EVENTS

        During October and November 2000, the Company issued 466,000 shares of its previously authorized but unissued common stock for cash of $46,600 (or $0.10 per share)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

        In its third quarter operating period ended September 30, 2000, the Company incurred a net loss of $116,547 compared to $10,876 during the same period in 1999. The increased in loss is due to the dedication of the human resources of the Company in the building of the infrastructure and the alliances required to implement the initiative set forth by management in their marketing plan. The Company is a development stage company. For the quarter ended September 30, 2000 the company generated $42,159.00 in revenue.

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

LIQUIDITY AND CAPITAL RESOURCES:

        The Company working capital is very limited. During the quarter ended September 30, 2000, the Company funded its operating losses with a loan from a related party. (Note 3)

        As of September 30, 2000, the Company does not have any available credit, bank financing or other external source of liquidity. Since the Company is in a development stage therefore, its operations have not been a source of liquidity. In order to obtain additional capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders and/or management of the Company.

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

        We have a history of losses and accumulated deficit and this trend of losses may continue in the near future. For the period January 1, 2000 to September 30, 2000 we incurred a net loss of $ 288,298. For the fiscal year ended December 31, 1999 The Company had a net loss of $101,212.00. At September 30, 2000 our accumulated deficit was $392,902. Our ability to obtain and sustain profitability will depend, in part, upon the successful development and marketing of our existing products and technologies and the successful and timely introduction of new products.

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

        Not Required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Proposal No. 1 - Election of Directors

Name                          For         Against         Abstain
=================      ==========      ==========      ==========
James C. Frans         11,431,484             400           6,000
Paul Harbison          11,431,884              --           6,000
Robert L. Schultz      11,431,484             400           6,000

Proposal No. 2 - To increase authorized shares of common stock

                              For         Against         Abstain
                       ==========      ==========      ==========
                       11,418,884          17,000           2,000

Proposal No. 3 - Ratification of Appointment of independent Auditors

Name                             For         Against         Abstain
=======================   ==========      ==========      ==========
HJ & Associates, L.L.C.   11,423,884          12,000           2,000


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


                                       MLM WORLD NEWS TODAY, INC.

Date: November 20, 2000                /S/ James C. Frans
                                       ----------------------------------------
                                       By:  James C. Frans
                                       Its:   President


Date: November 20, 2000                /S/ Robert L. Schultz
                                       ----------------------------------------
                                       By:  Robert L. Schultz
                                       Its:   Secretary


Date: November 20, 2000                /S/ Paul A. Harbison
                                       ----------------------------------------
                                       By:  Paul A. Harbison
                                       Its:   Chief Financial Officer