Form 10KSB40
period 2000-12-31
MLM WORLD NEWS TODAY INC
filed 2001-04-16
CIK 1080398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the Fiscal Year Ended: December 31, 2000

                        Commission File Number 000-26139


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

        Yes  [X]                   No  [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB

        Yes  [X]                   No  [ ]

        The issuer's revenues for the year ended December 31, 2000 were $133,963.00

        As of April 12, 2001, there were 21,224,207 shares of the registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the OTC Bulletin Board on April 12, 2001) was approximately $1,071,822.00.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS


A. FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2001.

B. BUSINESS DEVELOPMENT AND SUMMARY

        MLM WORLD NEWS TODAY, INC., A NEVADA CORPORATION, hereinafter referred to as the "Company," was originally incorporated under the name Global-Link Enterprises, Inc., in the state of Nevada on November 20, 1998. On September 29, 1999 the Company was notified by the NASD of its approval to trade OTC-BB. The first trade of the Company stock took place in early November, 1999 under the symbol GLLE. On February 4, 2000 the company requested a Certificate of Name Change with the State of Nevada to "MLM World News Today, Inc. " which was granted April 7, 2000. The Company's new trading symbol was then changed to "MLMS."

        The Company is a developmental stage company engaged in providing business support systems to those involved in the Network Marketing Industry. On March 13, 2000, the Company launched the initial Tier of it's 5 Tiered Business Model with it's Web site, "MLM World News Today" (the "Site") at www.mlmwnt.com. A primary objective of this initial undertaking is designed to attract "Members" from around the world, via the Internet. This is accomplished by providing Members with "Free" access to compelling, news, headlines, and editorial content relating to the Network Marketing Industry.

        At no time in the history of the Network Marketing Industry, has anything had such a massive impact on the way Business is transacted, as has the Internet. Since its inception, the Internet has evolved into a global medium, enabling millions of people worldwide to share information, communicate, and conduct business electronically. With an even greater technological evolution on the horizon, the future impact of the Internet will be even more significant. MLM World News Today, Inc. Co founders, James C. Frans and Paul Harbison, have developed a Business Model, designed to take advantage of this explosive phenomenon. Over the years, these visionaries, realizing the emergence of this paradigm shift, have built a solid 5 Tiered Business Model to effectively support the efforts of over 220 Million Network Marketers worldwide. Building upon the initial provisions of International news and information, to full-screen on-line Television, their innovative plan focuses on providing this rapidly expanding niche market with an all-encompassing "Business Toolbox" of supporting systems. Each of the utensils that make up this system, are designed to train, educate and support the Net worker, providing the mechanisms needed to be successful within the changing Industry landscape and the rapidly expanding capability of the Internet.

        The MLM World News Today, Inc. five-tiered Business Model has foundation in its featured Web Site at www.mlmwnt.com. TIER ONE, and the primary focus of this Web Site, is centered on providing the Network Marketing Industry with real-time national and International news, headlines, editorial content, customizable

International Classified Advertising, collateral services and business tools, with particular focus on the Network Marketing Industry.

        TIER TWO of the Business Model, the "MLMWNT.COM Business Opportunity," was pre-launched on September 12th 2000. This is a cutting edge vehicle that supports Net workers in marketing their individual Businesses, Products and Services to other entrepreneurs worldwide... while creating the security of yet another personal income. This is the first of several revenue generating initiatives the company will implement over the next twelve months.

        TIER THREE is the "MLMWNT.COM CYBERTORIUM," another source of revenue to the company. Cybertorium is designed to provide Net workers worldwide with the ability to select, in a pay-per-view format, eminently distinguished speakers and meaningful educational seminar content in a "Click" of the mouse instant, on a 24X7 basis.

        TIER FOUR of the Business Model is "MLMWNTRadio.COM," the third revenue-generating source. Based upon the Company's highly successful weekly "Let's Talk" telephone forum, "MLMWNTRadio.COM " is a weekly syndicated radio talk show featuring "Live" interviews and discussions with Newsworthy Industry and Governmental leaders. This U.S. syndicated radio show will also be available at the Company's Web Site on an archived basis, allowing members convenient worldwide access to this compelling programming.

        TIER FIVE of the Company's Business Model is perhaps the most exciting aspect of the entire vision of MLM World News Today, Inc. With Tier one, two, three and four of the Business Model in place, management has perfectly positioned the Company to take full advantage of the phenomenal technological advancement of Internet and the needs of the Network Marketing Industry. TIER FIVE solidifies each of the other tiers with high profile exposure of the company and its services, utilizing Television programming via a weekly syndicated Cable TV news and information program. This show is once again patterned after the Company's "Let's Talk" format. Not only will this program support and promote the overall marketability of MLM World News Today, Inc., but will also provide the Company with substantial revenues from traditional advertising sources. By utilizing cutting edge, online, full screen television technology, this U.S. syndicated television show will be made available at the Company's Web Site, again on an archived basis, allowing members worldwide discretionary access to this compelling information.

        Each tier of the MLM World News Today, Inc. Business Model is designed to support the other. In the eyes of Management, every tier provides a synergistic effect to the overall vision of the MLM World News Today, Inc. Business Model and compounds the potential for company growth and profitability.

        MLM World News Today, Inc. is a pioneer in championing the advancement of the Network Marketing Industry in the 21st Century. Through its innovative Business Model, the management of MLM World News Today, Inc. has created an Internet presence that will empower the Company with the ability to become the Industry leader in providing true value to this rapidly growing global market.


C. BUSINESS OF ISSUER

        PRINCIPAL PRODUCTS AND SERVICES AND PRINCIPAL MARKETS

        The Company's Principal products are its Internet newspaper and collateral products and services, found at, www.mlmwnt.com. The Site seeks to capture "Members" by providing a portal with a central focus of providing coverage of breaking news and information, in-depth analyses, original reporting and supportive "Business Tools" to the Network Marketing Industry. The Company's site is designed to universally appeal to, and provide business support, to the Network Marketing professional, regardless of their company affiliation or degree of expertise.

        Market penetration varies throughout the world. Several "developing" areas that have low penetration, such as Latin America, and Eastern (Central) Europe, provide significant growth potential for the Company. MLM World News Today, Inc. marketing strategy continues to include expansion into new markets throughout the world. The Company currently enjoys membership representation in over 134 Countries, with significant representation in the U.S.A., Australia, U.K., Canada and India.

        The Company's for fee services are distributed worldwide primarily through the "Network Marketing" method of distribution, in which products and/or services are sold to consumers outside traditional retail store channels. The "Representative" system is intended to facilitate the timely distribution of products and/or Services to the consumer, and to establish uniform practices regarding the use of these products/and or services, and the administrative arrangements with MLM World News Today, Inc., such as order entering, paying and recruiting, and training of Representatives. The Company's products and services are sold under the "Network Marketing" method is sold directly to customers and representatives throughout the world. Representatives and Associates are granted the right to market the Company's products and/or Services using non-traditional retail methods, primarily through word of mouth. The vast majority of the Company's Representative system is composed of Representatives, Associates and Regional Sales Directors, who are independent contractors and not employees of MLM World News Today, Inc.

        The Company's Web Site competes with weekly and monthly trade publications by delivering high quality content and more timely coverage of Industry news and information using text, audio and video. The site also provides state-of-the-art "Business Tools" in support of the Network Marketer. The Company provides it's Members with access to this broad array of products and services, each designed to enhance the success of the Network Marketing professional and associates from every level of Networking involvement.

    Site Content and Strategy

        The Company provides current, comprehensive and content through its Internet Website, "MLM World News Today," ("www.mlmwnt.com") and provides a quality "Free" online service, with the objective of attracting and expanding a loyal audience of repeat Internet users. Additionally, the Company seeks to capitalize on available and customized Network Marketing content to create a compelling Internet resource and to enhance the sale of the MLM World News Today, Inc. "Business Opportunity," and supporting "Business Tools."

        The Company believes that its future success depends largely upon its ability to deliver original and compelling program content along with its valuable core "Business Tools" in order to attract and retain its members. Although there can be no assurance that the Company's content alone will be sufficiently strong enough magnet to entice large numbers of members, management feels that the affinity of an additional personal income source from it's "Business Opportunity" is a fundamentally sound marketing approach.

    Marketing mlmwnt.com

        The MLM World News Today, Inc. five-tiered Business Model is the primary guide in marketing of the Company's products, services and "Business Tools." To attract traditional Network Marketing member, the Company has built into it's "Business Opportunity," (Tier II)a "Membership Qualification" and "Customer Service Bonus" criteria. These "Qualifications," act as in incentive for every MLM World News Today, Inc. "Representative," to enhance their degree of compensation by promoting the Company Web site and gathering customers. Each of these components is designed to build exponential Member and services growth. Coupled with the traditional Network marketing Word of Mouth advertising, management feels that the Company can expect to flourish.

        The Company further feels it is advantageous to seek to capture other more non-traditional "Members" and has begun a major marketing campaign in support of that goal. The core focus of this initiative is centered around a monthly "Vacation Give Away," which offers prospective members a valuable "free" subscription to the Web Site, mlmwnt.com, and a chance in a "Give-away" for a free trip to an exotic travel destination such as Hawaii.

        The Company feels that the enticement of a "Free Vacation" will substantially increase the number of site visitors, members and ultimately revenue generating customers and "Representatives."

        In addition to the introduction of new products and development of new geographic markets, a key element of the Company's strategy is expanding its business by enlarging the number of Representatives. Under the MLM World News Today, Inc. system, Members are encouraged to recruit, train, and motivate a large sales force and to gather Customers for the use of the Company's services. Representatives are trained by other Members to assist in recruiting, training, and motivating others Representatives.

    Free Services

        The Company provides a range of free services to its members allowing them to personalize their online experience based upon their individual needs. By providing these free services, the Company has created a compelling online resource for those interested in seeking out and learning more about the Network Marketing Industry and the opportunities the Company and industry as a whole has to offers.

    Members Services

        The Company offers several revenue generating support services, over and above the services available without charge. These services are offered to Members and Customers at the Website and additionally, through the company's network of Representatives. The Company provides services, such as Internet Services, Web Site Hosting and Design, an aggressive Communications Program including worldwide Long Distance. Also on-line is an e-commerce Mall, offering well over 1 Million items. A Flat Rate long distance program is on the horizon, and soon several Financial services.

        MLM World News Today, Inc. believes that it is good business to give back to the community. In as much as MLM World News Today is a part of the world community, they provide a vehicle for Members to make on-line donations to any of three worldwide non-profit organizations.

        Children's Miracle Network is an international non-profit organization dedicated to helping children by raising funds and awareness for 170 children's hospitals throughout North America. Each year these non-profit hospitals treat more than 14 million children afflicted with diseases, injuries and birth defects of every kind.

        Child Quest International, another on-line charity, differs from other non-profit organizations in that they utilize many new and exciting technologies including computer photo digitizing pictures to help locate missing children.

        International Children's Care (ICC) is a private relief and development organization. Caring individuals, with no interest in personal gain, established ICC for the specific purpose of giving high quality care for needy children. As an internationally recognized Non-Governmental Organization, ICC fulfills this primary directive of its charter without regard to the children's ethnic, political, or religious association.

        MLM World News Today, Inc. is proud to offer its Members the opportunity to support these worthwhile programs.

        Customer Service and Support

        In support of their members, the Company also provides an excellent customer service department and high-quality site value. The Company believes that the strength of its customer service and technical support operations is critical to its success in attracting members, maintaining its membership base, increasing membership and encouraging repeat usage. The Company has begun establishing a team of customer service and technical support professionals who will process inquiries and monitor the status of membership accounts and advertisement packages. Members, Representatives and customers are able to access customer service by e-mail, allowing the Company to better manage the workload. The Company has entered into an agreement with a computer software company, which will enhance and automate several of the e-mail response areas of its customer service and technical support operations. Management feels this will further reduce operating costs, enhance quality service and increase profits by lowering overhead.

        DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

    Advertising Sale and Design

        A driving force of the Network Marketing Industry is "Word of Mouth" advertising. The Company has sought to distinguish itself from its competition through the creation of a unique Business Opportunity which provides Network Marketers with a unique support system called the MLM World News Today, Inc. "Business Toolbox." A Business Support System that is designed to build loyalty for its Network Marketing Associates by integrating their advertising messages into the Company's content. Management believes that through close relationships with the end user, the Company will have the ability to deliver advertising to a specific industry segment within the Site's "International Advertising" portal allowing advertisers to single out and effectively deliver their messages to their respective target audiences. For example, a company can target an advertisement solely to patrons looking for a long-distance sales Network Marketing opportunity. The Company believes that such sophisticated target marketing is a critical element for capturing Network Marketing advertising budgets over the Internet. Additionally, the Company intends to expand the amount and type of demographic information it collects from its members, which will allow it to offer more specific data to its members.

        It is important to note here that the demographic and marketing information collected at the Web Site is used exclusively by MLM World News Today, Inc. The Company does not sell, give out, or share this information with anyone outside of the organization. The Company feels it is crucial to the open flow of information that they maintain integrity in providing services to their members.

        While the Company's competition generally provides banner advertising as a primary delivery system, the Company plans to offer a more sophisticated environment in which to promote a vast assortment of advertising options to its clients. This Company is confident this will allow them to take greater advantage of the Company's unique relationship with its users and rapidly growing membership base. In addition to direct response indicators like "click-through," the Company plans to specialize in providing innovative and aggressive "Business Support Systems," and a number of "branding" and "beyond the banner" sponsorship packages for its advertisers. A key factor both in advertising revenues and Membership generation is opt-in direct marketing/lead generation, e-mail sponsorship, celebrity event sponsorships, and pre- and post-campaign market research.

        The Company believes that its prospective Internet advertising customers have only limited experience with the Internet as an advertising medium and neither Members, Representatives or customers have devoted a significant portion of their budgets to Internet-based advertising in the past. In order for the Company to generate advertising revenues, Representatives are required to direct a portion of their Network Marketing advertising budgets to the "International Classified" advertising portal, as a requisite for earnings within the "Business Opportunity" compensation plan. This is expected to increase readership as well as Company revenues.

        Status of Any Announced New Product or Service

        The Company has announced several recent additions to its existing line of products and services. On March 13, 2000,James C. Frans, President/CEO of MLM World News Today, Inc. announced that it's premier Internet portal www.mlmwnt.com was up and running and accepting members. This compelling Web Site is a FREE to subscribe real-time global news and information source focusing on providing coverage of breaking news, scheduled events, in-depth analysis, editorial content and original reporting related to the Multi-Level-Marketing, Direct Sales and Network Marketing Business worldwide.

        On September 26, 2000, MLM World News Today, Inc. announced the Pre-launch of Tier II of Business Model, which focuses on a new concept of cooperation, unity and support for the entire Multi-level Marketing Industry. This "Business Opportunity" provides multiple areas of support for all Net workers, from the novice to the world class professional. By participating in this program, a Representative can build security through diversification. By duplicating their primary efforts they can actually build another weekly revenue stream to support themselves during the inevitable financial ups and downs so prevalent in the MLM Industry. Tier II will begin generating revenues for Representatives, and the Company as well.

        Industry Background

        The Company believes that a significant opportunity exists to provide Internet content and "Business Support," related to the Network Marketing Industry. Growing use of the Internet and the World Wide Web (the "Web") has created opportunities for content providers and their customers to reach and interact with millions of Internet users. This is due to its complementary and, in several respects, superior reach in terms of its ability to propagate targeted content to consumers and to generate cost-effective results for certain advertisers to traditional television and print media.

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

        E-Commerce and Advertising

        The Internet has become a compelling means to advertise and market products and services. The Company believes that the market for content relating to Network Marketing is growing rapidly and is emerging as an area well suited to an Internet programming approach. According to Jupiter Communications, the market for U.S. advertising on the Internet was approximately $560 million in 1997, up from $260 million in 1996, and is expected to grow to over $6 billion by the year 2001.

        The advertising model that is emerging on the Internet is similar to the model prevalent in print and television media. The Company believes that the opportunities for Internet content providers to generate advertising revenues are growing due to increasing Internet usage by Network Marketing Entrepreneurs and the growing recognition by these professionals of the potential advantages of Internet-based advertising over advertising in traditional media.

        Marketing Opportunities on the Internet

        The Internet offers a significant new opportunity for the Network Marketer to increase the effectiveness of their marketing campaigns. The effectiveness of these campaigns is dependent upon the quality of consumer data used to develop and place consumer advertisements. The costs of marketing over the Internet are dramatically lower than those of traditional marketing techniques. As a result, Internet-based marketing campaigns can be profitable at response rates that are a fraction of the rates for traditional campaigns.

        Raw Materials and Suppliers

        The Company is an on-line Network Marketing content provider and original source for Marketing Support to the Network Marketing Industry and thus does not use raw materials or have principal suppliers.

        Customers

        The Company believes that the vast majority of its customers will be Network Marketing opportunity providers, users of those Network Marketing products and services, and small to medium-sized businesses looking to utilize the Company's Internet services to create a more cost-effective, on-line marketing strategy for their companies. The Company reaches these customers via network marketing, direct mail, telemarketing, seminars, trade shows, the Internet, word-of-mouth and the referral process.

        Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

        The Company does not currently own or have any patents, trademarks, licenses, franchises or concessions or royalty agreements. However, the Company believes that its success and ability to compete will be dependent, in part, on the protection of its original content for the Internet and on the goodwill associated with potential proprietary rights. The Company relies on copyright laws to protect the original content that it and its users develop for the Internet site, including editorial features and the various databases of information that are maintained by the Company. In addition, the Company relies on federal trademark laws to provide additional protection for the appearance of its Internet site. A substantial amount of uncertainty exists concerning the application of copyright and trademark laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for the Company's original content or its Internet domain name. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to the Company.

        The Company relies on trade secret and copyright laws to protect the proprietary technologies that it plans to develop to manage and improve its Internet site and advertising services, but there can be no assurance that such laws will provide sufficient protection to the Company, that other will not develop technologies that are similar of superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's technologies without authorization. The Company intends to file patent application with respect to certain of its software systems, methods and related technologies, but there can be no assurance that such applications will be granted or that any future patents will not be challenged, invalidated or circumvented, or that the rights granted there under will provide a competitive advantage for the Company. In addition, the Company relies on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing its Internet site and providing related services to users and advertising customers. There can be no assurance that these third party technology licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these technology licenses could have a material adverse effect on the Company's business, financial condition or operating results.

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

    Domain Names

        Domain names are the user's Internet "addresses." Domain names have been the subject of significant trademark litigation in the United States. The Company has register the domain name "mlmworldnewstoday.com" "mlmwnt.com" "mlmall.com" "mlmail.com" along with several other related domains. There can be no assurance that third parties will not bring claims for infringement against the Company for the use of these trademarks. Moreover, because domain names derive value from the individual's ability to remember such names, there can be no assurance that the Company's domain names will not lose their value if, for example, users begin to rely on mechanisms other than domain names to access online resources.

        The Company currently owns, and as such, has proprietary rights to over 30 Domain Names, including, but not limited to www.mlmwnt.com, and www.mlmsinvestor.com. As the Company gains greater acceptance and establishes greater "Member Loyalty," Management feels that these domain names will increase in value. Management feels that registering these Domain names at various search engines will act as a magnet to further draw members and potential customers and representatives to the Web Site.

    Jurisdiction

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

        Research and Development Activities

At this time, the company is not engaged in the research and/or development of any product or service. Management of the company is of the belief that compelling subscriber services can be deployed at the web site through the utilization of private branding, co-branding and affiliates partnership agreements. The company plans to rely on these strategic partnerships to provide its subscribers with compelling services.

        Impact of Environmental Laws

        The Company is not aware of any federal, state or local environmental laws, which would effect its operations.

        Employees

        The Company presently has two (8) full time employees. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

        The Company also has Agreements with several Independent Contractors who are engaged in the Development, Management, and Promotion of the Company's business. In addition, the Company has entered into performance-based contracts with 60 Network Marketing Professionals whose primary assignment is to promote and market the Company's Business Opportunity and services.

        Risk Factors

        The Company's present and proposed business operations are highly speculative and subject to the same types of risks inherent in any new venture, as well as risk factors particular to the industries in which it operates, and will include, among other things, those types of risk factors outlined below.

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

        Limited and Volatile Market for Common Stock

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

    Competition

        The market for members, users and Internet advertising is new and rapidly evolving, and competition for members, users and advertisers is expected to increase. Barriers to entry are relatively insubstantial and the Company may face competitive pressures from many additional companies both in the United States and abroad.

        The Company believes that the principal competitive factors for companies seeking to create Network Marketing-focused Web sites on the Internet are critical mass, functionality of the Web site, brand recognition, member affinity and loyalty, broad demographic focus and open access for visitors. In the future, Internet Web sites may be developed or acquired by companies currently operating Web directories, search engines, shareware archives and content sites, and by commercial online service providers ("OSPs"), Internet service providers ("ISPs") and other entities, certain of which may have more resources than the Company. The Company competes for users and advertisers with other content providers and with thousands of Web sites operated by individuals, the government and educational institutions. Such providers and sites include America Online, Inc. ("AOL"), Angel fire Communications ("Angel fire"), CNET, Inc. ("CNET"), CNN/Time Warner, Inc. "CNN/Time Warner"), Excite, Inc. ("Excite"), Hotmail Corporation ("Hotmail"), Infoseek Corporation ("Infoseek"), Lycos, Inc. ("Lycos"), Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape"), Switchboard Inc. ("Switchboard"), Xoom Inc. ("Xoom") and Yahoo! Inc. ("Yahoo!"). In addition, the Company could face competition in the future from traditional media companies, such as newspaper, magazine, television and radio companies, a number of which, including The Walt Disney Company ("Disney"), CBS Corporation ("CBS") and The National Broadcasting Company ("NBC"), have recently made significant acquisitions of or investments in Internet companies.

        The Company believes that the principal competitive factors in attracting members include the amount of traffic at the Web site, brand recognition, quality customer service, the demographics of the Company's members and users, the Company's ability to offer targeted audiences and the overall cost effectiveness of the advertising medium offered by the Company. The Company believes that the number of Internet companies relying on Internet-based advertising revenue, as well as the number of advertisers on the Internet and the number of users, will increase substantially in the future.

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

        Dependence on Key Employees.

        The primary Management team of James C. Frans, Paul Harbison and Robert
L. Schultz has remained intact over the past 12 months and provides the Company with stability in its management philosophies and direction.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company's corporate headquarters are located at 3633 Camino Del Rio South - Suite 107, San Diego, California 92108. These facilities consist of approximately 2,500 square feet of standard office space. The Company has no additional facilities.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not currently involved in any legal proceedings nor does it have knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 18, 2000, the 1999 Annual Meeting of Shareholders was held at the Company's offices at 3633 Camino Del Rio, South Suite 107, San Diego, CA 92108. In attendance were: James C. Frans, Chief Executive Officer and Chairman of the Board, Paul Harbison, President and Treasurer, and Robert Schultz, Chief Operating Officer and Secretary. The purpose of the meeting as indicated in the proxy and the results were as follows:

Proposal No. 1 - Election of Directors

Name                                      For         Against         Abstain
======================             ===========     ==========       =========
James C. Frans                     11,431,484             400           6,000
Paul Harbison                      11,431,884              --           6,000
Robert L. Schultz                  11,431,484             400           6,000

Proposal No. 2 - To increase authorized shares of common stock

                                          For         Against         Abstain
                                   ==========      ==========        ========
                                   11,418,884          17,000           2,000

Proposal No. 3 - Ratification of Appointment of independent Auditors

Name                                      For         Against         Abstain
======================             ==========       =========       =========
HJ & Associates, L.L.C.            11,423,884          12,000           2,000

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        Market Information.

        On November 10, 1999, the Company's Common Stock began trading on the OTC Electronic Bulletin sponsored by the National Association of Securities Dealers (NASD) under the symbol "MLMS". The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's most recent fiscal year on the OTC Electronic Bulletin Board.

      Fiscal 1999            High            Low
-----------------------------------------------------
December 31,                $0.8100        $0.1250

Fiscal 2000                  High            Low
-----------------------------------------------------
March 31,                   $0.6875        $0.1250
June 30,                    $0.4375        $0.1250
September 30,               $0.7500        $0.0625
December 31,                $0.3750        $0.0625

        Holders.

        As of December 31, 2000, the were approximately 193 holders of record of the Company's Common Stock. The Board of Directors believes the number of beneficial owners is greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "Street names" for the benefit of individual investors.

        Dividends

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

        Recent Sales of Unregistered Securities

        During 2000, due to the Company's limited cash reserves, the Company issued 2,437,700 restricted shares of its Common Stock when the market prices ranging from $.08 to $.10 per share to its employees and consultants for various services received. Charges to expense attributable to consulting and to employee compensation arising from these issuances amount to $215,270.00.

        During the year ended December 31, 2000, the Company sold or completed the sales of 5,879,000 restricted shares of its Common Stock when the market prices ranging from $.054 to $.10 per shares to private investors and received proceeds of $455,374.00.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION RESULTS

        The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

                                       As of and for the
                                    Years Ended December 31
                                   -------------------------
                                      2000            1999
                                   ---------       ---------
Operating Data:
Net Sales                          $ 133,963       $      --
Cost of Sales                         14,563
Operating and Others Expenses        775,864       $ 104,533
                                   ---------       ---------
Net Loss                           $(656,464)      $(104,533)
                                   =========       =========
Balance Shhet Data:
Current Assets                        83,183
Total Assets                         199,559
                                   =========
Current Liabilities                  235,358
Total Liabilities                    235,358
Working Capital                      (35,799)
Stockholders' Equity                 199,559
                                   =========

        Results of Operations

        The Company's revenues for the year ended December 31, 2000 consisted of $133,963.00. The Company's total net sales for the year ended December 31, 2000 increased 100% over the Company's net sales for year ended December 31, 1999 of $0.00. These revenues were primarily generated from the purchase by Company Representatives of the "Representative Support Package."

        The Company had a net loss of $656,464 for the year ended December 31, 2000 compared to the Company's net loss of $ 104,533 for the year ended December 31, 1999. The increased in net loss for 2000 was primarily due to stock payment to certain employees and consultants and the Company continued effort on a Global Business Strategy with strategic priorities to increase perceived value in it's products and services, to drive revenue growth and expand its customer base around the world by building on the Company's strength as a marketer and a leading provider of useful news and information, as well as a decrease in operating expenses.

        As of December 31, 2000, the Company has a working capitals of ($152,175.00)

        During the year ended December 31, 2000, the Company funded its operating losses with advances from related parties, by selling shares of its common stock to various investors and issuing common stock for services.

        The Company does not have any available credit, banking financing or other external sources of liquidity. Due to its historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital and be able to continue as a going concern, the Company may need to sell additional shares of its common stock or borrow funds from private lenders and/or related parties.

        During 2000, the Company continued to develop and improve its business. Our business strategy includes, but is not limited to, plans to accelerate growth in our core news and information service and expand the components of our "Business Toolbox." Building market share, upgrading our image as a provider of factual worldwide News and information and new product innovation; building a global portfolio of useful Business Support utensils; developing innovative programs to train, motivate and retain Representatives; exploiting sales opportunities; and developing new businesses are management goals. The Company expects that they can continue to provide the resources to fund these strategic growth initiatives, which they feel, will contribute to earnings growth.

         Investing in infrastructure enhancements, product development, innovation and advertising are key components in building a global image and reaching its identified niche market. Much of the Company's strategic spending centered on the launch and enhancements to its first-ever global Web Site for the Network Marketing Industry. This massive Web site launched March 17, 2000 and has been in a constant state of enhancement throughout the year. In 2000, the Company also committed considerable resources in up grading it's Web servers hardware to better support its members needs.

        In January, 2000 the Company entered into an agreement with ISP Power, for the licensing of "Prism," a billing software program. This state-of-the art system will allow the Company to control the customer billing process as well as perform online paperless billing. To conserve capital, the Company negotiated a trade of 125,00 shares of restricted common stock for the use of this program.

        In April 2000, the company entered into an agreement with Vstore, a private branded e-commerce mall. This "MLMALL" was added to the Company's primary Web Site as a source of additional revenue. To date, commissions have been negligible. Revenues from this source are expected to grow as Web site traffic increases.

        The Company also implemented a Representative development strategy in 2000. This strategy focuses on the professional training and development of Representatives through the "Representative Support Package, called "Business Toolbox which gives Representatives the most extensive Network Marketing training and support ever offered by any MLM Company. In September 2000, the Company announced to its Members the Pre-Launch of the "Business Opportunity." This program features a full line of "Business Tools" designed to help Representatives build their own business by enabling them to advertise and promote any product, service or any business opportunity online through their own personalized "International Classified Advertisements." At the same time, Representatives have the advantage of business-to-business capabilities that connect them seamlessly to the company's on-line application and marketing systems.

        Additionally, in the fourth quarter of 2000, the Company significantly expanded its Internet technology capability by installing several powerful new web servers. This allowed for the development of several new features at the main site as well as a new "Investors" web site at www.mlmsinvestor.com.

        Early in 2001, the Company launched its Investor web site and has begun designing several upgrades to its global "Business Toolbox," products. The Company also plans to launch a massive "Informational Campaign," to reach Net workers around the world.

Network Marketing Contemporization

        The Company continues to modernize its Network Marketing channels and Members experience, enabling it to reach them more quickly and efficiently by offering a professionally designed Representatives Business support system, training packages, enhanced earnings opportunities and career options. In 2000, the Company rolled out a global Regional Sales Director program in several of its target markets around the world. The Regional Sales Director program is an enhancement to the "Business Opportunity" which gives Representatives the ability to earn commissions on their own sales, as well as from downstream sales of Representatives they recruit. This program expands the earnings potential and by providing these individuals the ability to earn shares of Company Common stock based on their performance.

ITEM 7. FINANCIAL STATEMENTS


                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)

                              FINANCIAL STATEMENTS



                                 C O N T E N T S

Independent Auditors' Report...............................................................19

Balance Sheet..............................................................................20

Statements of Operations...................................................................21

Statements of Stockholders' Equity (Deficit)...............................................22

Statements of Cash Flows...................................................................26

Notes to Financial Statements............................................................. 28

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
MLM World News Today, Inc.
(Formerly Global-Link Enterprises, Inc.)
San Diego, California


We have audited the accompanying balance sheet of MLM World News Today, Inc. (formerly Global-Link Enterprises, Inc.) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and from inception on November 20, 1998 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MLM World News Today, Inc. (formerly Global-Link Enterprises, Inc.) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from inception on November 20, 1998 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses and has a working capital deficit of $217,712, which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
April 4, 2001

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                                  Balance Sheet

                                     ASSETS

                                                                    December 31,
                                                                            2000
                                                                    ------------
CURRENT ASSETS
  Cash                                                                 $   2,826
  Inventory                                                               14,820
                                                                       ---------
    Total Current Assets                                                  17,646
                                                                       ---------
PROPERTY AND EQUIPMENT, NET (Note 7)                                      83,183
                                                                       ---------
OTHER ASSETS
  Website, net (Note 6)                                                   97,455
  Deposits                                                                   275
  Travel advance                                                           1,000
                                                                       ---------
    Total Other Assets                                                    98,730
                                                                       ---------
    TOTAL ASSETS                                                       $ 199,559
                                                                       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Bank overdraft                                                       $   4,757
  Accounts payable                                                        40,830
  Accrued liabilities                                                     43,041
  Notes payable - related parties (Notes 4 and 5)                        146,730
                                                                       ---------
    Total Current Liabilities                                            235,358
                                                                       ---------
    Total Liabilities                                                    235,358
                                                                       ---------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value, 5,000,000 shares authorized;
   -0- shares issued and outstanding                                          --
  Common stock, $0.001 par value, 100,000,000 shares authorized;
   19,585,207 shares issued and outstanding                               19,585
  Additional paid-in capital                                             705,684
  Deficit accumulated during the development stage                      (761,068)
                                                                       ---------
    Total Stockholders' Equity (Deficit)                                 (35,799)
                                                                       ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 199,559
                                                                       =========

MLM WORLD NEWS TODAY, INC.
(Formerly Global-Link Enterprises, Inc.)
Statements of Operations


                                    For the Years End December 31,
                                    ------------------------------
                                         2000            1999
                                    ------------     -------------
REVENUES                            $    133,963     $         --
COST OF GOODS SOLD                        14,563               --
                                    ------------     ------------
GROSS PROFIT                             119,400               --
                                    ------------     ------------
OPERATING EXPENSES
  General and administrative             781,502          138,082
  Depreciation and amortization           15,789              279
                                    ------------     ------------
    Total Operating Expenses             797,291          138,361
                                    ------------     ------------
OTHER INCOME (EXPENSE)
  Interest expense                       (17,113)          (1,159)
  Rent income                             38,424           34,987
  Other income                               116               --
                                    ------------     ------------
    Total Other Income (Expense)          21,427           33,828
                                    ------------     ------------
LOSS FROM OPERATIONS                    (656,464)        (104,533)
    INCOME TAX EXPENSE                        --               --
                                    ------------     ------------
NET LOSS                            $   (656,464)    $   (104,533)
                                    ============     ============
BASIC AND DILUTED LOSS PER SHARE    $      (0.05)    $      (0.01)
                                    ============     ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                   12,675,388       11,159,540
                                    ============     ============

MLM WORLD NEWS TODAY, INC.
(Formerly Global-Link Enterprises, Inc.)
Statements of Stockholders' Equity (Deficit)


                                                                                Deficit
                                                                              Accumulated
                                          Common Stock           Additional    During the
                                    --------------------------    Paid-in     Development
                                      Shares         Amount       Capital        Stage
                                    -----------------------------------------------------
Balance, December 31, 1998          10,318,000    $   10,318    $    5,782    $      (71)

Issuance of common stock issued
 for cash at  $0.05 per share
 - January 12, 1999                    105,000           105         5,145            --

Issuance of common stock issued
 for cash at $0.05 per share
 - January 13, 1999                     23,600            24         1,156            --

Issuance of common stock issued
 for cash at $0.05 per share
 - January 15, 1999                     30,000            30         1,470            --

Issuance of common stock issued
 for cash at $0.05 per share
 - January 19, 1999                    105,000           105         5,145            --

Issuance of common stock issued
 for cash at $0.05 per share
 - January 22, 1999                    100,000           100         4,900            --

Issuance of common stock issued
 for cash at $0.05 per share
 - January 28, 1999                     40,000            40         1,960            --

Issuance of common stock issued
 for services at $0.05 per share
 - January 29, 1999                      5,000             5           245            --

Issuance of common stock issued
 for services at $0.05 per share
 - February 3, 1999                    500,000           500        24,500            --

Issuance of common stock
 for cash at $0.05 per share
 - February 4, 1999                      5,000             5           245            --

Issuance of common stock
 for services at $0.05 per share
 - March 30, 1999                       25,000            25         1,225            --

Issuance of common stock
 for services at $0.05 per share
 - October 20, 1999                        619             1            30            --

Issuance of common stock
 for services at $0.05 per share
 - November 24, 1999                     1,425             1            70            --
                                    ----------    ----------    ----------    ----------
Balance forward                     11,258,644    $   11,259    $   51,873    $      (71)
                                    ----------    ----------    ----------    ----------

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                        Deficit
                                                                                      Accumulated
                                              Common Stock            Additional       During the
                                      ----------------------------     Paid-in        Development
                                        Shares           Amount        Capital           Stage
                                      -----------------------------------------------------------
Balance forward                       11,258,644      $   11,259      $   51,873      $      (71)

Issuance of common stock
 for services at $0.05 per share
 - December 1, 1999                          609               1              30              --

Issuance of common stock
 for services at $0.05 per share
 - December 8, 1999                        9,254               9             454              --

Net loss for the year ended
 December 31, 1999                            --              --              --        (104,533)
                                      ----------      ----------      ----------      ----------

Balance, December 31, 1999            11,268,507          11,269          52,357        (104,604)

Issuance of common stock
 for cash at $0.01 per share
 - January 15, 2000                      100,000             100             900              --

Issuance of common stock
 for services at $0.08 per share
 - August 10, 2000                       425,000             425          33,575              --

Issuance of common stock
 for services at $0.08 per share
 - September 11, 2000                  1,000,000           1,000          79,000              --

Issuance of common stock
 for cash at $0.10 per share
 - September 15, 2000                  1,110,000           1,110         109,890              --

Issuance of common stock
 for cash at $0.10 per share
 - September 18, 2000                    150,000             150          14,850              --

Issuance of common stock
 for cash at $0.10 per share
 - September 19, 2000                    320,000             320          31,680              --

Issuance of common stock
 for cash at $0.10 per share
 - September 26, 2000                     60,000              60           5,940              --

Issuance of common stock
 for cash at $0.10 per share
 - September 27, 2000                     50,000              50           4,950              --

Issuance of common stock
 for cash at $0.10 per share
 - October 17, 2000                       50,000              50           4,950              --
                                      ----------      ----------      ----------      ----------
Balance Forward                       14,533,507      $   14,534      $  338,092      $ (104,604)
                                      ----------      ----------      ----------      ----------

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                       Deficit
                                                                                     Accumulated
                                              Common Stock            Additional      During the
                                      ---------------------------      Paid-in        Development
                                        Shares           Amount        Capital          Stage
                                      -----------------------------------------------------------
Balance Forward                       14,533,507      $   14,534      $  338,092      $ (104,604)

Issuance of common stock
 for services at $0.10 per share
 - October 19, 2000                    1,012,700           1,013         100,257              --

Issuance of common stock
 for cash at $0.10 per share
 - October 24, 2000                      100,000             100           9,900              --

Issuance of common stock
 for cash at $0.10 per share
 - October 31, 2000                      100,000             100           9,900              --

Issuance of common stock
 for cash at $0.10 per share
 - November 1, 2000                      250,000             250          24,750              --

Issuance of common stock
 for cash at $0.10 per share
 - November 2, 2000                       50,000              50           4,950              --

Issuance of common stock
 for cash at $0.10 per share
 - November 3, 2000                       16,000              16           1,584              --

Issuance of common stock
 for services at $0.10 per share
 - November 8, 2000                       78,500              79           7,771              --

Issuance of common stock
 for cash at $0.10 per share
 - November 21, 2000                     130,000             130          12,870              --

Issuance of common stock
 for cash at $0.10 per share
 - November 24, 2000                      30,000              30           2,970              --

Issuance of common stock
 for cash at $0.10 per share
 - November 27, 2000                      50,000              50           4,950              --

Issuance of common stock
 for cash at $0.10 per share
 - December 1, 2000                      190,000             190          18,810              --

Issuance of common stock
 for cash at $0.10 per share
 - December 4, 2000                      110,000             110          10,890              --
                                      ----------      ----------      ----------      ----------
Balance Forward                       16,650,707      $   16,652      $  547,694      $ (104,604)
                                      ----------      ----------      ----------      ----------

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                         Deficit
                                                                                       Accumulated
                                               Common Stock            Additional       During the
                                       ---------------------------       Paid-in       Development
                                         Shares           Amount         Capital          Stage
                                       -----------------------------------------------------------
Balance Forward                        16,650,707      $   16,652      $  547,694      $ (104,604)

Issuance of common stock
 for cash at $0.10 per share
 - December 5, 2000                        10,000              10             990              --

Issuance of common stock
 for cash at $0.10 per share
 - December 15, 2000                       43,500              43           4,306              --

Issuance of common stock
 for cash at $0.054 per share
 - December 20, 2000                       20,000              20           1,060              --

Issuance of common stock
 for cash at $0.054 per share
 - December 21, 2000                       20,000              20           1,060              --

Issuance of common stock
 for cash at $0.054 per share
 - December 26, 2000                       26,000              25           1,379              --

Issuance of common stock
 for cash at $0.054 per share
 - December 27, 2000                       90,000              90           4,770              --

Issuance of common stock
 for cash at $0.054 per share
 - December 28, 2000                        5,000               5             265              --

Issuance of common stock
 for services at $0.054 per share
 - December 30, 2000                    2,720,000           2,720         144,160              --

Net loss for the  year ended
 December 31, 2000                             --              --              --        (656,464)
                                       ----------      ----------      ----------      ----------
Balance, December 31, 2000             19,585,207      $   19,585      $  705,684      $ (761,068)
                                       ==========      ==========      ==========      ==========

MLM WORLD NEWS TODAY, INC.
(Formerly Global-Link Enterprises, Inc.)
Statements of Cash Flows


                                                             For the Years Ended
                                                                 December 31
                                                          -------------------------
                                                             2000            1999
                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                              $(656,464)      $(104,533)
  Adjustments to reconcile net (loss) to net cash
    used in operating activities:
    Depreciation and amortization                            15,789             279
    Stock issued for services                               370,000          26,846
  Changes in operating assets and liabilities:
    (Increase) decrease in lease payments receivable             --          (7,913)
    (Increase) decrease in other assets                      (4,621)         (6,387)
    Increase (decrease) in accounts payable                 (14,356)         44,686
    Increase (decrease) in accrued interest                   2,582           1,106
    Increase (decrease) in lease deposit payable             (3,957)          3,957
    Increase (decrease) in payroll liabilities               39,353              --
                                                          ---------       ---------
      Net Cash (Used) by Operating Activities              (251,674)        (41,959)
                                                          ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (89,572)         (1,500)
  Website development costs incurred                        (56,884)        (23,250)
                                                          ---------       ---------
      Net Cash (Used) by Investing Activities              (146,456)        (24,750)
                                                          ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in cash overdraft                       1,260           3,497
  Proceeds from the issuance of notes payable                11,885          33,715
  Proceeds from the issuance of notes payable
   - related party                                          330,623           9,656
  Payments on notes payable                                  (2,902)             --
  Payments on notes payable - related party                (231,553)         (2,544)
  Common stock issued for cash                              291,643          20,680
                                                          ---------       ---------
      Net Cash Provided by Financing Activities             400,956          65,004
                                                          ---------       ---------
NET INCREASE (DECREASE) IN CASH                               2,826          (1,705)
CASH AT BEGINNING OF PERIOD                                      --           1,705
                                                          ---------       ---------
CASH AT END OF PERIOD                                     $   2,826       $      --
                                                          =========       =========

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                      Statements of Cash Flows (Continued)



                                          For the Years Ended
                                             December 31,
                                        ----------------------
                                          2000          1999
                                        --------      --------
CASH PAID FOR:
  Interest expense                      $ 13,474      $     55
  Income taxes                          $     --      $     --
SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES
  Common stock issued for services      $370,000      $ 26,846

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)

                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -   NATURE OF ORGANIZATION

           The financial statements presented are those of MLM World News Today, Inc. (the Company). The Company was organized under the laws of the State of Nevada on November 20, 1999. The Company was organized to develop a multi-level marketing resource web site to offer web site hosting and development services as well as a news portal for the multi-level marketing community. The Company was considered a development stage company until 2000 when it substantially began operations.

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

           b.  Basic Loss Per Share
           The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                          For the Years Ended
                                                             December 31,
                                                    -------------------------------
                                                        2000               1999
                                                    ------------       ------------
           Net (loss) (numerator)                   $   (656,464)      $   (104,533)

           Weighted average shares outstanding
            (denominator)                             12,675,388         11,159,540
                                                    ------------       ------------

           Basic loss per share                     $      (0.05)      $      (0.01)
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

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           e.  Revenue Recognition Policy

           The Company recognizes revenue when services are performed or products are delivered.

           f.  Income Taxes

           At December 31, 2000, the Company had net operating loss carryforwards of approximately $752,510 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

           The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                        For the Years Ended
                                                            December 31,
                                                     -------------------------
                                                       2000             1999
                                                     ---------       ---------
           Income tax benefit at statutory rate      $ 249,456       $  39,723
           Change in valuation allowance              (249,456)        (39,723
                                                     ---------       ---------
                                                     $
                                                     ---------       ---------

           Deferred tax assets (liabilities) are comprised of the following:

                                                        For the Years Ended
                                                            December 31,
                                                     -------------------------
                                                        2000            1999
                                                     ---------       ---------
           Income tax benefit at statutory rate      $ 289,206       $  39,750
           Change in valuation allowance              (289,206)        (39,750)
                                                     ---------       ---------
                                                     $
                                                     ---------       ---------

           Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           g.  Inventory

           Inventory consists of finished goods recorded at the lower of cost or market on a first in, first out basis.

           h.  New Accounting Pronouncements

           The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

           The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

           The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 3 -   GOING CONCERN

           The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant operations to date, nor does it have an established source of revenues sufficient to allow it to continue as a going concern. The Company projects substantial increases in first year revenues as a result of the expansion of its operations into Japan and the launch of Tier II of its business model. It is the intent of the Company to seek additional working capital for the Company through the issuance of its common stock, however, there can be no assurance that the Company will be able to meet its financial goals.

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

NOTE 4 -   RELATED PARTY TRANSACTIONS

           Notes Payable

           A related party loaned the Company $15,100 for web site development during November 1998. The note payable has a maturity date of November 24, 2001 and accrues interest at 10% per annum. At December 31, 1999, the unpaid principal balance was $95. Interest expense amounted to $32 at December 31, 1999. The balance due was paid in full during 2000.

           During 1999, a related party loaned the Company $8,856. The note has a maturity date of December 31, 2000 and accrues interest at 10% per annum, unsecured. At December 31, 1999, the unpaid principal balance was $6,893. Interest expense amounted to $49 at December 31, 1999. During 2000, an additional $330,624 was loaned to the Company. At December 31, 2000, the unpaid principal balance was $104,032. Interest expense amounted to $12,484 at December 31, 2000.

           During 1999, a related party loaned the Company $800. The note is due upon demand and accrues interest at 10% per annum, unsecured. At December 31, 1999, the unpaid principal balance was $800. Interest expense amounted to $28 at December 31, 1999. The balance due was paid in full during 2000.

           During 2000 and 1999, the Company paid $31,200 and $17,260, respectively, in consulting fees to related parties.

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 4 -   RELATED PARTY TRANSACTIONS (Continued)

           During 2000 and 1999, the Company paid $32,142 and $31,153, respectively, in rent to a related party for its office space.

           During 2000 and 1999, the Company subleased two properties to related parties. The Company recorded $38,424 and 34,987, respectively, in rent income for the year (see Note 10). The lease was transferred to the lessor on June 30, 2000.

NOTE 5 -   NOTES PAYABLE

           On December 31 1999, the Company borrowed $33,715. The note has a maturity date of December 31, 2000 and accrues interest at 12% per annum, unsecured. During 2000, an additional $11,885 was borrowed. At December 31, 2000, the unpaid principal balance was $42,698. Interest expense amounted to $4,629 at December 31, 2000.

NOTE 6 -   WEB SITE DEVELOPMENT

           The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The website is amortized over a period of 60 months, beginning March 1, 2000 on the straight-line basis:

                                      December 31,
                                          2000
                                      ------------
                    Website           $ 105,634
                    Amortization         (8,179)
                                      ---------
                                      $  97,455
                                      =========

           Amortization for the years ended December 31, 2000 and 1999 was $8,179 and $-0-, respectively.

NOTE 7 -   PROPERTY AND EQUIPMENT

           Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets, primarily from three to seven years. Property and equipment consisted of the following at December 31, 2000:

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 7 -   PROPERTY AND EQUIPMENT (Continued)

                                                            December 31,
                                                               2000
                                                            ------------
           Office equipment                                  $ 21,724
           Accumulated depreciation - office equipment         (1,205)
           Software                                            25,509
           Accumulated depreciation - software                 (3,638)
           Computer equipment                                  43,839
           Accumulated depreciation- computer equipment        (3,046)
                                                             --------
                                                             $ 83,183
                                                             --------

           Depreciation expense for the years ended December 31, 2000 and 1999 was $7,610 and $279, respectively.

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

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 8 -   ISSUANCE OF STOCK (Continued)

           During February 1999, the Company issued 500,000 shares of its previously authorized but unissued common stock for services of $25,000 (or $0.05 per share).

           During February 1999, the Company issued 5,000 shares of its previously authorized but unissued common stock for cash of $250 (or $0.05 per share).

           During March 1999, the Company issued 25,000 shares of its previously authorized but unissued common stock for services of $1,250 (or $0.05 per share).
 .
           During October 1999, the Company issued 619 shares of its previously authorized but unissued common stock for services of $31 (or $0.05 per share).

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

           During December 1999, the Company issued 9,254 shares of its previously authorized but unissued common stock for services of $463 (or $0.05 per share)

           During January 2000, the Company issued 100,000 shares of its previously authorized but unissued common stock for cash of $1,000 or (0.01 per share).

           During August 2000, the Company issued 425,000 shares of its previously authorized but unissued common stock for services of $34,000 or (0.08 per share).

           During September 2000, the Company issued 1,000,000 shares of its previously authorized but unissued common stock for services of $80,000,000 or (0.08 per share).

           During September 2000, the Company issued 1,110,000 shares of its previously authorized but unissued common stock for cash of $111,000 or (0.10 per share).

           During September 2000, the Company issued 150,000 shares of its previously authorized but unissued common stock for cash of $15,000 or (0.10 per share).

           During September 2000, the Company issued 320,000 shares of its previously authorized but unissued common stock for cash of $32,000 or (0.10 per share).

           During September 2000, the Company issued 60,000 shares of its previously authorized but unissued common stock for cash of $6,000 or (0.10 per share).

           During September 2000, the Company issued 50,000 shares of its previously authorized but unissued common stock for cash of $5,000 or (0.10 per share).

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 8 -   ISSUANCE OF STOCK (Continued)

           During October 2000, the Company issued 50,000 shares of its previously authorized but unissued common stock for cash of $5,000 or (0.10 per share).

           During October 2000, the Company issued 1,012,700 shares of its previously authorized but unissued common stock for services of $101,270 or (0.10 per share).

           During October 2000, the Company issued 100,000 shares of its previously authorized but unissued common stock for cash of $10,000 or (0.10 per share).

           During October 2000, the Company issued 100,000 shares of its previously authorized but unissued common stock for cash of $10,000 or (0.10 per share).

           During November 2000, the Company issued 250,000 shares of its previously authorized but unissued common stock for cash of $25,000 or (0.10 per share).

           During November 2000, the Company issued 50,000 shares of its previously authorized but unissued common stock for cash of $5,000 or (0.10 per share).

           During November 2000, the Company issued 16,000 shares of its previously authorized but unissued common stock for cash of $1,600 or (0.10 per share).

           During November 2000, the Company issued 78,500 shares of its previously authorized but unissued common stock for services of $7,850 or (0.10 per share).

           During November 2000, the Company issued 130,000 shares of its previously authorized but unissued common stock for cash of $13,000 or (0.10 per share).

           During November 2000, the Company issued 30,000 shares of its previously authorized but unissued common stock for cash of $3,000 or (0.10 per share).

           During November 2000, the Company issued 50,000 shares of its previously authorized but unissued common stock for cash of $5,000 or (0.10 per share).

           During December 2000, the Company issued 190,000 shares of its previously authorized but unissued common stock for cash of $19,000 or (0.10 per share).

           During December 2000, the Company issued 110,000 shares of its previously authorized but unissued common stock for cash of $11,000 or (0.10 per share).

           During December 2000, the Company issued 10,000 shares of its previously authorized but unissued common stock for cash of $1,000 or (0.10 per share).

           During December 2000, the Company issued 43,500 shares of its previously authorized but unissued common stock for cash of $4,350 or (0.10 per share).

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 8 -   ISSUANCE OF STOCK (Continued)

           During December 2000, the Company issued 20,000 shares of its previously authorized but unissued common stock for cash of $1,080 or (0.054 per share).

           During December 2000, the Company issued 20,000 shares of its previously authorized but unissued common stock for cash of $1,080 or (0.054 per share).

           During December 2000, the Company issued 26,000 shares of its previously authorized but unissued common stock for cash of $1,404 or (0.054 per share).

           During December 2000, the Company issued 90,000 shares of its previously authorized but unissued common stock for cash of $4,860 or (0.054 per share).

           During December 2000, the Company issued 5,000 shares of its previously authorized but unissued common stock for cash of $270 or (0.054 per share).

           During December 2000, the Company issued 2,720,000 shares of its previously authorized but unissued common stock for services of $146,880 or (0.054 per share).

NOTE 9 -   COMMITMENTS AND CONTINGENCIES

            During November 1999, the Company entered into an agreement for website development. The agreement called for payment of $25,000 in installments of 50% due upon acceptance, 25% due on December 10, 1999 and 25% due upon acceptance of the completed project. The Company paid $12,500 toward this contract as of December 31, 1999, and negotiated to pay the balance in 2000. The balance of $12,500 was paid during 2000 upon completion of the project.

NOTE 10 -   LEASE COMMITMENT AND TOTAL RENTAL EXPENSE

            During 1999, the Company leased property under a noncancellable operating lease agreement which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common area operating expenses.

            The Company subleased a portion of the building to a related party company under a noncancellable agreement which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common area operating expenses. On June 30, 2000, the Company was released from this lease obligation and transferred this lease back to the leasor.

            The total rental expense included in the income statement for the year ended December 31, 2000 is $23,844 and the net rental expense, after deducting rental income of $23,844 from subleases is $0.

                           MLM WORLD NEWS TODAY, INC.
                    (Formerly Global-Link Enterprises, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 10 -   LEASE COMMITMENT AND TOTAL RENTAL EXPENSE (Continued)

            During 1999, the Company leased property under a noncancellable operating lease agreement which expires on September 30, 2009 and requires monthly rentals of $2,430, plus yearly increases, plus approximately $443 per month in common area operating expenses.

            The Company subleased a portion of the building to a another related party company under a noncancellable agreement which expires on September 30, 2009 and requires monthly rentals of $2,430, plus yearly increases, plus approximately $443 per month in common area operating expenses. On June 30, 2000, the Company was released from this lease obligation and transferred this lease back to the lessor.

            The total rental expense included in the income statement for the year ended December 31, 2000 is $14,580 and the net rental expense, after deducting rental income of $14,580 from subleases is $-0-.

NOTE 11 -   SUBSEQUENT EVENTS

            During February 2001, the Company engaged PMR and Associates, LLC to support the Company's business development and investor relation's needs.

            During February 2001, the Company entered into an agreement with EDUCO International Associates to provide business development and cultural integration into the Japanese market.

            During February 2001, the company authorized the issuance of 100,000 shares of its previously authorized but unissued common stock for services for $10,000 (or $0.10 per share).

            During February 2001, the Company granted 900,000 options for services at $0.25 per share with an expiration date of February 5, 2002.

            During February 2001, the Company authorized the issuance of 1,500,000 shares of previously authorized but unissued common stock for services for $150,000 (or $0.10 per share).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The flowing table sets forth certain information concerning each member of the Company's Board of Directors as of December 31, 2000.

----------------------------  -------  ------------  ------------------------------------
Name                             Age   Date Elected  Position
----------------------------  -------  ------------  ------------------------------------
James C. Frans                    52      10/18/00   Chairman of the Board of Directors
                                                     and Chief Executive Officer

Paul Harbison                     37      10/18/00   Chief Financial Officer and Director

Robert L. Schultz                 60      10/18/00   Vice President, Chief Operating
                                                     Officer and Director

        James C. Frans is a co-founder of our Company and has served as our Chairman of the Board of Directors since the inception of the Company. From our inception to present, Mr. Frans serves as its president and Chief Executive Officer. Mr. Frans has more than 30 years experience in creating, building and managing businesses, and professional sales organizations. His inherent ability to define and focus on creative solutions and overcoming obstacles has proven invaluable throughout his career. As such, Mr. Frans is no stranger to success. During his early career, he honed his leadership skills, which quickly gained him a reputation as a "can do" leader. This proved critical in building several successful sales and marketing organizations.

Early in his career, Mr. Frans was introduced to Network Marketing where he quickly recognized the potential for success in Multi-Level Marketing. Mr. Frans embarked on building successful organizations with industry giants such as NuSkin, Herbal Life and Excel Communications. It was during his involvement in this environment that he became aware of the financial woes of countless individuals, both in and out of the Industry.

Recognizing the public's need for assistance in securing a more stable future, Mr. Frans co-founded Financial Help Centers, Inc. (FHCI). Under his tutelage, this sales and marketing organization too, successfully expanded throughout California. This company continues to grow today. The focus of the FHCI program is designed to decrease debt, increase income and help members stabilize their financial future. FHCI's unprecedented lifetime membership program, co-developed by Mr. Frans, has helped thousands of individuals and families eliminate credit and debt problems and regain their financial security.

With the challenge of building FHCI behind him, Mr. Frans' problem solving curiosity and creative expertise once again took hold. His most recent accomplishment focuses on what the company believes to be his most powerful innovation yet; a multi-level compensation plan that allows anyone to be successful, while contributing to the overall teams' welfare. This "Forced Matrix System" and "100% matching bonus" concept has helped propel several startup MLM companies to huge growth.

Mr. Frans' vast background in sales, marketing and management, coupled with his creative talent and tenacious drive, provide MLM World News Today with the leadership and creative management to assure success.

Paul A. Harbison is a co-founder of our Company and is a member of our Board of Directors. Mr. Harbison is Chief Financial Officer of MLM World News Today, is a native of San Diego with over 18 years experience in finance, sales, marketing and management. Mr. Harbison completed his formal education at San Diego State University, where he majored in Business Administration with emphasis in finance. After leaving San Diego State, Mr. Harbison pursued a career in communications. He specialized in streamlining internal communications for prominent corporations such as Sony, QualComm and SAIC. His expertise includes business management in radio paging, two-way radio, cellular and long-distance service based companies.

While involved with the Communications Industry, Mr. Harbison was introduced to Excel telecommunications where he became intrigued with the power of Network Marketing. Mr. Harbison's fascination with the technical aspect of Multi-Level Marketing quickly led him to the realization of severe inequities within many MLM company compensation plans. His technical expertise drove him to develop a plan that would provide greater equity for representatives. His co-creation of the innovative "Forced Matrix System" with a "100% matching bonus" incentive has become a model for the Industry and has been a major driving factor in the success of several Network Marketing companies.

In 1994, Mr. Harbison co-founded Financial Help Centers, Inc., where he is President and Chief Executive Officer. He recognized the need for an ally in taking control of the financial future of individuals and families. As President of FHCI, the organization prospered and rapidly expanded throughout the State of California. FHCI provides enhanced services designed to decrease debt, increase income and help members stabilize their financial future. FHCI's unprecedented lifetime membership program, co-developed by Mr. Harbison, has helped thousands of individuals and families eliminate erroneous information from their credit profiles and regain their financial security.

Mr. Harbison's outstanding achievements within the fields of financial management, communications and Network Marketing, accompanied with his aggressive work ethic and people skills, imparts the stable and well balanced leadership necessary to direct the Company to a prosperous future.

Robert L. Schultz, Vice President and Chief Operating Officer came to MLM World News Today from Nevada where he served as District Sales Manager and Trainer for the Prudential Insurance Company. Mr. Schultz was responsible for recruiting and building one of the largest and most successful District Agency staffs in the country. During his tenure at Prudential, Mr. Schultz earned several sales, service, and management awards while maintaining a top producing organization. In addition, Mr. Schultz was responsible for training agents with several other insurance companies. Under the auspices of The Life Underwriters Training Counsel and General Agents Management Counsel, Mr. Schultz trained agents from New York Life, Metropolitan Life, Mass Mutual and several other multi-line companies. Prior to joining Prudential, Mr. Schultz, owned and managed several successful restaurants in Nevada and Hawaii. He and his wife Marcia also owned and managed a 260-seat fine dining restaurant in Minnesota. Mr. Schultz continues his business success at MLM World News Today, Inc. and has been instrumental in the successful day-to-day operations of the Company . Mr. Schultz's positive outlook, dedicated focus, and winning attitude have contributed greatly to the growth of the Company.


ITEM 10. EXECUTIVE COMPENSATION

                                                     Other
Name &                                               Annual      Restricted
Principal                       Salary      Bonus    Compen-        Stock      Options    LTIP
Position              Year      $           $        sation        Awards        (#)       SARs
------------------- -------  ---------     -------   -------     ----------    -------   ------
James C. Frans       2000    $      --         $--       $--      1,000,000
President and CEO    1999    $  10,610         $--       $--             --

Paul A. Harbison     2000    $      --         $--       $--      1,000,000
Treasurer and CFO    1999    $   6,650         $--       $--             --

Robert L. Schultz    2000    $  28,800         $--       $--        500,000
COO                  1999    $      --         $--       $--
------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major stockholders as well as those who own beneficially more than five percent of the Company's common stock:

Title of                                            Number of Shares   Percentage of Shares
Class        Name & Address                         Beneficially Owned Beneficially Owned(1)
------------ -------------------------------------  -----------------  --------------------
Common       James C. Frans(2)                             5,422,000                25.55%
             3633 Camni Del Rio South Suite 107
             San Diego, CA  92108

Common       Pau A. Harbision(3)                           5,422,000                25.55%
             3633 Camni Del Rio South Suite 107
             San Diego, CA  92108

Common       Robert L. Schultz(4)                            505,000                 2.38%
             3633 Camni Del Rio South Suite 107
             San Diego, CA  92108

             All directors and executive officers
                 as a group of (3 persons)(3)             11,349,000                53.47%

    (1) Number of shares beneficially owned is determined based on 21,224,207 shares outstanding as of April 12, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. To our knowledge, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as owned by them, subject to community property law where applicable and except as indicated in the other footnotes in this table.
    (2) Includes 5,422,000 shares held by Mr. Frans. On August 1, 2000, Mr. Frans received a personal loan of $50,000.00 from Mr. Ari Goldstein and put out 678,000 shares of the Company's stocks owned by Mr. Frans as collateral. The personal loan was due and payable on November 30, 2000. Mr. Goldstein had the ability to either be repaid or retained the shares. He chose to retain the shares. On March 1, 2001, Mr. Frans, signed certificates # 1026 for 678,000 shares to Mr. Goldstein to pay off the personal loan.
    (3) Includes 5,422,000 shares held by Mr. Harbison. On August 1, 2000, Mr. Harbison received a personal loan of $50,000.00 from Mr. Ari Goldstein and put out 678,000 shares of the Company's stocks owned by Mr. Harbison as collateral. The personal loan was due and payable on November 30, 2000. Mr. Goldstein had the ability to either be repaid or retained the shares. He chose to retain the shares. On March 1, 2001, Mr. Harbison signed certificates # 1028 for 678,000 shares to Mr. Goldstein to pay off the personal loan.
    (4)    Includes 505,000 shares held by Mr. Schultz.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         A related party loaned the Company $15,100 for web site development during November 1998. The note payable has a maturity date of November 24, 2001 and accrues interest at 10% per annum. At December 31, 1999, the unpaid principal balance was $95. Interest expense amounted to $32 at December 31, 1999. The balance due was paid in full during 2000.

         During 1999, a related party loaned the Company $8,856. The note has a maturity date of December 31, 2000 and accrues interest at 10% per annum, unsecured. At December 31, 1999, the unpaid principal balance was $6,893. Interest expense amounted to $49 at December 31, 1999. During 2000, an additional $330,624 was loaned to the Company. At December 31, 2000, the unpaid principal balance was $104,032. Interest expense amounted to $12,484 at December 31, 2000.

          During 1999, a related party loaned the Company $800. The note is due upon demand and accrues interest at 10% per annum, unsecured. At December 31, 1999, the unpaid principal balance was $800. Interest expense amounted to $28 at December 31, 1999. The balance due was paid in full during 2000.

          During 2000 and 1999, the Company paid $31,200 and $17,260, respectively, in consulting fees to related parties.


          During 2000 and 1999, the Company paid $32,142 and $31,153, respectively, in rent to a related party for its office space.

          During 2000 and 1999, the Company subleased two properties to related parties. The Company recorded $38,424 and 34,987, respectively, in rent income for the year (see Note 10). The lease was transferred to the lessor on June 30, 2000.


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

  (a)    Reports on Form 8-K

             None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MLM WORLD NEWS TODAY, INC.

Date: April 12, 2001                        /S/ James C. Frans
                                            ------------------
                                            By: James C. Frans
                                            Its: President


Date: April 12, 2001                        /S/ Robert L. Schultz
                                            ---------------------
                                            By: Robert L. Schultz
                                            Its: Secretary


Date: April 12, 2001                        /S/ Paul A. Harbison
                                            --------------------
                                            By: Paul A. Harbison
                                            Its: Chief Financial Officer