Form 10QSB
period 2001-03-31
MLM WORLD NEWS TODAY INC
filed 2001-05-21
CIK 1080398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Quarter ended March 31, 2001
Commission File Number 000-24109

MLM WORLD NEWS TODAY, INC.
(Formerly Global-Link Enterprises, Inc.)

(Exact name of registrant as specified in its charter)

NEVADA (State of Incorporation)	91-1937382 (I.R.S. Employer Identification No.)

3633 Camino Del Rio South Suite 107 San Diego, California 92108
(Address of Principal Executive Offices)        (Zip Code)

(619) 584-3100
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date.

      As of March 31, 2001, there were 21,485,207 shares of the registrant’s Common Stock, $0.01 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MLM WORLD NEWS TODAY, INC.
(Formerly Global-Link Enterprises, Inc.)
(a Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2001	2000

	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$—	$2,826

Inventories	19,906	14,820

Other	1,275	1,000

Total current assets	21,181	18,646

PROPERTY AND EQUIPMENT, NET (Note 6)	78,591	83,183

OTHER ASSETS

Website developments, net (Note 5)	116,963	97,455

Deposits	—	275

Total other assets	116,963	97,730

TOTAL ASSETS	$216,735	$199,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$29,706	$4,757

Accounts payable	38,319	40,830

Accrued liabilities	194,271	43,041

Note payable — related parties (Note 3)	78,770	146,730

Note payable (Note 4)	42,698	—

Total current liabilities	383,764	235,358

LONG-TERM LIABILITIES

Lease deposits payable — related party	—	—

Note payable — related parties (Note 3)	—	—

Total long-term liabilities	—	—

Total liabilities	383,764	235,358

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 5,000,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	—	—

Common stock, $0.001 par value, 100,000,000 shares authorized; 21,485,207 and 19,585,207 shares issued and outstanding, respectively	38,585	19,585

Additional paid-in capital	819,184	705,684

Deficit accumulated during the development stage	(1,024,798)	(761,068)

Total stockholders’ equity (Deficit)	(167,029)	(35,799)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	216,735	199,559

See accompanying notes to the financial statements.

MLM WORLD NEWS TODAY, INC.
(Formerly Global-Link Enterprises, Inc.)
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For three Months Ended		Year Ended
	March 31,		December 31,

	2001	2000	2000

REVENUE

Net revenue	$11,617	$—	$133,963

Cost of sales	929	801	14,563

Gross profit	10,688	(801)	119,400

OPERATING EXPENSES

General & administrative	258,856	73,328	781,502

Depreciation	12,033	232	15,789

Total operating expenses	270,889	73,560	797,291

OTHER INCOME (EXPENSE)

Interest expense	(3,529)	(2,197)	(17,113)

Other	—	—	116

Rental income	—	19,160	38,424

Total Other Income (Expense)	(3,529)	16,963	21,427

LOSS FROM OPERATIONS	(263,730)	(57,398)	(656,464)

INCOME TAX EXPENSE	—	—	—

NET LOSS	(263,730)	(57,398)	(656,464)

BASIS LOSS PER SHARE	(0.01)	(0.01)	(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING	20,025,207	11,268,507	12,675,388

See accompanying notes to the financial statements.

MLM WORLD NEWS TODAY, INC.
(Formerly Global-Link Enterprises, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		Year Ended
	March 31,		December 31,

	2001	2000	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(263,730)	$(57,398)	$(656,464)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	12,033	1,032	15,789

Stock issued for services	132,500	—	370,000

Changes in operating assets and liabilities:

(Increase) decrease in lease payments receivable	(5,085)	7,913	—

(Increase) decrease in inventory

(Increase) decrease in other assets	—	—	(4,621)

Increase (decrease) in accounts payable	(2,513)	(29,685)	(14,356)

Increase (decrease) in accrued liabilities	25,848	261	2,582

Increase (decrease) in payroll liabilities		5,085	39,353

Increase (decrease) in lease deposit payable	—	—	(3,957)

Net cash (Used) by Operating Activities	(100,947)	(72,792)	(251,674)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(855)	12,708	(89,572)

Website development costs incurred	(26,094)	—	(56,884)

Net cash (Used) by Investing Activities	(26,949)	12,708	(146,456)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in cash overdraft	24,950		1,260

Increase in investor deposits	125,382

Proceeds from the issuance of notes payable	—	—	11,885

Proceeds from the issuance of notes payable — related party		113,456	330,623

Payments on notes payable — related party		(19,011)	(231,553)

Payments on notes payable	(25,262)	(2,485)	(2,902)

Common stock issued for cash	—	—	291,643

Net cash Provided by Financing Activities	125,070	91,960	400,956

NET INCREASE (DECREASE) IN CASH	(2,826)	6,460	2,826

CASH AT BEGINNING OF PERIOD	2,826	(3,497)	—

CASH AT END OF PERIOD	—	2,963	2,826

CASH PAID FOR:

Interest	$1,936	$1,936	$13,474

Income taxes	$—	$—	$—

Common stock issued for services	132,500		370,000

See accompanying notes to the financial statements.

NOTES TO FINANCIAL STATEMENTS

MLM WORLD NEWS TODAY, INC.
(Formerly Global-Link Enterprises, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2000 and December 31, 1999

GENERAL

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring transactions) necessary to present fairly the Company’s consolidated financial position as of March 31, 2001 and 2000, the results of operations for the three month periods ended March 31, 2001 and 2000 and of cash flows for the three month periods ended March 31, 2001 and 2000.

      While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-KSB.

NOTE 1 — NATURE OF ORGANIZATION

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Accounting Method

The financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

b.	Basic Loss Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

	For the Three Months Ended
	March 31,

	2001	2000

Net (loss) (numerator)	$(263,730)	$(57,398)

Weighted average shares outstanding (denominator)	20,025,207	11,268,507

Basic loss per share	(0.01)	(0.01)

Fully diluted loss per share is not presented as there are no potentially dilutive items outstanding

c.	Use of Estimates

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.	Revenue Recognition Policy

The Company will develop its revenue recognition policies when planned principle operations commence. Costs of sales relate to the amortization of the web site development.

f.	Income Taxes

As of March 31, 2001, the Company had a net operating loss carryforward for federal income tax purposes of approximately $162,000 that may be used in future years to offset taxable income. The net operating loss carryforward will expire in 2020. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

NOTE 3 — RELATED PARTY TRANSACTIONS

Notes Payable

A related party loaned the Company $15,100 for web site development during November 1998. The note payable has a maturity date of November 24, 2001 and accrues interest at 10% per annum. At March 31, 2001, the unpaid principal balance was $95. Interest expense amounted to $2 and $17 at March 31, 2001 and 2000, respectively.

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

NOTE 4 — NOTES PAYABLE

On December 31, 1999, the Company borrowed $33,715. The note has a maturity date of December 31, 2000 and accrues interest at 12% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $31,231. Interest expense amounted to $987 at March 31, 2000.

NOTE 5 — WEB SITE DEVELOPMENT

The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The web site was placed in service in March 2000 and is being amortized over a period of 60 months on the straight-line basis. A total of $131,728 has been capitalized as of March 31, 2001. Amortization expense for the quarters ended March 31, 2001 and 2000, and the year ended December 31, 2000 was $6,586, $801, and $8,179 respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the

	March 31,	December 31,
	2001	2000

Office equipment	$22,579	$21,724

Software	25,509	25,509

Computer Equipment	43,839	43,839

Accumulated depreciation	(13,335)	(7,889)

	$78,592	$83,183

Depreciation expense for the three months ended March 31, 2001 and 2000, and for the year ended December 31, 2000 was $5,447, $510, and $7,610, respectively.

NOTE 7 — ISSUANCE OF STOCK

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

During March 2000, the Company issued 190,000 shares of its previously authorized but unissued common stock for cash of $19,000 or (0.10 per share).

During March 2000, the Company issued 110,000 shares of its previously authorized but unissued common stock for cash of $11,000 or (0.10 per share).

During March 2000, the Company issued 10,000 shares of its previously authorized but unissued common stock for cash of $1,000 or (0.10 per share).

During March 2000, the Company issued 43,500 shares of its previously authorized but unissued common stock for cash of $4,350 or (0.10 per share). During March 2000, the Company issued 20,000 shares of its previously authorized but unissued common stock for cash of $1,080 or (0.054 per share).

During March 2000, the Company issued 20,000 shares of its previously authorized but unissued common stock for cash of $1,080 or (0.054 per share).

During March 2001, the Company issued 26,000 shares of its previously authorized but unissued common stock for cash of $1,404 or (0.054 per share).

During March 2000, the Company issued 90,000 shares of its previously authorized but unissued common stock for cash of $4,860 or (0.054 per share).

During March 2000, the Company issued 5,000 shares of its previously authorized but unissued common stock for cash of $270 or (0.054 per share).

During March 2000, the Company issued 2,720,000 shares of its previously authorized but unissued common stock for services of $146,880 or (0.054 per share).

During March 2001, the Company issued 1,500,000 shares of its previously authorized but unissued common stock for services of $112,500 or (0.075 per share).

During February 2001, the Company issued 100,000 shares of its previously authorized but unissued common stock for services of $5,000 or (0.050 per share).

During February 2001, the Company issued 300,000 shares of its previously authorized but unissued common stock for services of $15,000 or (0.050 per share).

NOTE 8 — COMMITMENTS AND CONTINGENCIES

During November 1999, the Company entered into an agreement for web site development. The agreement called for payment of $25,000 in installments of 50% acceptance of the completed project. The Company paid $6,250 toward this contract during the three months ended March 31, 2001.

NOTE 9 — LEASE COMMITMENT AND TOTAL RENTAL EXPENSE

During 1999, the Company leased its corporate office under a noncancellable operating lease agreement which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common area operating expenses. The rental expense for the first quarter ended March 31, 2001 is $9298.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

      The Company’s revenues for the quarter ended March 31, 2001 consisted of $11,618. The Company’s total net sales for the quarter ended March 31, 2001 increased 100% over the Company’s net sales for the quarter ended March 31, 2000. These revenues were primarily generated from the purchase by Company Representatives of the “Representative Support Package.”

      The Company had a net loss of $263,730 for the quarter ended March 31, 2001 compared to the Company’s net loss of $57,398 for the quarter ended March 31, 2000. The increased in net loss for current quarter was primarily due to stock payment to certain employees and consultants and the Company continued effort on a Global Business Strategy with strategic priorities to increase value in it’s products and services.

      During the year ended March 31, 2001, the Company funded its operating losses by selling shares of its common stock to various investors and issuing common stock for services.

      TIER TWO of the Business Model, the “MLMWNT.COM Business Opportunity,” was pre-launched on September 12th 2000. This is a cutting edge vehicle that supports Net workers in marketing their individual Businesses, Products and Services to other entrepreneurs worldwide... while creating the security of yet another personal income.

During the pursuing months, the pre-launch of the Company’s “Business Opportunity” quickly grew, creating a tremendous amount of excitement, with individuals and Companies from around the world, joining the organization, both as Representatives and Members. The primary component of the “Business Opportunity” is the “Ultimate Business Tool Box.” The “Tool Box,” is made up of several proven Business tools, used by Network Marketers, and those involved in the SOHO (Small Office/Home Office) Business model, to enhance and build a more successful program. Key elements include a personalized Web Site, an Auto Responder System, a Global Advertising portal, and a recruiting and marketing program that can assure the success of anyone wishing to truly advance their business.

With over 220 Million Networkers worldwide, and well over 1175 Network Marketing Companies, the “Ultimate Business Tool Box” was designed to provide support for the marketing efforts of any entrepreneur, regardless of the product, service, or company affiliation. It is the goal of MLM World News Today, Inc. to unify and support the efforts of all Network Marketing Companies, creating a synergism that will enhance the entire industry and create a substantial revenue source for the Company.

Early in the year 2001, management began exploring the possibility of forming a new division of the Company, with the sole Mission of Marketing the “Ultimate Business Tool Box,” to the SO/HO market, with particular focus on the MLM and Network Marketing Industry. In mid May, 2001, the Company began the formation of e Worldnet, Inc., a wholly owned Division of MLM World News Today, Inc. This new Division is in the early stages of development, and is expected to be fully launched in late May of early June, 2001.

To aid in the successful operation of this new Division, MLM World News Today, Inc. management has undertaken a search for a team of high profile, and highly successful Network Marketing professionals to manage the Company. Several eminently qualified candidates have expressed a desire to enter into an agreement to fill these sensitive positions. Management is convinced that projected sales of the “Ultimate Business Tool Box,” will exceed projections.

The launch of this program is the first of several revenue generating initiatives the company will implement over the next twelve months.

Liquidity and Capital Resources:

The Company working capital is very limited. Management believes the need for additional capital going forward will be derived somewhat from the sale of services at their Website with major revenues generated through e-commerce arrangement with Affiliate programs, customizable co-branding of enhanced support services and the sales and marketing of MLM programs acquired or started by the Company.

      As of March 31, 2001, the Company does not have any available credit, bank financing or other external source of liquidity. Since the Company is in a development stage therefore, its operations have not been a source of liquidity. In order to obtain additional capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders and/or management of the Company.

      It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delay and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. The Company has formulated its business plans and strategies based on certain assumptions of the Company’s management regarding the size of the market for the service which the Company will be able to offer, the Company’s anticipated share of the market, and the estimated prices for and acceptance of the Company’s products. The Company continues to believe its business plan and the assumptions upon which they are based are valid. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time.

      The net sales and income growth during this development period are negligible due primarily to the focus of management on the on going development of the Corporation’s infrastructure. Management of the Company has been focused on the development, design and creation of what it believes are exciting and innovative solutions for individuals and companies who wish to capitalize on the tremendous power and growth of the Internet. MLM World News Today, Inc. has created an environment to support web site design and development; web site hosting; Domain name registration; Internet services as their own ISP; e-commerce; residential and small business communications; a Credit Restoration Service and real-time media content format via one of the Internet’s premier multilevel and Network Marketing news and information sites called “MLM World News Today” at www.mlmworldnewstoday.com and www.mmwnt.com.

      The Company is currently trading on the “Pink Sheets” or the OTC — BB under the symbol “MLMS.”

MEMBER LOYALTY

As an enticement to building Web Site loyalty, the Company will offer subscribers a variety of free services. Management of the Company believes that providing these free services is critical to the initial attraction of new subscribers. During this “Ramp-up” phase, utilization of the Site by subscribers will require only registration and not be assessed a user fee. This will allow the Company to begin building a substantial marketing database. Utilization of this marketing database will subsequently allow the company to leverage its member-developed content and attract an even larger audience of users. As a first time user becomes familiar with the site and increases their visit frequency, the Company believes it will have an enhanced ability to take advantage of the word-of-mouth advertising inherent in the Network Marketing Industry to expand it’s subscriber base. Management is convinced that this will exponentially perpetuate the growth of the site and thereby increase direct revenues as well as e-commerce shared revenues.

SUBSCRIBER DEVELOPED CONTENT

A great deal of the News and information content of the Company’s web site will be developed by the users on a voluntary basis for the benefit of all users of the site. As a result, the Company believes that it will be able to avoid the majority of costs associated with this kind of content development. To assure quality content, professional newswriters and editors have been engaged to support the buildup of compelling content.

ATTRACTIVE MARKETING PLATFORM

The Company believes that its free services and extensive offerings will create high volumes of traffic, enabling the Company to cost effectively promote their MLM organization along with products and services on the Company’s web site. The Company also expects to be able to collect and provide valuable demographics information and affinity based member segmentation during registration. This will increase the Company’s ability to target marketing campaigns. Further the Company believes that the potential diversity of Internet groups among its members will create potential cross marketing thereby building a broader range of products and services, resulting in a correspondingly broader range of consumers.

Realization of significant revenues generated by the Company’s products and services during the Fiscal year ending December 31, 2000 is vital to its plan of operation. To this end management is currently focused on the development of the Companies MLM content-oriented Web Site and related services noted above.

As a result of the foregoing initiatives and focus, management of the Company believes that the complete spectrum of services offered by MLM World News Today, Inc. will provide a new opportunity for the Company to increase the effectiveness of it’s marketing campaigns. The cost of marketing over the Internet is dramatically lower than those of traditional marketing techniques. MLM World News Today, Inc. is singularly focused in the development of the infrastructure required to bring the Company to a position of providing this full range of Internet services for their subscribers.

CAUTIONARY FORWARD — LOOKING STATEMENT

      Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

      We have a history of losses and accumulated deficit and this trend of losses may continue in the near future. For the period January 1, 2001 to March 31, 2001 we incurred a net loss of $263,730. For the fiscal year ended December 31, 2000 we had a net loss of $656,464. At March 31, 2001 our accumulated deficit was $1,024,798. Our ability to obtain and sustain profitability will depend, in part, upon the successful development and marketing of our existing products and technologies and the successful and timely introduction of new products.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

      None

Item 2. Changes In Securities.

      Not Required.

Item 3. Defaults Upon Senior Securities.

      Not Required.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit 27 — Financial Data Schedule

(b)	Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MLM WORLD NEWS TODAY, INC.

Date: May 18, 2001	/s/ James C. Frans By: James C. Frans Its: President

Date: May 18, 2001	/s/ Robert L. Schultz By: Robert L. Schultz Its: Secretary

Date: May 18, 2001	/s/ Paul A. Harbison By: Paul A. Harbison Its: Chief Financial Officer