Form 10QSB
period 2001-06-30
MLM WORLD NEWS TODAY INC
filed 2001-08-20
CIK 1080398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Quarter ended June 30, 2001
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

     As of July 30, 2001, there were 27,418,507 shares of the registrant’s Common Stock, $0.01 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MLM WORLD NEWS TODAY, INC.
(Formerly Global-Link Enterprises, Inc.)
(a Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$12	$2,826

Inventories	$26,971	$14,820

Total current assets	26,983	17,646

PROPERTY AND EQUIPMENT, NET (Note 6)	76,903	83,183

OTHER ASSETS

Website developments, net (Note 5)	110,337	97,455

Travel Advance	1,000	1,000

Deposits	275	275

Total other assets	111,612	98,730

TOTAL ASSETS	$215,498	$199,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

bank overdraft	$15,928	$4,757

Accounts payable	58,570	40,830

Accrued liabilities	92,069	43,041

Total current liabilities	166,567	88,628

LONG-TERM LIABILITIES

Lease deposits payable — related party

Note payable — related parties (Note 3)	169,452	146,730

Total long-term liabilities	169,452	146,730

Total liabilities	336,019	235,358

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 5,000,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	—	—

Common stock, $0.001 par value, 100,000,000 shares authorized; 27,168,207 and 19,585,207 shares issued and outstanding, respectively	27,168	19,585

Additional paid-in capital	1,199,201	705,684

Deficit accumulated during the development stage	(1,346,890)	(761,068)

Total stockholders’ equity (Deficit)	(120,521)	(35,799)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	215,498	199,559

See accompanying notes to the financial statements.

MLM WORLD NEWS TODAY, INC.
(Formerly Global-Link Enterprises, Inc.)
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the		For the
	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

REVENUE

Net revenue	$23,590	$—	$11,972	$—

Sales, net	1,901	2,438	972	1,637

Cost of Sales	21,689	(2,438)	11,000	(1,637)

OPERATING EXPENSES

General & administrative	583,363	178,492	320,988	104,714

Depreciation	24,260	3,783	12,227	3,551

Total operating expenses	607,623	182,275	333,215	108,265

LOSS FROM OPERATIONS	(585,934)	(184,713)	(322,215)	(109,902)

OTHER INCOME (EXPENSE)

Interest income	3	(6,648)	3	(4,451)

Other	110	19,610	110	—

Total Other Income (Expense)	113	12,962	113	(4,451)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(585,821)	(171,751)	(322,102)	(114,353)

BASIS LOSS PER SHARE	(0.03)	(0.02)	(0.01)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	23,376,707	11,268,507	24,326,707	11,268,507

See accompanying notes to the financial statements

MLM WORLD NEWS TODAY, INC.
(Formerly Global-Link Enterprises, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the		For the
	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	(585,822)	$(171,751)	(322,102)	(114,353)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	24,260	4,584	12,272	3,552

Stock issued for services	312,000	—	180,000

Changes in operating assets and liabilities:

(Increase) in notes receivable		(679)		(679)

(Increase) decrease in Inventories	(12,151)		(7,065)

receivable		7,913

(Increase) decrease in deposits		—

Increase (decrease) in accounts payable	28,911	16,790	(2,824)	46,475

Increase (decrease) in accrued interest	7,060	4,712	3,530	4,451

Increase (decrease) in payroll liabilities	30,170	9,618	16,675	4,533

Increase (decrease) in deposits	11,800	—	(113,600)	—

Net cash (Used) by Operating Activities	(495,772)	(128,813)	(233,114)	(56,021)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(4,812)	(13,128)	(3,957)	(420)

Website development costs incurred	(26,050)		—	—

Net cash (Used) by Investing Activities	(30,862)	(13,128)	(3,957)	(420)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of notes payable		11,885		11,885

Proceeds from the issuance of notes payable -	22,721

related party		179,546	47,983	66,090

Payments on notes payable — related party		(40,507)		(21,496)

payments on notes payable		(3,900)		(1,415)

Common stock issued for cash	189,100	—	189,100	—

Net cash Provided by Financing Activities	523,821	147,024	237,083	55,064

NET INCREASE (DECREASE) IN CASH	(2,814)	5,083	12	(1,377)

CASH AT BEGINNING OF PERIOD	2,826	(3,497)	—	2,963

CASH AT END OF PERIOD	$12	$1,586	$12	$1,586

Stock issued for services	$312,000		$180,000

NOTES TO FINANCIAL STATEMENTS

MLM WORLD NEWS TODAY, INC.
(Formerly Global-Link Enterprises, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

GENERAL

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring transactions) necessary to present fairly the Company’s consolidated financial position as of June 30, 2001 and 2000, the results of operations for the six and three month periods ended June 30, 2001 and 2000 and of cash flows for the six and three month periods ended June 30, 2001 and 2000.

     While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-KSB.

NOTE 1 — NATURE OF ORGANIZATION

The financial statements presented are those of MLM World News Today, Inc. (Global-Link Enterprises, Inc., A development stage company) (“the Company”). The Company was organized under the laws of the State of Nevada on November 20, 1998. The Company was organized to develop a multi-level marketing resource web site to offer web site hosting and development services as well as a news portal for the multi-level marketing community.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Loss Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net (loss) (numerator)	$(585,822)	$(171,751)	$(322,102)	$(114,353)

Weighted average shares outstanding (denominator)	23,376,707	11,268,507	24,326,707	11,268,507

Basic loss per share	(0.03)	(0.02)	(0.01)	(0.01)

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

f. Income Taxes

As of June 30, 2001, the Company had a net operating loss carry forward for federal income tax purposes of approximately $276,000 that may be used in future years to offset taxable income. The net operating loss carry forward will expire in 2020. Year to date the company continues to operate at a loss. If a loss is sustained for the current year-end, this loss carry-forward will expire in 2021. The tax benefit of the cumulative carry forwards has been offset by a valuation allowance of the same amount.

g. Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 — RELATED PARTY TRANSACTIONS

Notes Payable

A related party loaned the Company $15,100 for web site development during November 1998. The note payable has a maturity date of November 24, 2001 and accrues interest at 10% per annum. At June 30, 2001 the loan amount was paid in full.

During the six months ended June 30, 2001, a party loaned the Company additional $29,563.00. The amount is due upon demand and accrues interest at 10% per annum, unsecured. At June 30, 2001, the unpaid principal balance on these amounts was $108,333.00. Interest expense amounted to $4,498.00 at June 30, 2001.

NOTE 4 — NOTES PAYABLE

On December 31, 1999, the Company borrowed $33,715 from United Capital Finance. The note has a maturity date of December 31, 2001 and accrues interest at 12% per annum, unsecured. At June 30, 2001, the unpaid principal balance was $42,700. Interest expense amounted to $2,562.00 at June 30, 2001.

NOTE 5 — WEB SITE DEVELOPMENT

The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The web site was placed in service in March 2000 and is being amortized over a period of 60 months on the straight-line basis. A total of $131,684.00 has been capitalized at June 30, 2001. Accumulated Amortization expense amounted to $21,347.00 at June 30, 2001.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method. Property and equipment consisted of the following at:

	June 30,	December 31,
	2001	2000

Office equipment	$22,579	$21,724

Software	25,509	25,509

Computer equipment	47,796	43,839

Accumulated depreciation	(18,981)	(7,889)

	$76,903	$83,183

Depreciation expense for the three months ended June 30, 2001 and for the year ended December 31, 2000 was $5,645.00 and $7,610.00, respectively.

NOTE 7 — ISSUANCE OF STOCK

The company has regularly issued stock in exchange for cash, and certain necessary services. For the quarter ended June 30, 2001 5,683,000 additional shares were issued, of which 3,593,000 were for cash and 1,800,000 for services, valued at $179,650.00 and $180,000 ($.05 and $.10 per share) respectively. During June 30, 2001 quarter, the Company also issued 290,000 shares of its common stock to investors who paid the Company from last quarter. These funds were recorded as investor deposits for the quarter ended March 31, 2001. Stock issued for service is recognized as operating expenses in the period issued.

NOTE 8 — LEASE COMMITMENT AND TOTAL RENTAL EXPENSE

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

Results of Operations:

     In its second quarter operating period ended June 30, 2001, the Company incurred a net loss of $322,102.00 compared to $114,353.00 during the same period in 2000. The increased in loss was due to the dedication of the human resources of the Company in the building of the infrastructure and the alliances required to implement the initiative set forth by management in their marketing plan. During this quarter, the Company issued 1,800,000 shares of its common stock to new Sales Directors as an incentive for joining the Company. These shares were valued at $.10 per share and the Company has booked the value of these shares as other expenses in the statement of operation. The Company has generated $11,972.00 revenue compared to $0.00 during the same period in 2000.

     On March 13, 2000, the Company began limited operation of its Internet portal www.mlmwnt.com . The Company initiated a stealth launch providing limited services to its subscribers consisting of the News and information phase of development only. The compelling Web Site is a FREE to subscribe real-time global news and information source focusing on providing coverage of breaking news, scheduled events, in-depth analysis, editorial content and original reporting relative to the Newwork Marketing Industry. It is the goal of MLM World News Today to provide the highest quality news and information to the industry by fostering the development of information with truth and honesty and a commitment to service in journalism through leadership and integrity.

     To attract subscribers, the Company has developed a vast database of information consisting of facts about over 1,000 Companies worldwide who are engaged in the Network marketing industry. By providing these free services to its subscribers, the Company is confident that it can harvest a meaningful user database of useful marketing information to promote the Company’s revenue generating services due for launch in early second quarter.

Liquidity and Capital Resources:

     The Company working capital is very limited. During the quarter ended June 30, 2001, the Company funded its operating losses by issuing 3,593,000 shares of its common stock at $.05 per share for the total amount of $179,650.00 and with a loan from a related party. (Note 3)

     As of June 30, 2001, the Company does not have any available credit, bank financing or other external source of liquidity. Since the Company is in a development stage therefore, its operations have not been a source of liquidity. In order to obtain additional capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders and/or management of the Company.

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

     We have a history of losses and accumulated deficit and this trend of losses may continue in the near future. For the period January 1, 2001 to June 30, 2001 we incurred a net loss of $ 585,822.00. For the fiscal year ended December 31, 2000 The Company had a net loss of $656,464.00. At June 30, 2001 our accumulated deficit was $1,346,890.00. Our ability to obtain and sustain profitability will depend, in part, upon the successful development and marketing of our existing products and technologies and the successful and timely introduction of new products.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     On May 22, 2001, Boss Manufacturing, Inc., an informational packaging manufacturer, alleged that the Company has not been fulfilling its contractual obligations. A Civil Case No. 010904012 was file in The Third Judicial District Court for Salt Lake County State of Utah. The Company filed its responses to the complaints and believes that these matters will be resolved prior to going to trial.

     On May 21, 2001, two employees and a consultant filed complaints against the Company for wrongful terminations. Case No. GICK67752 was filed in the Superior Court for the State of California for the County of San Diego. The Company has filed responses to these complaints and a trial is set for August 24, 2001. The Company believes that the trial will be resolved in the Company’s favor.

Item 2. Changes In Securities.

     Not Required.

Item 3. Defaults Upon Senior Securities.

     Not Required.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

              None

     (b)  Reports on Form 8-K

              None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2001	MLM WORLD NEWS TODAY, INC. /S/ James C. Frans By: James C. Frans Its: President

Date: August 19, 2001	/S/ Paul A. Harbison By: Paul A. Harbison Its: Chief Financial Officer