Form 10QSB
period 2001-09-30
MLM WORLD NEWS TODAY INC
filed 2001-11-20
CIK 1080398

8


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB
         Quarterly Report Under Section 13 or 15 (d) of
                 Securities Exchange Act of 1934


              For Quarter ended September 30, 2001
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

     As  of October 31, 2001, there were 37,843,207 shares of the
registrant's   Common  Stock,  $0.01  par   value,   issued   and
outstanding.



-PAGE-



                 PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                     MLM WORLD NEWS TODAY, INC.
              (Formerly Global-Link Enterprises, Inc.)
                   (a Development Stage Company)
                           Balance Sheets

                                          September 30,     December 31,
                                             2001             2000
                                          (Unaudited)
                                         --------------   ------------
                               ASSETS
CURRENT ASSETS
Cash                                        $     1,395    $   2,826
Inventories                                 $    23,899    $  14,820

                                                      -
    Total current assets                         25,294       17,646
PROPERTY AND EQUIPMENT, NET (Note 6)             79,198       83,183
                                            -----------   ----------
OTHER ASSETS
Website developments, net (Note 5)              103,755       97,455

Travel Advance                                    1,000        1,000
 Deposits                                           670          275
   Total other assets                           105,425       98,730
   TOTAL ASSETS                             $   209,916    $ 199,559
                                            ===========   ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft                              $     8,963    $   4,757
Accounts payable                                 62,771       40,830
Accrued liabilities                             255,657       43,041

                                                                   -
   Total current liabilities                    327,391       88,628
LONG-TERM LIABILITIES                       -----------   ----------
Lease deposits payable - related
party
Note payable - related parties                  202,862      146,730
(Note 3 and 4)
   Total long-term liabilities                  202,862
                                                             146,730
   Total liabilities                            530,253      235,358
COMMITMENTS AND CONTINGENCIES                ----------   ----------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par
value, 5,000,000 shares
authorized;
 -0- and -0- shares issued and
outstanding, respectively                             -            -
Common stock, $0.001 par value,
100,000,000 shares authorized;
 37,843,207 and 19,585,207 shares
issued and outstanding,
 respectively                                    37,768       19,585
Additional paid-in capital                    2,004,851      705,684
Deficit accumulated during the               (2,362,956)    (761,068)
development stage
   Total stockholders' equity                  (320,337)     (35,799)
(Deficit)                                    ----------   -----------
   TOTAL LIABILITIES AND                        209,916      199,559
STOCKHOLDERS' EQUITY (DEFICIT)               ==========   ===========



     See accompanying notes to the financial statements



-PAGE-



                 MLM WORLD NEWS TODAY, INC.
          (Formerly Global-Link Enterprises, Inc.)
                (a Development Stage Company)
                   Statements of Operations
                         (Unaudited)

                                 For the              For the
                            Nine Months Ended    Three Months Ended
                              September 30,         September 30,
                               2001     2000        2001     2000
                         ---------- --------- ---------- ----------
REVENUE
Net revenue                       $        $           $        $
                            307,021   42,159     283,431   42,159
 Cost of Sales                4,973    1,703       3,072    1,703
 Gross Profit               302,048   40,456     280,359   40,456

OPERATING EXPENSES
General & administrative  1,855,836  324,150   1,279,532  143,220
Depreciation                 36,486   11,500      12,227    7,717
     Total operating      1,892,322  335,650   1,291,759  150,937
expenses
LOSS FROM OPERATIONS    (1,590,275) (295,194) (1,011,400) (110,481)


OTHER INCOME (EXPENSE)
Interest income            (11,724)  (12,714)     (4,667)   (6,066)
(expense)
Other                          110    19,610                  -
     Total Other Income    (11,614)    6,896      (4,667)   (6,066)
(Expense)
INCOME TAX EXPENSE               -         -           -         -

NET LOSS                (1,601,888) (288,298) (1,016,067) (116,547)
                        ========== ========== ========== ==========

BASIS LOSS PER SHARE         (0.06)    (0.03)      (0.03)    (0.01)
                        ========== ========== ========== ==========
WEIGHTED AVERAGE SHARES 24,852,537 11,425,277 30,069,294 12,916,605
OUTSTANDING             ========== ========== ========== ==========


    See accompanying notes to the financial statements



-PAGE-



                    MLM WORLD NEWS TODAY, INC.
             (Formerly Global-Link Enterprises, Inc.)
                   (a Development Stage Company)
                      Statements of Cash Flows
                            (Unaudited)

                                         For the               For the
                                    Nine Months Ended     Three Months Ended
                                       September 30,       September 30,
                                    2001       2000         2001   2000
                              ----------  -----------  ---------  ----------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss                     (1,601,888)  $ (288,298) (1,016,066)  (116,547)

 Adjustments to reconcile
net loss to net cash
   used in operating
activities:
Depreciation and                 36,486       11,500      12,226      7,717
amortization
Stock issued for services     1,128,250       31,875     816,250     31,875
Changes in operating assets
and liabilities:
(Increase) in notes
receivable
(Increase) decrease in                       (27,467)               (27,467)
prepaid expense
(Increase) decrease in           (9,079)     (18,427)      3,072    (18,427)
Inventories
(Increase) decrease in lease                   7,913
payment receivable
(Increase) decrease in                         6,112                  6,112
deposits
Increase (decrease) in           26,148      (28,648)     (2,763)   (45,438)
accounts payable
Increase (decrease) in
accrued interest
Increase (decrease) in          212,616       66,768     163,588     52,316
accrued liabilities
Increase (decrease) in cash                   (3,497)                     -
overdraft
   Net cash (Used) by          (207,467)    (242,169)    (23,693)  (109,859)
Operating Activities          ----------  -----------  ----------  ---------

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of property and        (12,751)     (74,067)    (7,939)    (60,939)
equipment
Increase in Deposits               (395)                   (395)
Website development costs       (26,050)     (16,045)               (16,045)
incurred                      ----------  -----------  ----------  ---------
   Net cash (Used) by           (39,196)     (90,112)    (8,334)    (76,984)
Investing Activities          ----------  -----------  ----------  ---------

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from the issuance                    11,885
of notes payable
Proceeds from the issuance
of notes payable -
          related party          56,132      203,004     33,410      23,458
Payments on notes payable -                  (43,307)                (2,800)
related party
payments on notes payable                     (3,900)
Commont stock issued for        189,100      169,000                169,000
cash                          ----------  -----------  ----------  ---------
  Net cash Provided by          245,232      336,682     33,410     189,658
Financing Activities          ----------  -----------  ----------  ---------

NET INCREASE (DECRREASE) IN      (1,431)       4,401      1,383       2,815
CASH

CASH AT BEGINNING OF PERIOD        2,826      (3,497)        12       1,586
                              ----------  -----------  ----------  ---------
CASH AT END OF PERIOD                  $           $          $           $
                                   1,395         904      1,395       4,401
                              ==========  ===========  ==========  =========
Stock issued for services              $           $          $           $
                               1,128,250      31,875    816,250      31,875
                              ==========  ===========  ==========  =========

        See accompanying notes to the financial statements.



-PAGE-



                  NOTES TO FINANCIAL STATEMENTS

                   MLM WORLD NEWS TODAY, INC.
            (Formerly Global-Link Enterprises, Inc.)
                  (A Development Stage Company)
                Notes to the Financial Statements
GENERAL

           In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring transactions) necessary to present fairly the Company's consolidated financial position as of September 30, 2001 and 2000, the results of operations for the nine and three month periods ended September 30, 2001 and 2000 and of cash flows for the nine and three month periods ended September 30, 2001 and 2000.

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

        b.  Basic Loss Per Share

        The basic loss per share was determined by dividing the operating loss for the period by the average shares outstanding for the same period, which was as follows:


                    For the Nine Months      For the Three
                           Ended              Months Ended
                       September 30,         September 30,
                          2001       2000        2001      2000
                    ----------  ---------  ----------  --------
Net (loss)                   $          $           $         $
(numerator)         (1,601,888)  (171,751) (1,016,067) (114,353)


Weighted average
shares outstanding
(denominator)
                    24,852,537  11,425,277 30,069,294 12,916,605
                    ----------  ---------- ---------- ----------

Basic loss per
share                   (0.06)      (0.02)     (0.03)     (0.01)
                    ==========  ==========  =========  =========




-PAGE-



       Fully diluted loss per share is not presented as there are no potentially dilutive items outstanding

c.  Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and shareholder equity at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

       f.  Income Taxes

       As of September 30, 2001, the Company had a net operating loss carry forward for federal income tax purposes of approximately $276,000 that may be used in future years to offset taxable income. The net operating loss carry forward will expire in 2020. Year to date the company continues to operate at a loss. If a loss is sustained for the current year-end, this loss carry-forward will expire in 2021. The tax benefit of the cumulative carry forwards has been offset by a valuation allowance of the same amount.

       g.  Unaudited Financial Statements

       The  accompanying  unaudited financial statements  include
       all   of  the  adjustments,  which,  in  the  opinion   of
       management,  are necessary for a fair presentation.   Such
       adjustments are of a normal recurring nature.

NOTE 3 -   RELATED PARTY TRANSACTIONS

       Notes Payable

       During the nine months ended September 30, 2001, a related party loaned the Company additional $56,132. The amount is due upon demand and accrues interest at 10% per annum, unsecured. At September 30, 2001, the unpaid principal balance on these amounts was $160,163. Interest expense amounted to $7,883 at September 30, 2001.

NOTE 4 -   NOTES PAYABLE

       On December 31, 1999, the Company borrowed $33,715 from United Capital Finance. The note has a maturity date of December 31, 2001 and accrues interest at 12% per annum, unsecured. At September 30, 2001, the unpaid principal balance was $42,698. Interest expense amounted to $3,843 at September 30, 2001.



-PAGE-



NOTE 5 -   WEB SITE DEVELOPMENT

       The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The web site was placed in service in March 2000 and is being amortized over a period of 60 months on the straight-line basis. A total of $131,684.00 has been capitalized at September 30, 2001. Accumulated Amortization expense amounted to $27,929 at September 30, 2001.

NOTE 6 -   PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method. Property and equipment consisted of the following at:


                              September 30,        December 31,
                                   2001              2000
                              ---------         ---------
        Office equipment              $                 $
                                 25,579            21,724
        Software
                                 25,621            25,509
        Computer equipment
                                 52,623            43,839
        Accumulated
        depreciation            (24,625)           (7,889)
                              ---------         ---------
                                      $                 $
                                 79,198            83,183
                              =========         =========

        Depreciation expense for the nine months ended September 30, 2001 and for the year ended December 31, 2000 was $16,736 and $7,610.00, respectively.

NOTE 7 -    ISSUANCE OF STOCK

        The company has regularly issued stock in exchange for cash, and certain necessary services. For the quarter ended September 30, 2001 10,600,000 additional shares were issued for services, valued at $816,250. Stock issued for service is recognized as operating expenses in the period issued.

NOTE 8 -    LEASE COMMITMENT AND TOTAL RENTAL EXPENSE

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



-PAGE-



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

      In its third quarter operating period ended September 30, 2001, the Company incurred a net loss of $1,016,067.00 compared to $116,547.00 during the same period in 2000. The increased in loss is due to the issuance of stock for service performed by employees and consultants. During this quarter, the Company issued total 10,600,000 shares of its common stock to the Company employees and consultants. These shares were valued at $.07 to $.10 per share and the Company has booked $816,250.00 to other expenses in the statement of operation. The Company has generated $283,431.00 revenue compared to $42,159.00 during the same period in 2000.

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

Liquidity and Capital Resources:

     The Company working capital is very limited. During the quarter ended September 30, 2001, the Company funded its operating losses by issuing 10,600,000 shares of its common stock to its employees and consultants for services and a loan from a related party. (Note 3)

        As of September 30, 2001, the Company does not have any available credit, bank financing or other external source of liquidity. Since the Company is in a development stage therefore, its operations have not been a source of liquidity. In order to obtain additional capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders and/or management of the Company.

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



-PAGE-



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



-PAGE-



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



-PAGE-



                    PART II - OTHER INFORMATION

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

      On May 21, 2001, two employees and a consultant filed complaints against the Company for wrongful terminations. Case No. GICK67752 was filed in the Superior Court for the State of California for the County of San Diego. The Company filed responses to these complaints, a trial was set for August 24, 2001 but has rescheduled for April 2002.

Item 2. Changes In Securities.

     Not Required.

Item 3. Defaults Upon Senior Securities.

     Not Required.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

   (a)      Exhibits

         None

   (b)       Reports on Form 8-K

         None




-PAGE-




                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MLM WORLD NEWS TODAY, INC.

Date: November 20, 2001            /S/ James C. Frans
                              By:  James C. Frans
                              Its:   President


Date: November 20, 2001            /S/ Paul A. Harbison
                              By:  Paul A. Harbison
                              Its:   Chief Financial Officer






-PAGE-