Form 10KSB
period 2001-12-31
MLM WORLD NEWS TODAY INC
filed 2002-04-16
CIK 1080398

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         Form 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2001

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

    For the Transition Period from __________ to

Commission File Number 000-26139


                   MLM WORLD NEWS TODAY, INC.
            (formerly GLOBAL-LINK ENTERPRISES, INC.)
         (Name of small business issuer in its charter)

            Nevada                         91-1937382
(State or other jurisdiction of  (I.R.S. employer identification
incorporation or organization)               number)

  6370 Lusk Blvd., Suite F103                 92121
         San Diego, CA
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (858) 362-3695

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class        Name of each exchange on which
                                           registered





Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
                        (Title of class)


                        (Title of class)



PAGE-1-



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues for its most recent  fiscal  year.
$72,140

As of December 31, 2001, there were 37,767,507 shares of the Company's common stock outstanding and the aggregate market value of such shares held by non-affiliates (based on the closing sale price of such shares on the OTCBBr on April 12,
2002) was approximately $226,919.10.

             DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
Yes [   ] No [X]

                 FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of the Company's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, MLMS' actual results may differ materially from those indicated by the forward-looking statements.

The  key  factors that are not within the Company's  control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

PART I

ITEM 1.  BUSINESS.

A.     Business Development and Summary

(1)  Business Overview

MLM World News Today, Inc., a Nevada corporation, hereinafter referred to as the "Company," was originally incorporated under the name Global-Link Enterprises, Inc., in the state of Nevada on November 20, 1998. On September 29, 1999 the Company was notified by the NASD of its approval to trade OTCBBr. The first trade of the Company's stock took place in early November, 1999 under the symbol GLLE. On February 4, 2000 the Company requested a Certificate of Name Change with the State of Nevada to "MLM World News Today, Inc. " which was granted April 7, 2000. The Company's new trading symbol was then changed to "MLMS."



PAGE-2-



The Company is a developmental stage company engaged in providing business support systems to those involved in the Network Marketing Industry. On March 13, 2000, the Company launched it's Web site, "MLM World News Today" (the "Site") at www.mlmwnt.com. A primary objective of this initial undertaking is designed to attract "Members" from around the world, via the Internet. This is accomplished by providing Members with "Free" access to compelling, news, headlines, and editorial content relating to the Network Marketing Industry.

(2)  Principal Services, Products and Principal Markets

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

The Company's fee services are distributed worldwide primarily through the "Network Marketing" method of distribution, in which products and/or services are sold to consumers outside traditional retail store channels. The "Representative" system is intended to facilitate the timely distribution of products and/or Services to the consumer, and to establish uniform practices regarding the use of these products/and or services, and the administrative arrangements with MLM World News Today, Inc., such as order entering, paying and recruiting, and training of Representatives. The Company's products and services are sold under the "Network Marketing" method is sold directly to customers and representatives throughout the world. Representatives and Associates are granted the right to market the Company's products and/or Services using non-traditional retail methods, primarily through word of mouth. The vast majority of the Company's Representative system is composed of Representatives, Associates and Regional Sales Directors, who are independent contractors and not employees of MLM World News Today, Inc.

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

(3)  Distribution Methods of Products and Services



PAGE-3-



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

(4)  Industry Background and Current Status

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



PAGE-4-



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

(8)  Regulation

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

(9)  Effect of Existing or Probable Government Regulations

Although we plan on obtaining all required federal and state permits, licenses, there can be no assurance that our operations and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

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



PAGE-5-



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

(12)  Employees

The Company presently has 29 full time and part time employees. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

The Company also has Agreements with several Independent Contractors who are engaged in the Development, Management, and Promotion of the Company's business. In addition, the Company has entered into performance-based contracts with 60 Network Marketing Professionals whose primary assignment is to promote and market the Company's Business Opportunity and services.

C.     Reports to Security Holdings

(1)  Annual reports

The Company files annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission. Investors may read and copy any reports, statements or other information on file at the Commission's public reference room in Washington, D.C.
Investors can request copies of those documents, upon payment of a duplicating fee, by writing to the Commission.

(2)  Periodic reports with the SEC

As of the date of this Registration Statement, the Company filed periodic reports with the SEC and intend to continue to file periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

(3)  Availability of filings

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.  PROPERTIES

The  Company's  corporate headquarters are located  at  6320
Lusk  Blvd.,  Suite F103, San Diego, CA 92121.   The  office
space consists of approximately 2,400 square feet.



PAGE-6-



The Company believes that this arrangement is suitable given the its current operations, and also believe that it will not need to lease additional administrative offices and/ or research facilities for the next 24 months. There are currently no proposed programs for the renovation, improvement or development of the facilities currently being utilized by the Company.

ITEM 3.  LEGAL PROCEEDINGS

On May 22, 2001, Boss Manufacturing, Inc., an informational packaging manufacturer, alleged that the Company has not been fulfilling its contractual obligations. A Civil Case No. 010904012 was filed in The Third Judicial District Court for Salt Lake County State of Utah. The Company filed its responses to the complaints and believes that these matters will be resolved prior to going to trial.

On May 21, 2001, two employees and a consultant filed complaints against the Company for wrongful terminations. Case No. GICK67752 was filed in the Superior Court for the State of California for the County of San Diego. The Company filed responses to these complaints, a trial was set for August 24, 2001 but has rescheduled for April 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.








PAGE-7-




                           PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

A.  Market information

The common stock of the Company is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol "MLMS." The following table sets forth the monthly high and low prices for the Company's common stock on the OTCBB(R) at the end of each quarter of 2001:

      Quarter Ended    High     Low
     ---------------------------------
     March 30, 2001    $0.06   $0.06

     June 29, 2001     $0.07   $0.07

     September 28,    $0.055  $0.055
     2001

     December 31,      $0.04   $0.04
     2001

OTCBB(R)  quotations  of MLMS' Common Stock  reflect  inter-
dealer   prices,  without  retail  mark-ups,  markdowns   or
commissions,  and  may  not  necessarily  represent   actual
transactions.

B.  Holders

As  of the date of this statement, we had approximately  196 holders of record of our common stock.

C.  Dividends

  We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain earnings, if any, to support the development of the Company's business and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

D.    Securities  authorized  for  issuance   under   equity
compensation plans

  Not applicable.



ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
OPERATION

                   FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-SB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:



PAGE-8-



  1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;

  2.   Our ability to generate customer demand for our services;

  3.   The intensity of competition; and

  4.   General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As the Company has not registered its securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to the Company.

Results of Operations:

In its third quarter operating period ended September 30, 2001, the Company incurred a net loss of $1,016,067.00 compared to $116,547.00 during the same period in 2000. The increased in loss is due to the issuance of stock for service performed by employees and consultants. During this quarter, the Company issued a total of 10,600,000 shares of its common stock to the Company employees and consultants. These shares were valued at $0.07 to $0.10 per share and the Company has booked $816,250.00 to other expenses in the statements of operations. The Company has generated $283,431.00 in revenues compared to $42,159.00 during the same period in 2000.

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



PAGE-9-



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

The Company is currently trading on the OTCBB under the symbol
"MLMS."

ITEM 7.  FINANCIAL STATEMENTS





PAGE-10-







                   MLM World News Today, Inc.

                  Audited Financial Statements

             Years ended December 31, 2001 and 2000

                   MLM WORLD NEWS TODAY, INC.
            (Formerly Global-Link Enterprises, Inc.)
                      FINANCIAL STATEMENTS








PAGE-11-F1



                            CONTENTS


Independent Auditor's Report                                    3

Balance Sheet                                                   4

Statements Of Operations                                        6

Statements Of Cash Flows                                        7

Statements Of Stockholders' Equity                              8
(Deficit)

Notes To Financial Statements:                                  9









PAGE-12-F2



                  INDEPENDENT AUDITORS' REPORT


To the Stockholders of
MLM World News Today, Inc.
(Formerly Global-Link Enterprises, Inc.)
San Diego, California


I have audited the accompanying balance sheet of MLM World News Today, Inc. (formerly Global-Link Enterprises, Inc.) as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MLM World News Today, Inc. (formerly Global-Link Enterprises, Inc.) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses and has a working capital deficit of $320,605, which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



Andrew M. Smith CPA
Long Beach, Ca
April 5, 2002



PAGE-13-F3



                   MLM WORLD NEWS TODAY, INC.
            (Formerly Global-Link Enterprises, Inc.)
                          Balance Sheet
                   December 31, 2001 and 2000


                             Assets

                                   2001     2000
Current Assets
 Cash and cash equivalents       $     40  $ 2,826

 Accounts receivable, net of            -        -
allowance for
 Inventories
                                    1,734   14,820
     Total Current Assets        -----------------
                                    1,774   17,646
                                 -----------------

Property, Plant, and Equipment
 Net of Accumulated Depreciation
(Note 5)                           74,308   83,183

Other Assets
 Website, net
                                   97,168   97,455
 Deposits
                                      275      275
 Advances receivable
                                    1,345    1,000
                                 -----------------
   Total Assets                         $        $
                                  174,870  199,559
                                 =================







PAGE-14-F4



                   MLM WORLD NEWS TODAY, INC.
            (Formerly Global-Link Enterprises, Inc.)
                          Balance Sheet
                   December 31, 2001 and 2000

               Liabilities and Stockholders Equity

Current Liabilities
 Cash Defecit                          $          $
                                  16,150      4,757
 Accounts Payable
                                 127,786     40,830
 Accrued liabilities
                                  60,318     43,041
 Deposits
                                 118,126
                               ---------------------
   Total Currrent Liabilities
                                 322,379     88,628

Loans payable - related
parties                          271,643    146,730
                               ---------------------


Commitments and contingencies
(Notes 6,7,9,10,
 11 and 14)

 Total Liabilities
                                 594,022    235,358


Stockholders' Equity
 Common Stock (100,000,000
shares authorized, par value      37,768     19,585
$0.001, 37,768,000 and
19,585,207 shares issued and
outstanding) (Note 2)
 Additional Paid in Capital
                               2,004,851    705,684
 Accumulated defecit
                              (2,461,771)  (761,068)
                               ---------------------

     Total Equity
                               (419,152)   (35,799)
                               ---------------------
    Total Liabilities and              $          $
Equity                           174,870    199,559
                               =====================







PAGE-15-F5



                   MLM WORLD NEWS TODAY, INC.
            (Formerly Global-Link Enterprises, Inc.)
                     Statement of Operations
             Years ended December 31, 2001 and 2000




                                2001     2000

Revenues                             $         $
                                72,140   133,963

Cost of Goods Sold
                                30,647    14,563
                              -------------------
     Gross Margin
                                41,493   119,400

Operating Expenses

     General and
     administrative          1,682,641   781,502

     Depreciation and
     amortization               48,519    15,789
                              -------------------
     Total Operating Expenses
                             1,731,160   797,291.00
                              -------------------

Other Income (Expense)

     Interest Expense
                               (11,727)  (17,113)

     Rent Income
                                          38,424
     Other Income                  691       116

     Total Other Income        (11,036)   21,427
     (Expense)                -------------------

Net Income                                     $
                           $(1,700,703) (656,464)
                             ====================

Basic and Diluted Loss per           $         $
Share                           (0.06)    (0.05)

Weighted Average Number of
Shares Outstanding         27,962,200  12,675,388
                             ====================



PAGE-16-F6



                   MLM WORLD NEWS TODAY, INC.
            (Formerly Global-Link Enterprises, Inc.)
                     Statement of Cash Flows
              Year ended December 31, 2001 and 2000

                                       2001       2000
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income                                           $
                                   $(1,700,703)  (656,464)

   Adjustments to reconcile net
income to net cash
   provided by operating
activities
   Depreciation and amortization        48,519
                                                   15,789
   Stock issued for service          1,118,100
                                                  370,000
Changes in operating assets and
liabilities
     (Increase) decrease in
     Short term receivables
                                         (345)
     Inventories                        13,086
     Other current assets
                                                  (4,621)

     Increase(decrease) in
     Accounts payable
                                        86,956   (14,356)
     Accrued liabilities
                                        17,277      2,582
     Lease deposit payable
                                       118,126    (3,957)
     Payroll liabilities
                                                   39,353
                                   -----------------------
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES          (298,985)  (251,674)

CASH FLOWS FROM INVESTING
ACTIVITIES

    Acquisition of Fixed Assets       (13,308)
                                                 (89,572)
    Wevsite development costs         (26,050)
incurred                                         (56,884)
      NET CASH USED FOR             ----------------------
      INVESTING ACTIVITIES            (39,358)  (146,456)

CASH FLOWS FROM FINANCING
ACTIVITIES
    Increase (decrease) in cash         11,393
overdraft                                           1,260
    Proceeds from issuance of
notes payable                                      11,885
    Proceeds from issuance of          124,914
related party notes                               330,623
    Payment on notes payable
                                                  (2,902)
    Payment on related party notes
                                                (231,553)
    Common stock issued for cash       199,250
                                                  291,643
      NET CASH PROVIDED BY          ----------------------
      FINANCING ACTIVITIES             335,557    400,956

Increase (Decrease) in Cash
                                       (2,786)      2,826
    CASH AT BEGINNING OF PERIOD
                                         2,826          -
                                    ----------------------
    CASH AT END OF PERIOD                    $          $
                                            40      2,826
                                    ======================



PAGE-17-F7



                   MLM WORLD NEWS TODAY, INC.
            (Formerly Global-Link Enterprises, Inc.)
                Statement of Stockholders' Equity
              Year ended December 31, 2001 and 2000


                        Common Stock     Paid in   Accumulated
                       Shares   Amount   Capital   Defecit       Total
                     ---------------------------------------------------

Balance December    11,268,507 $ 11,269  $ 52,357  $(104,604)  $(40,978)
31, 1999

Proceeds from sale   3,079,000    3,079   288,564               291,643
of stock

Common stock issued  5,237,000    5,237   364,763               370,000
for services

Net loss for the
year                                                (656,464)  (656,464)
                     ---------------------------------------------------

Balance December 31,
2000                19,584,507 $ 19,585 $ 705,684 $ (761,068) $ (35,799)


Net Income/(Loss)
                                                  (1,700,703)(1,700,703)


Proceeds from sale   3,883,000    3,883   195,367               199,250
of stock

Common stock issued 14,300,000   14,300 1,103,800             1,118,100
for services         ----------------------------------------------------

                    37,767,507  $37,768 $2,004,851 $(2,461,771) (419,152)
                     ====================================================





PAGE-17-F7



                   MLM WORLD NEWS TODAY, INC.
            (Formerly Global-Link Enterprises, Inc.)
                Notes to the Financial Statements
                   December 31, 2001 and 2000

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

     b.  Basic Loss Per Share
       The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                            For the Years Ended
                                               December 31,
                                            -------------------
                                          2001                  2000
                                         ------                ------
Net (loss) (numerator)               $ (1,700,703)        $ (656,464)

Weighted average shares outstanding    27,962,200         12,675,388
(denominator)

Basic loss per share                       $(0.06)            $(0.01)

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



PAGE-19-F9



                   MLM WORLD NEWS TODAY, INC.
            (Formerly Global-Link Enterprises, Inc.)
                Notes to the Financial Statements
                   December 31, 2001 and 2000



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e.  Revenue Recognition Policy

     The Company recognizes revenue when services are performed or products are delivered.

     f.  Income Taxes

     At December 31, 2001, the Company had net operating loss carry-forwards of approximately $2,461,771 that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

     g.  Inventory

     Inventory consists of finished goods recorded at the lower of cost or market on a first in, first out basis.
     Inventories as of December 31, 2001 were written off.

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

     The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-



PAGE-20-F10



                   MLM WORLD NEWS TODAY, INC.
            (Formerly Global-Link Enterprises, Inc.)
                Notes to the Financial Statements
                   December 31, 2001 and 2000

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       recognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and  reclassification of collateral  and  for  disclosures relating to secured transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

       The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

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



PAGE-21-F11



                   MLM WORLD NEWS TODAY, INC.
            (Formerly Global-Link Enterprises, Inc.)
                Notes to the Financial Statements
                   December 31, 2001 and 2000


NOTE 4 -  RELATED PARTY TRANSACTIONS

     Loans Payable

       During  2001,  an additional $124,913 was  loaned  to  the
       Company by officers and directors.  At December 31,  2000,
       the  unpaid  principal balance was  $271,643.   The  loans
       are to be repaid with interest of 10 percent.

       During  2001  and  2000,  the  Company  paid  $28,750  and
       $31,200, respectively, in consulting fees to related parties.

       During  2000,  the  Company paid $32,142   in  rent  to  a
       related party for its office space. No rents were paid in 2001.

       During  2000,  the  Company subleased  two  properties  to
       related  parties.  The Company recorded $34,987   in  rent
       income  for  the  year  (see  Note  10).   The  lease  was
       transferred to the lessor on June 30, 2000.

NOTE 5 -  NOTES PAYABLE

       On December 31 1999, the Company borrowed $33,715. The note has a maturity date of December 31, 2000 and accrues interest at 12% per annum, unsecured. During 2000, an additional $11,885 was borrowed. At December 31, 2000, the unpaid principal balance was $42,698. Interest expense amounted to $11,727 and $4,629 at December 31, 2001 and 2000 respectively. The notes were repaid during 2001.

NOTE 6 -  WEB SITE DEVELOPMENT

       The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The website is amortized over a period of 60 months, beginning March 1, 2000 on the straight-line basis:


                                            December 31,
                                         2001         2000
                                        ------       ------
                  Website            $ 131,684    $ 105,634
                  Amortization          34,515       (8,179)
                                        ------       ------
                                      $ 97,169     $ 97,455
                                        ======       ======

       Amortization for the years ended December 31, 2001 and 2000 was $26,337 and $8,179, respectively.



PAGE-22-F12



                   MLM WORLD NEWS TODAY, INC.
            (Formerly Global-Link Enterprises, Inc.)
                Notes to the Financial Statements
                   December 31, 2001 and 2000


NOTE 7 -  PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets, primarily from three to seven years. Property and equipment consisted of the following at December 31, 2001:


                                                   December 31,
                                                 2001           2000
                                                ------         ------
Office equipment                              $ 25,579       $ 21,724
Accumulated depreciation - office equipment     (5,721)        (1,205)
Software                                        25,670         25,509
Accumulated depreciation - software            (12,141)        (3,638)
Computer equipment                              53,131         43,839
Accumulated depreciation - computer equipment  (12,210)        (3,046)
                                               --------       --------
                                              $ 74,308        $83,183
                                               ========       ========

       Depreciation expense for the years ended December 31, 2001 and 2000 was $22,182 and $7,610, respectively.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

        During November 1999, the Company entered into an agreement for website development. The agreement called for payment of $25,000 in installments of 50% due upon acceptance, 25% due on December 10, 1999 and 25% due upon acceptance of the completed project. The Company paid $12,500 toward this contract as of December 31, 1999, and negotiated to pay the balance in 2000. The balance of $12,500 was paid during 2000 upon completion of the project. During 2001 and additional $26,050 was incurred.

NOTE 9 -  LEASE COMMITMENT AND TOTAL RENTAL EXPENSE

        During 2000, the Company leased property under a non-cancelable operating lease agreement which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common area operating expenses.

        The Company subleased a portion of the building to a related party company under a non-cancelable agreement which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common area operating expenses. On



PAGE-23-F13



                   MLM WORLD NEWS TODAY, INC.
            (Formerly Global-Link Enterprises, Inc.)
                Notes to the Financial Statements
                   December 31, 2001 and 2000

        June  30, 2000, the Company was released from this  lease
        obligation  and  transferred  this  lease  back  to   the
        lessor.

        The   total   rental  expense  included  in  the   income
        statement for the year ended December 31, 2000 is $23,844 and the net rental expense, after deducting rental income of $23,844 from subleases is $0.

        The Company subleased a portion of the building to a another related party company under a non-cancelable agreement which expires on September 30, 2009 and requires monthly rentals of $2,430, plus yearly increases, plus approximately $443 per month in common area operating expenses. On June 30, 2000, the Company was released from this lease obligation and transferred this lease back to the lessor.

        The   total   rental  expense  included  in  the   income
        statement for the year ended December 31, 2000 is $14,580 and the net rental expense, after deducting rental income of $14,580 from subleases is $-0-.

NOTE 10 -  CONTRACTS AND AGREEMENTS

        During  February  2001,  the  Company  engaged  PMR   and
        Associates,   LLC  to  support  the  Company's   business
        development and investor relation's needs.

        During  February  2001,  the  Company  entered  into   an
        agreement with EDUCO International Associates to provide business development and cultural integration into the Japanese market.

        During   February  2001,  the  company   authorized   the
        issuance of 100,000 shares of its previously authorized but un-issued common stock for services for $10,000 (or
        $0.10 per share).

        During   February  2001,  the  Company  granted   900,000
        options   for  services  at  $0.25  per  share  with   an
        expiration date of February 5, 2002.

        During   February  2001,  the  Company   authorized   the
        issuance of 1,500,000 shares of previously authorized but un-issued common stock for services for $150,000 (or
        $0.10 per share).



PAGE-24-F14




                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects the Company's executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Directors and executive officer are as follows:

 Name of    Age          Principal Occupation           Director
 Nominee                                                Since (1)
------------------------------------------------------------------
   Ron      42  President and CEO of MLM World News    September
 Touchard       Today, Inc.                            11, 2001

 Paul A.    37  Treasurer, CFO and Director of MLM   November 20,
 Harbison       World News Today, Inc.                   1998

Robert L.   61  Vice President and COO of MLM World  November 30,
 Schultz        News Today, Inc.                         1999

Footnotes:
      (1) Directors hold office for one year or until a successor or successors are elected and appointed.

Ron Touchard, President and CEO - Mr. Touchard has over 20 years of marketing experience, has built several Network Marketing organizations, and has been the Master Distributor for several Network Marketing companies. During this time, Mr. Touchard has conducted marketing seminars, developed audio training courses and training manuals sold on infomercials, and has been featured on the cover of magazines associated with the Home Based Business and Network Marketing Industry. Most recently, he was involved with marketing products associated with the Internet for both FutureNet International and Pricenet USA.Com, a public company where he served on the Board of Directors. Mr. Touchard is currently the CEO and President of MLM World News Today, Inc. and CEO and President of its solely owned subsidiary, eWorldnet, Inc., and sits on the Board of Directors of both companies.

Paul A. Harbison, CFO - Mr. Harbison has over 18 years experience in finance, sales, marketing and management. Mr. Harbison completed his formal education at San Diego State University, where he majored in Business Administration with emphasis in finance. Upon leaving San Diego State, Mr. Harbison pursued a career in communications. He specialized in streamlining internal communications for corporations such as Sony, QualComm and SAIC. His expertise includes business management in radio paging, two-way radio, cellular and long-distance service based companies.

While involved in the Communications Industry, Mr. Harbison was introduced to Excel Telecommunications where he developed an interest in Network Marketing. Mr. Harbison developed a plan to provide greater equity for representatives of multi-level marketing companies. He co-created the "Forced Matrix System" with a "100% matching bonus" incentive, which has become a model for the industry.

Robert L. Schultz, Vice President and COO - Mr. Schultz serves on the Board of Directors of the Company as Secretary. Mr. Schultz has been with MLM World News Today, Inc. from its early beginnings and is an experienced direct selling executive. During his career, he has held key positions, including marketing, research and development, customer service and planning. Mr. Schultz has more than 35 years of experience in owning and managing businesses.

Prior to joining MLM World News Today, Inc., Mr. Schultz was with the Prudential Insurance Company, where he served as District Sales Manager for the Prudential. Mr. Schultz was responsible for recruiting and building the District Agency staff. During his tenure at Prudential, Mr. Schultz earned several sales, service, and management awards. Mr. Schultz was also responsible for training agents of several other insurance companies. Under the auspices of The Life Underwriters Training Counsel and General Agents Management Counsel, Mr. Schultz was responsible for training agents from New York Life, Metropolitan Life, Mass Mutual and several other multi-line companies.

Prior to joining Prudential, Mr. Schultz was engaged in the hospitality Industry where he owned and managed several restaurants in Nevada and Hawaii. Mr. Schultz also produced and coordinated special events, including corporate sponsored Super Bowl functions. He and his wife Marcia also owned and managed a 260-seat fine dining restaurant in Minnesota.



PAGE-25-



Number of Directors

MLMS' Bylaws authorize the Board to fix the number of directors serving on the Board. Since November of 1998, the number of directors has been fixed at three. Each director holds office until the annual meeting of stockholders following the initial election or appointment of that director and until that director's successor has been duly elected and qualified, or until that director's earlier resignation or removal. Officers are appointed to serve at the discretion of the Board.

Director Compensation

Board members are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board

Each employee of MLMS who is also a director of MLMS does not receive any additional compensation for his service on the Board.

Relationships Among Directors Or Executive Officers

None.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

ITEM 10.  EXECUTIVE COMPENSATION

The Company does not have employment agreements with its executive officers. The Company continues to have discussions with its attorneys to determine the appropriate terms needed for the creation of employment agreements for its officers. There has been no discussion with any of the Company's officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. The Company plans to have these agreements completed by the beginning of the next year. The Company has no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, all of the Company's executive officers have been drawing salaries since they were appointed to their positions.

                    Summary Compensation Table

                     Annual              Long-Term Compensation
                  Compensation
             ------------------          -------------------------------------
Name and     Year  Salary Bonus  Other   Restricted  Securities  LTIP     All
Principal            ($)   ($)   Annual    Stock     Underlying  Payouts Other
Position                         Compen-   Awards    Options(#)   ($)    Comp-
                                 sation     ($)                          ensa-
                                  ($)                                    tion
                                                                         ($)

Ron Touchard, 2001 $15,000  0      0   250,000           0         0      0
President
and CEO(1)

Paul A.       2001      $0  0      0  2,000,000          0         0      0
Harbison
   CFO        2000      $0  0      0  1,000,000          0         0      0

              1999  $6,650  0      0         0           0         0      0

Robert L.     2001      $0  0      0         0           0         0      0
Schultz
   COO        2000 $30,000  0      0   500,000           0         0      0

              1999       0  0      0         0           0         0      0



PAGE-26-



Employment Agreements

The Company does not have employment agreements.

Board Compensation

Members   of   the  board  of  directors  do  not  receive   cash
compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tables set forth the ownership, as of the date of this registration statement, of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5% of our outstanding common stock, its directors, and its executive officers and directors as a group. To the best of the Company's knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company.

          Name              Number of Shares       Percent of
                                 Owned         Outstanding Shares

 Ron Touchard, President        250,000              0.66%

  Paul A. Harbison, CFO        10,402,000            27.54%

 Robert L. Schultz, COO         505,000              1.34%

Officers and Directors as      11,157,000            29.54%
       a Group (3)

     James C. Frans,           10,402,000            27.54%
    beneficial owner

1)  The address of officers and directors in the table is c/o MLM
World News Today, Inc., 6370 Lusk Blvd, Suite F103, San Diego, CA
92121.

This table is based upon information derived from the Company's stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 37,767,507 shares of common stock outstanding as of December 31, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, $124,913 was loaned to the Company by officers and directors. At December 31, 2000, the unpaid principal balance was $271,643. The loans are to be repaid with interest of 10 percent.

During 2001 and 2000, the Company paid $28,750 and $31,200, respectively, in consulting fees to related parties.

During 2000, the Company paid $32,142 in rent to a related party for its office space. No rents were paid in 2001.

During 2000, the Company subleased two properties to related parties. The Company recorded $34,987 in rent income for the year. The lease was transferred to the lessor on June 30, 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

A  list  of exhibits required to be filed as part of this  Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.



PAGE-27-



                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MLM WORLD NEWS TODAY, INC.

Date:  April 12, 2002

By:          /s/ Ron Touchard
     Ron Touchard
     President and Director












PAGE-28-



                        INDEX TO EXHIBITS

Exhibit   Name and/or Identification of Exhibit
Number

  3       Articles of Incorporation & By-Laws
            (a)  Articles of Incorporation of the Company.*
            (b)  By-Laws of the Company.*

* Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.










PAGE-29-