Form 10QSB
period 2002-03-31
MLM WORLD NEWS TODAY INC
filed 2002-05-21
CIK 1080398

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO SECTION
                             13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-26139

                    MLM World News Today, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          91-1937382
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)                 No.)

  6370 Lusk Blvd., Suite F103                  92121
(Address of principal executive             (Zip Code)
           offices)

                          (858) 362-3695
       (Registrant's telephone number, including area code)

                  Global-Link Enterprises, Inc.
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                            37,768,000



PAGE-1-




                    MLM WORLD NEWS TODAY, INC.


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets                                                  3

Statements of Operations and Accumulated Deficit                5

Statements of Cash Flows                                        6

Item 2. Management's Discussion and Plan of Operation           7

PART II - OTHER INFORMATION

Item 6. Exhibits                                                9

SIGNATURES                                                      10




PAGE-2-




                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                    MLM World News Today, Inc.
                           Balance Sheet
                       As of March 31, 2002

                                           March 31,
                                             2002
ASSETS                                    ------------
Current assets:
     Checking/Savings                        $(1,997)
     Payroll                                 (15,594)
     Due from credit card                       1,734
                                          ------------
Total checking/savings                       (15,857)

Other current assets
     Advance Receivable                           345
     Travel Advance                             1,000
     Security Deposits                            275
                                          ------------
Total Other Current Assets                      1,620
                                          ------------
Total Current Assets                         (14,237)

Fixed assets
     Office Equipment
          Accumulated Depreciation            (5,721)
          Office Equipment - Other             25,579
     Total Office Equipment                    19,858
     Software
          Acc Depr Prism Software            (12,141)
          Software - Other                     27,255
                                          ------------
     Total Software                            15,114
     Computer Equipment
          Acc Depr Computer                  (10,018)
          Computer Equipment - Other           50,939
                                          ------------
     Total Computer Equipment                  40,921
                                          ------------
Total Fixed Assets                             75,893

Other Assets
     Web Site Development
          Acc Amortization - Web             (34,515)
          Tom, Web Site Deve.                  26,050
          Web Site Development - Other        105,634
                                          ------------
     Total Web Site Development                97,168
                                          ------------
Total Other Assets                             97,168
                                          ------------
TOTAL ASSETS                                  158,824
                                          ============
LIABILITIES & EQUITY



PAGE-3-




Liabilities
Current liabilities:
     Accounts payable                         127,786
                                          ------------
Total Accounts Payable                        127,786

Other Current Liabilities
     Rep. Dep. - Launch Party                     820
     Payables to EWN                           44,083
     Payroll Liabilities                      106,326
     Accrued Interest                          15,414
     Investor Deposits                         11,800
                                          ------------
Total Other Current Liabilities               178,444
                                          ------------
Total Current Liabilities                     306,229

Long Term Liabilities
     Notes Payable
          eWorldnet                            18,060
          James Frans                         158,043
          Paul Harbison                        60,432
          United Capital Financial             42,698
                                          ------------
     Total Notes Payable                      279,233
                                          ------------
Total Long Term Liabilities                   279,233
                                          ------------
Total Liabilities                             585,462

Equity
Common Stock                                   37,768
APIC                                        2,004,851
Retained Earnings                         (2,461,771)
Net Income                                    (7,486)
                                          ------------
Total Equity                                (426,638)
                                          ------------
TOTAL LIABILITES & EQUITY                     158,824




PAGE-4-


                    MLM World News Today, Inc.
                           Profit & Loss
                    January through March 2002

                                      Jan - Mar 02
                                      ------------
      Ordinary Income/Expense
           Income
                Lightyear                 492
      Commission
                My Tax Man                 10
                Bank Interest               -
                Other Income              324
                Opex Commission           260
           Total Income                 1,085
                                      ------------
      Gross Profit                      1,085

      Expense
           Bank Charges                 1,610
           Automotive Expense              85
           Office Supplies                 14
           Professional Fees
                Accounting              1,200
                Legal                   1,334
                                      ------------
           Total Professional Fees      2,534
           Payroll Expenses             3,113
           Telephone                      556
           Meals                           80
           Gas and Electric               150
           Employees Health               430
                                      ------------
      Total Expense                     8,571
                                      ------------
      Net Ordinary Income             (7,486)
                                      ------------
      Net Income                      (7,486)
                                      ============



PAGE-5-



                    MLM World News Today, Inc.
                      Statement of Cash Flows
                    January through March 2002

                                        Jan - Mar 02
                                        ------------
    OPERATING ACTIVITIES
         Net income                      (103,997)
         Adjustments to reconcile Net
    Income
         to net cash provided by
    operations:
              Accounts Payable              96,510
                                        ------------
    Net cash provided by Operating         (7,486)
    Activities

    INVESTING ACTIVITIES
         Software                          (1,585)
                                        ------------
    Net cash provided by Investing         (1,585)
    Activities

    FINANCING ACTIVITIES
         Notes payable - eWorldnet           (200)
         Notes payable - James Frans         2,725
         Notes payable - Paul Harbison       5,065
                                        ------------
    Net cash provided by Financing           7,590
    Activities                          ------------

    Net cash increase for period           (1,481)

    Cash at beginning of period           (14,376)
                                        ------------
    Cash at end of period                 (15,857)
                                        ============




PAGE-6-



       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Results of Operations

     In our first quarter operating period ended March 31, 2002 we incurred a net loss of $7,486. We generated $1,085 in revenues for the first quarter, which was primarily attributable to commissions. Our expenses totaled $8,571, which was due mainly to professional fees and payroll expenses.

     We provide limited services to our subscribers, consisting of news and information phase of development only. Our Web Site is FREE to subscribers with real-time global news and information source focusing on providing coverage of breaking news, scheduled events, in-depth analysis, editorial content and original reporting relative to the Network Marketing Industry. It is our goal to provide the highest quality news and information to the industry by fostering the development of information with truth and honesty and a commitment to service in journalism through leadership and integrity.

     To attract subscribers, we have developed a vast database of information consisting of facts about over 1,000 Companies worldwide who are engaged in the Network marketing industry. By providing these free services to our subscribers, we are confident that we can harvest a meaningful user database of useful marketing information to promote our revenue generating services due for launch in early second quarter.

Liquidity and Capital Resources

     As of March 31, 2002, we do not have any available credit, bank financing or other external source of liquidity. Since we are in a development stage, our operations have not been a source of liquidity. In order to obtain additional capital, we may need to sell additional shares of our common stock or borrow funds from private lenders and/or our management.

     It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delay and risks inherent in the establishment of a new business enterprise, many of which we cannot control. We have formulated our business plans and strategies based on certain assumptions of our management regarding the size of the market for the service which we will be able to offer, our anticipated share of the market, and the estimated prices for and acceptance of our products. We continue to believe in our business plan and that the assumptions upon which they are based are valid. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by us, nor are any such studies planned. Any future success that we might enjoy will depend upon many factors, including factors which may be beyond our control or which cannot be predicted at this time.



PAGE-7-



     The net sales and income growth during this development period are negligible due primarily to the focus of management on the on going development of our infrastructure. Our management has been focused on the development, design and creation of what it believes are exciting and innovative solutions for individuals and companies who wish to capitalize on the tremendous power and growth of the Internet. MLM World News Today, Inc. has created an environment to support web site design and development; web site hosting; Domain name registration; Internet services as their own ISP; e-commerce; residential and small business communications; a Credit Restoration Service and real-time media content format via one of the Internet's premier multilevel and Network Marketing news and information sites called "MLM World News Today" at www.mlmworldnewstoday.com and www.mmwnt.com.

     Our common stock is currently trading on the OTCBB under the symbol "MLMS."








PAGE-8-



                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws

             (a) Articles of Incorporation of the Company.
             Incorporated by reference to the exhibits to the Company's General Form For Registration Of
             Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

             (b) By-Laws of the Company. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.










 PAGE-9-



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                   MLM World News Today, Inc.
                          (Registrant)

By: /s/ Paul A. Harbison
-------------------------
Paul A. Harbison
President

  In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

     Signature               Title                  Date

/s/ Paul A. Harbison   President, CEO and       May 20, 2002
  Paul A. Harbison          Director

   /s/ Robert L.       Vice-President and       May 20, 2002
      Schultz                 COO
 Robert L. Schultz








PAGE-10-