Form 10QSB
period 2002-06-30
MLM WORLD NEWS TODAY INC
filed 2002-08-20
CIK 1080398

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO SECTION
                             13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

Or

[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-26139

                    MLM World News Today, Inc.
                -----------------------------------
      (Exact name of registrant as specified in its charter)

            Nevada                          91-1937382
         ------------                   ------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)                 No.)

  6370 Lusk Blvd., Suite F103                  92121
 ----------------------------                 -------
(Address of principal executive             (Zip Code)
           offices)

                          (858) 362-3695
                         ----------------
       (Registrant's telephone number, including area code)

                  Global-Link Enterprises, Inc.
                ----------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                            37,843,207



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












PAGE-2-



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                    MLM WORLD NEWS TODAY, INC.
             (Formerly Global-Link Enterprises, Inc.)
                   (a Development Stage Company)
                          Balance Sheets

                                           June 30,      December 31,
                                             2002           2001
                                          (Unaudited)
                                         -----------------------------
                             ASSETS
CURRENT ASSETS
     Cash                                         $-         $40
     Accounts receivable                           -           -
     Inventories                                   -      $1,734
          Total current assets                     0       1,774
PROPERTY AND EQUIPMENT, NET (Note 6)          52,351      74,308
OTHER ASSETS
     Website developments, net (Note 5)       97,168      97,168
     Travel Advance                            1,345       1,345
     Deposits                                    275         275
          Total other assets                  98,788      98,788
          TOTAL ASSETS                      $151,139    $174,870

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Bank overdraft                          $15,748     $16,150
     Accounts payable                        127,786     127,786
     Accrued liabilities                      60,318      60,317
     Deposits                                118,126     118,126
          Total current liabilities          321,978     322,379
LONG TERM LIABILITIES
     Lease deposits payable - related
party
     Note payable - related parties          279,329     271,643
(Note 3 and 4)
          Total long-term liabilities        279,329     271,643
          Total liabilities                  601,301     594,022
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.001 par value,
5,000,000 shares authorized;
     -0- and -0- shares issued and
outstanding, respectively
     Common stock, $0.001 par value,
100,000,000 shares authorized;
     37,843,207 and 19,585,207 shares
issued and outstanding,
     respectively                             37,768      37,768
     Additional paid-in capital            2,004,851   2,004,851
     Deficit accumulated during the       (2,492,781) (2,461,771)
development stage
          Total stockholders' equity       (450,162)   (419,152)
(Deficit)
TOTAL LIABILITES AND STOCKHOLDERS'           151,139     174,870
EQUITY (DEFICIT)


        See accompanying notes to the financial statements.




PAGE-3-



                    MLM WORLD NEWS TODAY, INC.
             (Formerly Global-Link Enterprises, Inc.)
                   (a Development Stage Company)
                     Statements of Operations
                            (Unaudtied)

                                       For the             For the
                                   Six Months Ended      Three Months
                                                            Ended
                                       June 30,            June 30,
                                      2002     2001      2002     2001
REVENUE
     Net revenue                    $1,285   $23,590      $200   $11,972
     Cost of Sales                       -     1,901         -       972
     Gross Profit                    1,285    21,689       200    11,000

OPERATING EXPENSES
     General & administrative        8,751   583,363       180   320,988
     Depreciation                   23,542    24,260    11,771    12,227
          Total operating           32,293   607,623    11,951   333,215
expenses
LOSS FROM OPERATIONS               (31,008) (585,934)  (11,751) (322,215)


OTHER INCOME (EXPENSE)
     Interest income (expense)           -         3         -         3
     Other                               -       110         -       110
          Total Other Income             -       113         -       113
(Expense)
INCOME TAX EXPENSE                       -         -         -         -

NET LOSS                           (31,008) (585,821)  (11,751) (322,102)


BASIC LOSS PER SHARE                (0.00)    (0.03)     (0.00)    (0.01)

WEIGHTED AVERAGE SHARES        23,376,707  23,376,707  24,326,707  24,326,707
OUTSTANDING


        See accompanying notes to the financial statements.







PAGE-4-



                    MLM WORLD NEWS TODAY, INC.
             (Formerly Global-Link Enterprises, Inc.)
                   (a Development Stage Company)
                     Statements of Cash Flows
                            (Unaudtied)

                                     For the             For the
                                 Six Months Ended      Three Months
                                                          Ended
                                     June 30,            June 30,
                                    2002      2001     2002     2001
CASH FLOWS FROM OPERATING
ACTIVITIES
     Net loss                     (31,008) $(585,821)  (11,751)  (322,102)

     Adjustments to reconcile
net loss to net cash
       used in operating
activities:
          Depreciation and         23,542   24,260      11,771     12,272
amortization
          Stock issued for              -  312,000                180,000
services
     Changes in operating
assets and liabilities:
          (Increase) in notes
receivable
          (Increase) decrease                3,495
in prepaid expense
          (Increase) decrease       1,734  (12,151)               (7,065)
in inventories
          (Increase) decrease
in lease payment receivable
          (Increase) decrease               11,800              (113,600)
in deposits
          Increase (decrease)           -   28,911                (2,824)
in accounts payable
          Increase (decrease)                7,060                 3,530
in accrued interest
          Increase (decrease)           -   30,170                16,675
in accrued liabilities
          Increase (decrease)       (403)  (3,497)     (1,844)         -
in cash overdraft
            Net cash (Used) by    (6,135) (183,773)    (1,824)  (233,114)
Operating Activities

CASH FLOWS FROM INVESTING
ACTIVITIES
     Purchase of property and     (1,585)  (4,812)          -     (3,957)
equipment
     Increase in Deposits               -                   -
     Website development costs          -  (26,050)
incurred
            Net cash (Used) by    (1,585)  (30,862)         -     (3,957)
Investing Activities

CASH FLOWS FROM FINANCING
ACTIVITIES
     Proceeds from the
issuance of notes payable
     Proceeds from the                      22,721
issuance of notes payable -
               related party        7,680                         47,983
     Payments on notes payable                           90
- related party
     payments on notes payable
     Common stock issued for               189,100               189,100
cash
            Net cash Provided       7,680  211,821         90    237,083
by Financing Activities

NET INCREASE (DECREASE) IN           (40)  (2,814)     (1,734)        12
CASH

CASH AT BEGINNING OF PERIOD           40    2,826       1,734          -

CASH AT END OF PERIOD                 $-      $12          $-        $12

     Stock issued for services            $312,000              $180,000


        See accompanying notes to the financial statements.




PAGE-5-



                   NOTES TO FINANCIAL STATEMENTS

                    MLM WORLD NEWS TODAY, INC.
             (Formerly Global-Link Enterprises, Inc.)
                   (A Development Stage Company)
                 Notes to the Financial Statements
GENERAL

           In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring transactions) necessary to present fairly the Company's consolidated financial position as of June 30, 2002 and 2001, the results of operations for the nine and three month periods ended June 30, 2002 and 2001 and of cash flows for the nine and three month periods ended June 30, 2002 and 2001.

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

        b.  Basic Loss Per Share

        The basic loss per share was determined by dividing the operating loss for the period by the average shares outstanding for the same period, which was as follows:


                                     For the             For the
                                 Six Months Ended      Three Months Ended
                                     June 30,            June 30,
                                 ----------------------------------------
                                  2002      2001        2002        2001
                                 ----------------------------------------
   Net (loss) (numerator)      $ (7,466)  $ (585,821)   $ 20   $ (322,102)

   Weighted average shares
   outstanding (denominator)  24,852,537  24,852,537  24,852,537  30,069,294

   Basic loss per share          (0.00)     (0.02)        0.00     (0.01)
                                ========   =========    ========   =======

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

       f.  Income Taxes



PAGE-6-



       As of June 30, 2002, the Company had a net operating loss carry forward for federal income tax purposes of approximately $276,000 that may be used in future years to offset taxable income. The net operating loss carry forward will expire in 2020. Year to date the company continues to operate at a loss. If a loss is sustained for the current year end, this loss carry-forward will expire in 2021. The tax benefit of the cumulative carry forwards has been offset by a valuation allowance of the same amount.

       g.  Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 -                 RELATED PARTY TRANSACTIONS

       Notes Payable

       The amount is due upon demand and accrues interest at 10% per annum, unsecured. At June 30, 2002, the unpaid principal balance on these amounts was $236,625. Interest expense amounted to $11,831 at June 30, 2002.

NOTE 4 -                 NOTES PAYABLE

       On December 31, 1999, the Company borrowed $33,715 from United Capital Finance. The note has a maturity date of December 31, 2001 and accrues interest at 12% per annum, unsecured. At June 30, 2002, the unpaid principal balance was $42,698.



NOTE 5 -                 WEB SITE DEVELOPMENT

       The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The web site was placed in service in March 2000 and is being amortized over a period of 60 months on the straight-line basis. A total of $131,684.00 has been capitalized at June 30, 2002. Accumulated Amortization expense amounted to $27,929 at June 30, 2002.

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


        Depreciation expense for the six months ended June 30, 2002 and for the year ended December 31, 2001 was $16,736 and $7,610.00, respectively.

NOTE 7 -    ISSUANCE OF STOCK

        The company has regularly issued stock in exchange for cash, and certain necessary services. For the quarter ended June 30, 2002 no such transactions occurred. Stock issued for service is recognized as operating expenses in the period issued.




PAGE-7-



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










PAGE-8-



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

Results of Operations

     In the period ended June 30, 2002 we incurred a net loss of $11,751. In comparison, we incurred a net loss of $322,102 in the year ago period, a narrowing of approximately 96%. This decrease can be mainly attributed to a decrease of 96% in our total expenses from $333,215, as of June 30, 2001, to $11,951 in the current quarter. However, we generated only $200 in revenues for the quarter ended June 30, 2002, versus $11,972 in the same period last year.

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



PAGE-9-



Liquidity and Capital Resources

     As of June 30, 2002, we do not have any available credit, bank financing or other external source of liquidity. Since we are in a development stage, our operations have not been a source of liquidity. In order to obtain additional capital, we may need to sell additional shares of our common stock or borrow funds from private lenders and/or our management.

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









PAGE-10


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











PAGE-11-



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                   MLM World News Today, Inc.
                          (Registrant)

By: /s/ Paul A. Harbison
------------------------
Paul A. Harbison
President

  In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

     Signature               Title                  Date

/s/ Paul A. Harbison   President, CEO and      August 20, 2002
--------------------       Director
  Paul A. Harbison

/s/ Robert L. Schultz   Vice-President and      August 20, 2002
---------------------       COO
 Robert L. Schultz












PAGE-12-