Form 10QSB
period 2002-09-30
PRESIDENTIAL AIR CORP
filed 2002-11-25
CIK 1080398

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO SECTION
                             13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

Or

[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-26139

                   Presidential Air Corporation
                ----------------------------------
      (Exact name of registrant as specified in its charter)

            Nevada                          91-1937382
         -------------                   ----------------
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)                 No.)

 4225 Executive Square, Suite 200             92037
     La Jolla, California
 ---------------------------------         -----------
(Address of principal executive            (Zip Code)
           offices)

                          (858) 552-0841
                         -----------------
       (Registrant's telephone number, including area code)

                    MLM World News Today, Inc.
                 --------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                   PRESIDENTIAL AIR CORPORATION


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                    3
Balance Sheets                                                  4
Statements of Operations and Accumulated Deficit                5
Statements of Cash Flows                                        6
Notes to Financial Statements                                   7
Item 2. Management's Discussion and Plan of Operation           11

PART II - OTHER INFORMATION

Item 6. Exhibits                                                12

SIGNATURES                                                      13

CERTIFICATION                                                   13

                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's annual report on Form 10-KSB previously filed with the Commission on April 16, 2002.

     The   accompanying  notes  are  an  integral  part  of   these
consolidated financial statements.

                   Presidential Air Corporation
                           Balance Sheet
                           September 30,
                            (Unaudited)

                             ASSETS
                                             2002       2001
Current Assets                             ----------  ----------
  Cash                                            $-         $40
  Accounts Receivable                              -           -
  Inventories                                      -       1,734
  Prepaid Expenses                             3,354       1,620
                                           ----------  ----------
    Total Current Assets                       3,354       3,394
                                           ----------  ----------
Property, Plant, and Equipment
  Net of Accumulated Depreciation (Note       53,131      74,308
6)

  Website Development Costs                   77,415      97,168
                                           ----------  ----------
    Total Assets                            $133,900    $174,870
                                           ==========  ==========

                     Liabilities and Equity

Current Liabilities
  Bank Overdraft                                 $52     $16,150
  Accounts Payable                           127,786     127,786
  Accrued Liabilities                        107,146      60,317
  Deposits                                         -     118,126
                                             234,984     322,379

Long Term Liabilities
  Note Payable - Related Parties (Note      $350,840     271,643
3, 4)

                                             350,840     271,643

Owners' equity
  Common Stock                                37,769      37,768
  Additional Paid in Capital               2,004,851   2,004,851
  Retained Earnings                       (2,494,543) (2,461,771)
                                           (451,924)   (419,152)
                                           ----------  ----------
    Total Liabilities and Equity            $133,900    $174,870
                                           ==========  ==========

     See Accountants Report and Notes to Financial Statements.

                   Presidential Air Corporation
                      Statement of Operations
                            (Unaudited)

                                  For the Nine       For the Three
                                  Months Ended        Months Ended
                                 September 30,        September 30,
                                 2002       2001     2002       2001

Revenues Net of Refunds        $ 9,738   $ 307,021   8,453     283,431

Cost of Sales                        -       4,973       -       3,072
                              -------------------------------------------
Gross Profit                     9,738     302,048   8,453     280,359

Operating Expenses
  General And Administrative    10,986   1,555,836   2,235   1,279,532

  Depreciation And              31,524      36,486   7,982      12,227
Amortization                  -------------------------------------------


    Total Operating Expenses    42,510   1,892,322  10,217   1,291,759
                              -------------------------------------------

  Income (Loss) from           (32,772) (1,590,274) (1,764) (1,011,400)
Operations
  Interest Expense                   -     (11,724)      -      (4,667)

  Other Income                       -         110       -           -
                              -------------------------------------------
  Income Before Taxes          (32,772) (1,601,888) (1,764) (1,016,067)

  Provision for Income Taxes         -           -       -           -
                              -------------------------------------------
    Net Income                $(32,772)$(1,601,888)$(1,764)$(1,016,067)
                              ===========================================

Basic Loss Per Share            $(0.00)     $(0.06) $(0.00)     $(0.03)

Weighted average shares     24,852,537  24,852,537 24,852,537  30,069,294
outstanding                   ===========================================






     See Accountants Report and Notes to Financial Statements.

                   Presidential Air Corporation
                     Statements of Cash Flows
                            (Unaudtied)

                                  For the Nine         For the Three
                                  Months Ended         Months Ended
                                 September 30,         September 30,
                                 2002        2001        2002       2001
Cash Flows From Operating
Activities

  Net Income/(Loss)           $(32,772)  $(1,601,888)  $(1,764)  $(1,016,067)


Adjustments to Reconcile Net
Income
to Net Cash Flows from
Operating Activities
  Depreciation And              31,524      36,486      29,332     12,226
Amortization
  (Increase) Decrease in             -           -           -          -
Accounts Receivable
  (Increase) Decrease in             -      (9,079)          -      3,072
Inventories
  Stock Issued for Service           -   1,128,250           -    816,250

  Increase (Decrease) in             -           -      (1,733)         -
Prepaid Expenses
  Increase (Decrease) in             -      26,148           -     (2,763)
Accounts Payable
  Increase (Decrease) in             -           -    (118,126)         -
Deposits
  Increase (Decrease) in Bank  (16,098)          -    (118,126)         -
Overdrafts
  Increase (Decrease) in       (71,298)    212,616      46,828    163,588
Accrued Liabilities

Net Cash Flows from Operating  (88,644)   (207,467)    (61,561)   (23,693)
Activities

Investing Activity
  Acquisition of Fixed Assets    9,406     (12,751)     (9,951)    (7,939)

  Increase In Deposits               -        (395)          -       (395)
  Website development costs          -     (26,050)          -          -


Net Cash Flows from Investing    9,406     (39,196)     (9,951)    (8,334)
Activities

Financing Activities
  Shareholder loans             79,197      56,132      71,511     33,410
  Common stock issued for cash             189,100                      -

Net Cash Flows from Financing   79,197     245,232      71,511     33,410
Activities

Increase (decrease) in Cash        (40)     (1,431)         (0)     1,383
  Cash Balance Beginning of         40       2,826           -         12
Period

  Cash Balance September 30,       $(0)     $1,395         $(0)    $1,395
2002





     See Accountants Report and Notes to Financial Statements.

                   NOTES TO FINANCIAL STATEMENTS

                    PRESIDENTIAL AIR CORPORATION
             (Formerly MLM WORLD NEWS TODAY, INC.)
                   (a Development Stage Company)
                Notes to the Financial Statements

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

        b.  Basic Loss Per Share

        The basic loss per share was determined by dividing the operating loss for the period by the average shares outstanding for the same period, which was as follows:

                                     For the             For the
                                 Six Months Ended      Three Months
Ended
                                     June 30,            June 30,
                                 ----------------------------------------
                                  2002      2001        2002      2001
                                 ----------------------------------------
   Net (loss) (numerator)     $ (32,772) $(1,601,888) $(1,764) $(1,016,067)

   Weighted average shares
   outstanding (denominator)  24,852,537  24,852,537  24,852,537 30,069,294

   Basic loss per share          (0.00)     (0.06)        0.00     (0.03)
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


NOTE 3 -                 RELATED PARTY TRANSACTIONS

       Notes Payable

       The  amount is due upon demand and accrues interest  at  10%
       per   annum,  unsecured.   At  September 30, 2002,  the
unpaid
       principal  balance on these amounts was $308,142.


NOTE 4 -                 NOTES PAYABLE

       On December 31, 1999, the Company borrowed $33,715 from United Capital Finance. The note has a maturity date of December 31, 2001 and accrues interest at 12% per annum,
       unsecured.   At September 30, 2002, the unpaid principal
balance
       was $42,698.




NOTE 5 -                 WEB SITE DEVELOPMENT

       The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The web site was placed in service in March 2000 and is being amortized over a period of 60 months on the straight-line basis. A total of $131,684.00 has been capitalized at
September
       30, 2002. Accumulated Amortization expense amounted to $54,268 at September 30, 2002.


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


        Depreciation  expense  for the nine months  ended September
30,
        2002 and for the year ended December 31, 2001 was $22,182 and $11,771.00, respectively.

NOTE 7 -    ISSUANCE OF STOCK

        The company has regularly issued stock in exchange for cash, and certain necessary services. For the quarter ended September 30, 2002 no such transactions occurred.
Stock
        issued for service is recognized as operating expenses in the period issued.

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

Results of Operations

     In the period ended September 30, 2002 we incurred a net loss of $32,772. In comparison, we incurred a net loss of $1,601,888 in the year ago period, a narrowing of approximately 98%. This decrease can be mainly attributed to a decrease in our total expenses from $1,892,322, for the three months ended September 30, 2001, to $42,510 in the current quarter. However, we generated only $9,738 in revenues for the quarter ended September 30, 2002, versus $307,021 in the same period last year. We have scaled back our operations due to our poor financial condition. As a result, our revenues and expenses are significantly lower compared to the year ago period.

Liquidity and Capital Resources

     As of September 30, 2002, we do not have any available credit, bank financing or other external source of liquidity. Our total current assets of $3,354 are insufficient to meet our current liabilities of $234,984. Since we are in a development stage, our operations have not been a source of liquidity. In order to obtain additional capital, we may need to sell additional shares of our common stock or borrow funds from private lenders and/or our management.

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

  99    Certification Pursuant to Section 906 of the Sarbanes-
        Oxley Act of 2002

                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                  Presidential Air Corporation
                ---------------------------------
                          (Registrant)

By: /s/ Daniel Scanlon
   --------------------
Daniel Scanlon
President
                          CERTIFICATIONS

     I, Daniel Scanlon, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of Presidential Air Corporation;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 25, 2002

/s/ Daniel Scanlon
----------------------
     President and CEO