Form 10KSB
period 2002-12-31
PRESIDENTIAL AIR CORP
filed 2003-04-29
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[T] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                           Commission File No. 0-26139

                          PRESIDENTIAL AIR CORPORATION
                 ----------------------------------------------
                      (Formerly MLM World News Today, Inc.)
                 (Name of small business issuer in its charter)

               Nevada                                      91-1937382
-----------------------------------      ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporation or organization)

                 4225 Executive Square #200, La Jolla, CA 92037
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (858) 552-0841

Securities Registered Pursuant to Section 13 of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered
            None                                          None

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes xT No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for its most recent fiscal year were $1,285.

         As of April 15, 2003, 99,399,190 shares of Common Stock of the Registrant were outstanding and the aggregate of such shares held by non-affiliates (based on the closing sale price of such shares on the OTC:BB on April 15, 2003) was approximately $127,511.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS
                                                                          Page
PART I

         Item 1.  Description Of Business..................................  3
         Item 2.  Description Of Properties................................  3
         Item 3.  Legal Proceedings .......................................  4
         Tem 4.   Submission Of Matters To A Vote
                  Of Security Holders......................................  4

PART II

         Item 5.  Market For Common Equity And
                  Related Stockholder Matters..............................  4
         Item 6.  Management's Discussion And Analysis.....................  5
         Item 7.  Financial Statements.....................................  7
         Item 8.  Changes In And Disagreements With Accountants
                  On Accounting And Financial Disclosure...................  7

PART III

         Item 9.  Directors, Executive Officers, Promoters
                  And Control Persons; Compliance With
                  Section 16(A) Of The Exchange Act........................  7
         Item 10. Executive Compensation...................................  7
         Item 11. Security Ownership Of Certain Beneficial
                  Owners And Management....................................  7
         Item 12. Certain Relationships And Related Transactions...........  8
         Item 13. Exhibits And Reports Of Form 8-K.........................  8
         Item 14. Controls and Procedures..................................  8
         Item 16. Principal Accountant Fees and Service....................  9


Signature..................................................................  9
Financial Statements.......................................................F-1

                           FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of the Company's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Presidential Air Corporation's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward- looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

A.     Business Development and Summary

(1)  Business Overview

Presidential Air Corporation, a Nevada corporation, hereinafter referred to as the "Company," was originally incorporated under the name Global-Link Enterprises, Inc., in the state of Nevada on November 20, 1998. On February 4, 2000 the Company filed a Certificate of Name Change with the State of Nevada to "MLM World News Today, Inc. " which was granted on April 7, 2000. On August 6, 2002, the Company reverse split its shares on a one (1) for one hundred (100) basis and on August 14, 2002, the Company amended its Articles of Incorporation to change its name to Presidential Air Corporation.

The Company is a development-stage company and has been seeking an entity for which to merge or to acquire. In furtherance of this objective, the Company entered into two agreements and plans of acquisition, one in November of 2002 and the second in February of 2003. Unfortunately, as a result of the due diligence process and based on subsequent events and the failure of certain fundings, the Company was unable to consummate these acquisitions. Accordingly, both of these transactions were abandoned and neither transaction ever became effective. Subsequent thereto, the company executed a letter of intent to acquire all of the assets of Safe Travel Care, a California general partnership. Safe Travel Care (STC) is a travel protection service company with administrative authority concerning product development, sales, marketing, distribution, premium collection, customer and distributor services, claims adjudication and payment, regarding the sale of its "Secure" and "Secure Plus" travel protection plans. The travel protection plans focus on worldwide emergency medical evacuation and 24-hour emergency assistance with such essentials as: trip cancellation reimbursement, travel delay, baggage delay, lost baggage compensation, medical/dental expense coverage, flight insurance, and accidental death benefits... for a nominal cost per travel day.

STC will be underwritten by one or more international insurance companies and plans to launch its Secure and Secure Plus programs on July 31, 2003 through a comprehensive marketing campaign via television, radio, Internet, print and business promotions. The campaign is designed to expose the availability and affordability of travel protection insurance to the American public. On May 2, 2003, the Company's shareholders will vote on a proposal to change the Company's name from Presidential Air Corporation to Safety Travel Care, Inc., reverse split its shares on a 200:1 basis and re-authorize 200,000,000 common shares and 25,000,000 shares of preferred stock.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company currently operates from a leased facility located at 4255 Executive Square, #200, La Jolla, CA 92037. This facility contains 3,755 square feet of office space. This lease expires on May 31, 2004 and requires monthly rental payments of $3,957 plus yearly increases and 33.91% of the common operating expenses. The Company does not own any other property.

ITEM 3.  LEGAL PROCEEDINGS

     On May 22, 2001, Boss Manufacturing, Inc., an informational packaging manufacturer, alleged that the Company has not been fulfilling its contractual obligations. A Civil Case, No. 010904012 was filed in The Third Judicial District Court for Salt Lake County, Utah. The Company has filed its responses to the complaints. However, for nearly two years there has been no activity involving this case.

     On May 21, 2001, two employees and a consultant filed complaints against the Company for wrongful terminations. Case No. GICK67752 was filed in the Superior Court for the State of California, County of San Diego. The Company has filed responses to these complaints. The Company believes that it will be able to settle this case on a basis favorable to the Company.

     In 2002, Global Funding Group, Inc. filed a complaint against several individuals and the Company, Case No. 020914625, filed in the District Court of the Third Judicial District in Salt Lake County, Utah seeking repayment of a loan for approximately $100,000. However, the Company believes that this obligation is the responsibility of the individuals and not the Company and therefore, the Company has little if any exposure.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during the year ended December 31, 2002.

     1. On February 4, the shareholders were asked to amend the Articles of Incorporation to change the name of the Company to MLM World News Today, Inc.

     2. On August 6, 2002, the shareholders approved a reverse split on a 1:100 basis.

     3. On August 14, the shareholders approved amending the Articles of Incorporation to change the Company's name from MLM World News Today, Inc. to Presidential Air Corporation.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is available for trading in the over-the-counter market. The following table sets forth the high and low bid price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                            2002                         2001
                    --------------------        --------------------
                     High          Low           High           Low
First Quarter         .03          .02            .06           .06
Second Quarter       .025         .008            .07           .07
Third Quarter         .61 *       .002           .055          .055
Fourth Quarter        .60 *      .0021            .04           .04

         *        Reflects 1:100 reverse share split.

         As of April 15, 2003, the Company's stock was quoted at $.004.

         As of April 15, 2003, there were approximately 206 holders of record and approximately 262 total shareholders of the Common Stock of the Company.

            We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain earnings, if any, to support the development of the Company's business. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                           FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-SB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ aterially from those contemplated by such forward-looking statements include without limitation:

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

Results of Operations:

The results of operations for the year ended December 31, 2002 compared with December 31, 2001 do not lend themselves to accurate comparison as the Company was engaged in news and information distribution through the Internet for the year ended December 31, 2001. These operations were phased out during the year ended December 31, 2001 and the Company had no operations when control of the company passed to the shareholders of Presidential Air Corporation.

For the year ended December 31, 2002, the Company had revenues of $1,285 from retail sales. This compares with revenues of $72,140 generated from its website hosting and news portal services for the year ended December 31, 2001.

Cost of Goods Sold. The Company incurred no cost of goods sold during the year ended December 31, 2002, but had cost of goods sold of $30,467 for the year ended December 31, 2001. These costs were incurred in the generation of its revenue from its website hosting and news portal services.

General and administrative expenses for the year ended December 31, 2002 totaled $42,453. These expenses were incurred principally in seeking a company with which to merge or to acquire. This compares with expenses of $1,682,641 for the year ended December 31, 2001 when the company was designing its website, registering its domain name and marketing its Internet services.

Depreciation and Amortization for the year ended December 31, 2002 totaled $31,784. The depreciation was incurred on its office equipment while the amortization incurred from the amortization of website and hosting services which previously had been capitalized. This compares with depreciation and amortization expense of $48,519 for the year ended December 31, 2001. This reduction resulted from less depreciation on the Company's office equipment.

For the year ended December 31, 2002 the company did not have any other income or expense. This compares with $11,036 of other expense for the year ended December 31, 2001. This other expense consisted of interest expense of $11,727 which was partially offset by $691 of miscellaneous income and of $116 which was partially offset by interest expense of $17,113.

As a result of the foregoing, the company incurred a net operating loss of $72,952 for the year ended December 31, 2002. This compares to the net operating loss of $1,700,703 for the year ended December 31, 2001.

Liquidity and Capital Resources

As of December 31, 2002, the Company had cash of $34 and a deficit in working capital of $82,893. This compares to cash of $40 and a deficit in working capital of $320,605 as of December 31, 2001.

Cash used in operating activities for the year ended December 31, 2001 totaled $281,926. This compares to $298,985 used in operations for the year ended December 31, 2001.

For the year ended December 31, 2002, the Company's net operating loss decreased by $1,627,751 which was subsequently offset by reduced depreciation, the absence of $1,118,100 of non-cash compensation and other charges in the current accounts.

Cash flow used for investing activities decreased to $9,240 for the year ended December 31, 2002 from $39,358 for the year ended December 31, 2001. This decrease resulted from a $4,068 decrease in fixed asset acquisition costs and a reduction of $26,050 in website development costs.

Cash flows from financing activities decreased to $291,162 for the year ended December 31, 2002 from $335,557 for the year ended December 31, 2001. The decrease resulted from a decrease in cost over drafts and proceeds from related party promissory notes, which was partially offset by increased proceeds from the issuance of common stock.

The Company's current financial statements contain a "going concern" qualification as the Company has insufficient resources to meet its business plan for the next twelve months. In May, following the proposed reverse split of its common shares, and the acquisition of Safe Travel Care, the Company plans an equity offering. If this offering is not successful, the Company will have insufficient liquidity to continue its operations.

ITEM 7.  FINANCIAL STATEMENTS

                       SEE PAGES F-1 THROUGH F-14 ATTACHED

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the Company's two most recent fiscal years there were no disagreements with Company's accountants on any matter of accounting principal or practice, financial statement disclosure, or auditing scope or procedure. Further, the previous accountant's report on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principal. The opinions, however, were qualified on a going concern basis.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

         The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.


Name                      Age              Title

Paul A. Harbison          39               President, Chief Executive Officer,
                                           Chief Financial Officer

     The director has been elected to serve until the next annual meeting of the directors by the shareholders or until his respective successor has been duly elected and shall have qualified.

     Paul A. Harbison. Paul A. Harbison has been with the Company or its predecessors since 1998. From 1998 to February, 2000, Mr. Harbison was the Chief Financial Officer and Director for Global-Link Enterprises, Inc., a predecessor of the Company. From February 2000 to October 15, 2002, he was the Chief Financial Officer and Director for MLM World News Today, also a predecessor of this company, and acted as the Chief Executive Officer from January 2002 to October 15, 2002. Since October 15, 2002, he has served as the Chief Financial Officer and acting President of Presidential Air Corporation.

Compliance with Section 16(a) of the Exchange Act.

     The persons obligated to make filings pursuant to Section 16(a) of the Exchange Act have not done so as of the date of this report. All such filings, however, are expected to be made within the next thirty days.

ITEM 10. EXECUTIVE COMPENSATION

     For the year ended December 31, 2002, there was no compensation paid to any officer, director of the company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management and Certain Beneficial Owners

     The following table sets forth, as of April 15, 2003 the number of shares of the Company's Common Stock know to be held by beneficial owners of more than five percent of the Company's Common Stock.

Name and Address of           Amount and Nature of
Beneficial Owner              Beneficial Ownership          Percent of Class
--------------------          ---------------------         -----------------

Paul Harbison                       5,500,000                  2.05%



Wesley F. Gibbs                     2,000,000                  2.05%



Ben Hoskins                         32,500,000                33.37%



Christa D. Frans                    8,500,000                  8.73%




J. Jeffrey Frans                    8,500,000                  8.73%




Katherine R. Frans                  8,500,000                  8.73%
                                    ---------                 ------

Total All Officers & Directors
(1) person                          5,500,000                  2.05%

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2002, $51,950 was loaned to the Company by officers and directors. At December 31, 2002, the unpaid principal balance was $323,592. The loans are to be repaid with interest at10 percent.

During 2001, the Company paid $31,200 in consulting fees to related parties.

Christa D. Frans, J. Jeffrey Frans and Katherine R. Frans are brothers and sisters.

                                     PART IV

ITEM 13.EXHIBITS AND REPORTS OF FORM 8-K

     (a)  Exhibits

                  None

     (b)  Reports on Form 8-K

                  None

ITEM 14.  CONTROLS AND PROCEDURES

(a) The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective, based on their evaluation of these controls and procedures within 90 days of the date of this report.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For each of the prior two years, the Company's fees to its outside auditors have totaled $6,000, all of which relates to audit and review works.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRESIDENTIAL AIR CORPORATION



                                      By /s/ Paul Harbison
                                        -----------------------------
                                        Paul Harbison, Chief Executive Officer


                                      By /s/ Paul Harbison
                                        -----------------------------
                                        Paul Harbison, Chief Financial Officer


Dated: April 29, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                             Date
----------                         -------                           ------

/s/ Paul Harbison                  Director                     April 29, 2003
------------------
Paul Harbison

                                 CERTIFICATIONS

I, Paul Harbison, certify that:

1. I have reviewed this annual report on Form 10-KSB of Presidential Air Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 29, 2003

By:/s/ Paul Harbison
------------------------
Paul Harbison
Chief Executive Officer

I, Paul Harbison, certify that:

1. I have reviewed this annual report on Form 10-KSB of Presidential Air Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 29, 2003

By:/s/ Paul Harbison
------------------------
Paul Harbison
Chief Financial Officer

                          PRESIDENTIAL AIR CORPORATION
                      (Formerly MLM World News Today, Inc.)
                              FINANCIAL STATEMENTS



                                 C O N T E N T S


Independent Auditors' Report                                          3

Balance Sheet                                                         4

Statements of Operations                                              6

Statements of Cash Flows                                              7

Statements of Stockholders' Equity (Deficit)                          8

Notes to Financial Statements                                         9

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Presidential Air Corporation
(Formerly MLM World News Today, Inc.)
San Diego, California


I have audited the accompanying balance sheet of Presidential Air Corporation (formerly MLM World News Today, Inc.) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Air Corporation (formerly MLM World News Today, Inc.) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses and has a working capital deficit of $298,302, which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



Andrew M. Smith CPA
Long Beach, Ca
April 11, 2003

                          PRESIDENTIAL AIR CORPORATION
                      (Formerly MLM World News Today, Inc.)
                                  Balance Sheet
                           December 31, 2002 and 2001




                                     Assets


                                                          2002            2001
 Current Assets
        Cash and cash equivalents                      $    34           $  40


        Accounts receivable, net of allowance for            -               -
        Inventories                                      1,734           1,734
                                                    -----------     -----------
            Total Current Assets                         1,768           1,774
                                                    -----------     -----------


 Property, Plant, and Equipment

        Net of Accumulated Depreciation (Note 7)        78,101          74,308

 Other Assets

        Website, net (Note 5)                           70,831          97,168

        Deposits                                           275             275

        Advances receivable                              1,345           1,345

                                                    -----------     -----------

          Total Assets                               $ 152,321       $ 174,870
                                                    ===========     ===========

                          PRESIDENTIAL AIR CORPORATION
                      (Formerly MLM World News Today, Inc.)
                                  Balance Sheet
                           December 31, 2002 and 2001



                       Liabilities and Stockholders Equity

                                                         2002            2001
 Current Liabilities
        Cash Defecit                                 $  19,190       $  16,150

        Accounts Payable                                43,471         127,786
        Accrued liabilities                             22,000          60,318
        Deposits                                                       118,126
                                                  -------------  --------------
          Total Currrent Liabilities                    84,661         322,379

 Loans payable - related parties                       323,592         271,643
                                                  -------------  --------------

 Commitments and contingencies (Notes 7, 8, &9)

        Total Liabilities                              408,253         594,022


 Stockholders' Equity
       Common Stock (200,000,000 shares
       authorized, par value $0.001, 97,377,675
       and 37,675,507 shares issued
       and outstanding) (Note 2)                        97,378          37,676

        Additional Paid in Capital                   2,181,413       2,004,943

        Accumulated defecit                         (2,534,723)     (2,461,771)
                                                  -------------  --------------

            Total Equity                              (255,933)       (419,152)
                                                  -------------  --------------

           Total Liabilities and Equity              $ 152,321       $ 174,870
                                                  =============  ==============

                          PRESIDENTIAL AIR CORPORATION
                      (Formerly MLM World News Today, Inc.)
                             Statement of Operations
                     Years ended December 31, 2002 and 2001




                                              2002                 2001

Revenues                                   $  1,285             $  72,140

Cost of Goods Sold                                                 30,467
                                         ------------       ---------------
       Gross Margin                           1,285                41,493
Operating Expenses

        General and administrative           42,453             1,682,641
        Depreciation and amortization        31,784                48,519
                                         ------------       ---------------
       Total Operating Expenses              74,237             1,731,160
                                         ------------       ---------------
Other Income (Expense)

       Interest Expense                                           (11,727)
       Rent Income
      Other Income                                                    691
                                         ------------       ---------------
       Total Other Income (Expense)                               (11,036)
                                         ------------       ---------------
Net Income                                 $(72,952)         $ (1,700,703)
                                         ============       ===============

Basic and Diluted Loss per Share           $  (0.00)           $    (0.06)
                                         ============       ===============

Weighted Average Number of
Shares Outstanding                       41,335,214            27,962,200
                                         ============       ===============

                          PRESIDENTIAL AIR CORPORATION
                      (Formerly MLM World News Today, Inc.)
                             Statement of Cash Flows
                      Year ended December 31, 2002 and 2001

                                                         2002          2001
                                                        ------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                         $(72,952)   $ (1,700,703)
   Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                        31,784          48,519
   Stock issued for service                                          1,118,100
Changes in operating assets and liabilities
     (Increase) decrease in
     Short term receivables                                               (345)
     Inventories                                                        13,086
     Other current assets

     Increase(decrease) in
     Accounts payable                                 (84,314)          86,956
     Accrued liabilities                              (38,318)          17,277
     Lease deposit payable                           (118,126)         118,126
     Payroll liabilities                            ------------    ------------
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES                          (281,926)       (298,985)

CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of Fixed Assets                        (9,240)        (13,308)
    Website development costs incurred                                (26,050)
                                                    ------------    ------------
      NET CASH USED FOR
      INVESTING ACTIVITIES                             (9,240)        (39,358)

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in cash overdraft               3,040          11,393
    Proceeds from issuance of notes payable
    Proceeds from issuance of related party notes      51,950         124,914
    Payment on notes payable
    Payment on related party notes
    Common stock issued                               236,170         199,250
                                                    -----------     ------------
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                            291,160         335,557

Increase (Decrease) in Cash                                (6)         (2,786)

    CASH AT BEGINNING OF PERIOD                            40           2,826
                                                    -----------     ------------

    CASH AT END OF PERIOD                             $    34          $   40
                                                    ===========     ============

                          PRESIDENTIAL AIR CORPORATION
                      (Formerly MLM World News Today, Inc.)
                        Statement of Stockholders' Equity
                      Year ended December 31, 2002 and 2001


                                                  Common Stock              Paid in      Accumulated
                                              Shares          Amount        Capital        Deficit          Total
                                             -------        --------      ---------     -----------      ---------

Balance December 31, 2000                   19,584,507      $19,585       $ 705,684     $ (761,068)     $ (35,799)

Net Income/(Loss)                                                                       (1,700,703)    (1,700,703)

Proceeds from sale of stock                  3,883,000        3,883         195,367                        199,250

Common stock issued for services            14,300,000       14,300       1,103,800                      1,118,100


Balance December 31, 2001                   37,675,507      $37,768      $2,004,851    $(2,461,771)     $ (419,152)

Net Income/(Loss)                                                                          (74,452)        (74,452)

Common stock issued for services             3,500,000        3,500           5,022                          8,445

Common stock issued for convertible
debt                                        11,000,000       11,000          15,782

Common stock issued for acquisition of
Presidential Air                            82,500,000       82,500         118,368                        247,735
                                        ---------------    ----------   ------------   -------------    ------------
Balance December 31, 2002                   97,377,675     $134,768     $ 2,144,023    $(2,536,223)    $  (255,932)
                                        ===============    ==========   ============   =============    ============

                          PRESIDENTIAL AIR CORPORATION
                      (Formerly MLM World News Today, Inc.)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 1 - NATURE OF ORGANIZATION

     The financial statements presented are those of Presidential Air Corporation (the Company). The Company was organized under the laws of the State of Nevada on November 20, 1999. The Company was organized to develop a multi-level marketing resource web site to offer web site hosting and development services as well as a news portal for the multi-level marketing community. The Company was considered a development stage company until 2000 when it substantially began operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Accounting Method

     The  financial   statements  are  prepared  using  the  accrual  method  of accounting. The Company has elected a December 31 year-end.

     b.   Basic Loss Per Share

     The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                      For the Years Ended
                                                        December 31,
                                                   2002              2001
         Net (loss) (numerator)                 $ (72,952)      $ (1,700,703)

         Weighted average shares outstanding
         (denominator)                         41,335,214         27,962,200
                                              -------------      ------------

         Basic loss per share                      $(0.00)            $(0.06)
                                              =============      ============

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

                          PRESIDENTIAL AIR CORPORATION
                      (Formerly MLM World News Today, Inc.)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e.   Revenue Recognition Policy

     The Company recognizes revenue when services are performed or products are delivered.

     f.   Income Taxes

     At December 31, 2002, the Company had net operating loss carry-forwards of approximately $2,534,723 that may be offset against future taxable income through 2022. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by a valuation allowance of the same amount.

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

                          PRESIDENTIAL AIR CORPORATION
                      (Formerly MLM World News Today, Inc.)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001



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

                          PRESIDENTIAL AIR CORPORATION
                      (Formerly MLM World News Today, Inc.)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001



NOTE 4 - RELATED PARTY TRANSACTIONS

Loans Payable

During 2002, an additional $51,950 was loaned to the Company by officers and directors. At December 31, 2002, the unpaid principal balance was $323,592. The loans are to be repaid with interest of 10 percent.

During 2002, the Company paid $31,200 in consulting fees to related parties.

NOTE 5 - WEB SITE DEVELOPMENT

The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The website is amortized over a period of 60 months, beginning March 1, 2000 on the straight-line basis:

                                                     December 31,
                                               2002                2001
                                             --------             -------
      Website                              $ 131,684            $ 131,684
      Amortization                            60,852               34,515
                                            --------             ---------
                                           $  70,832            $  97,169
                                            --------             =========

     Amortization for the years ended December 31, 2002 and 2001 was $26,337 respectively.

                          PRESIDENTIAL AIR CORPORATION
                      (Formerly MLM World News Today, Inc.)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


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



                                                December 31,
                                          2002                2001
                                        ---------          ----------

         Office equipment                $32,734          $   25,579
         Accumulated depreciation -
           office equipment               (6,850)             (5,721)
         Software                         27,755              25,670
         Accumulated depreciation -
           software                      (14,267)            (12,141)
         Computer equipment               50,839              53,131
         Accumulated depreciation-
           computer equipment            (12,110)             (12,210)
                                        ----------          ----------
                                        $ 78,101              $74,308
                                        ==========          ==========

Depreciation expense for the years ended December 31, 2002 and 2001 was $22,182 and $7,610, respectively.

NOTE 7 - LEASE COMMITMENT AND TOTAL RENTAL EXPENSE

During 2000, the Company leased property under a non-cancelable operating lease agreement which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common area operating expenses.

The Company subleased a portion of the building to a related party company under a non-cancelable agreement which expires on May 31, 2004 and requires monthly rentals of $3,957, plus yearly increases, plus 33.91% of the common area operating expenses. On

                          PRESIDENTIAL AIR CORPORATION
                      (Formerly MLM World News Today, Inc.)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 8 - CONTRACTS AND AGREEMENTS

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