Form 10QSB
period 2003-03-31
PRESIDENTIAL AIR CORP
filed 2003-05-20
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 0-26139


                             SAFE TRAVEL CARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                        91-1937382
----------------------------------             ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)



               4225 Executive Square, Suite 200, LaJolla, CA 92037
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (858) 552-0841
                            -------------------------
                           (Issuer's telephone number)


                          Presidential Air Corporation
                        --------------------------------
                                  (Former Name)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of May 15, 2003, 4,896,995 shares of Common Stock of the issuer were outstanding.

                             Safe Travel Care, Inc.
                                      INDEX


                                                                        Page
                                                                       Number
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Balance Sheets - March 31, 2003 (unaudited) and
           December 31, 2002 (unaudited)                                3

           Unaudited Statements of Income - For the
           three months ended March 31, 2003 and 2002                   5

           Unaudited Statements of Cash Flows-
           For the three months ended March 31, 2003 and 2002           6

           Notes to Consolidated Financial Statements                   7

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                          8

  Item 3.  Controls and Procedures                                      9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                            9
  Item 2.  Changes in Securities                                        9
  Item 3.  Defaults Upon Senior Securities                              9
  Item 4.  Submission of Matters to a Vote of Security Holders          9
  Item 5.  Other Information                                            9
  Item 6.  Exhibits and Reports on Form 8-K                            10
   Signature                                                           10
   Certifications                                                      11

Part I.

Item 1.  Financial Statements


                             Presidential Air Corp.
                                  Balance Sheet


                                     Assets


                                                 March 31,       December 31,
                                                   2003             2002
                                                -----------      ------------

Current Assets
   Cash and cash equivalents                   $      -                34

   Accounts receivable, net of allowance
   For Inventories                                 1,734            1,734
                                                   -----            -----
Total Current Assets                               1,734            1,768
                                                   -----            -----

Property, Plant and Equipment
   Net of Accumulated Depreciation (Note 5)       78,101           78,101

Other Assets
   Website, net                                   70,831           70,831
   Deposits                                        1,620              275
   Advances receivable                                              1,345
                                                                  -------

Total assets                                    $152,287        $ 152,321
                                                ========        =========

                             Presidential Air Corp.
                                  Balance Sheet


                       Liabilities and Stockholders Equity



                                                    March 31,    December 31,
                                                      2003           2002
                                                    --------     -------------

Current liabilities
     Cash defecit                                  $  21,729       $  19,190
     Accounts payable                                 43,471          43,471
     Accrued liabilities                              22,000          22,000
     Deposits                                              -

     Total Current liabilities                        87,200          84,661

Loans payable - related parties                      323,592         323,592
                                                     -------         -------

Commitments and contingencies

Total liabilities                                    410,792         408,253

Stockholders' Equity

     Common Stock (200,000,000 shares authorized,
     Par value $.001, 97,377,675 and 99,399,000
     Shares issued and outstanding)                   99,399          97,378
     Additional paid in capital                    2,179,392       2,181,413
     Accumulated deficit                          (2,537,296)     (2,534,723)
                                                  -----------     -----------

Total equity                                        (258,505)       (255,933)
                                                  -----------       ---------

Total liabilities and equity                       $ 152,287       $ 152,287
                                                  ===========       =========

                             Presidential Air Corp.
                                Income Statement
                         For the quarter ended March 31,



                                                       2003             2002

Revenues                                             $    -           $ 1,085

Cost of Goods Sold                                        -
                                                       ----

Gross Margin                                              -             1,085

Operating Expenses

General and administrative                            2,573             8,571
Depreciation and amortization                             -                 -
                                                       ----           -------

Total Operating Expenses                              2,573             8,571
                                                       -----         --------

Other Income (Expense)
Interest Expense                                          -
Rent Income
Other income                                              0
                                                       ----

Total Other Income (Expense)                              -                0
                                                       ----           ------

Net income                                          $(2,573)        $ (7,486)
                                                     ========        =========

Basic and Diluted Loss Per Share                    $ (0.00)        $  (0.00)
                                                     ========        =========

Weighted Average Number of Shares Outstanding    98,377,678       37,768,000
                                                 ==========        ===========

                             Presidential Air Corp.
                             Statement of Cash Flows
                         For the quarter ended March 31,


                                                         2003           2002

Cash flows from operating activities
Net income                                            $ (2,573)       $(7,487)
Adjustments to reconcile net income to net
  cash provided
By operating activities
Depreciation and amortization                             0
Stock issued for service
Changes in operating assets and liabilities
(Increase) decrease in short terms receivables            0
Inventories                                               0
Other current assets
Increase (decrease) in
Accounts payable
Accrued liabilities                                       -
Lease deposit payable                                 --------

Net cash provided by operating activities              (2,573)         (7,487)

Cash flows from investing activities

Acquisition of fixed assets
Website development costs incurred                    ---------        (1,585)
                                                                       -------

Net cash used for investing activities                    0            (1,585)

Cash flows from financing activities
Increase (decrease) in cash overdraft                   2,539
Proceeds from issuance of notes payable
Proceeds from issuance of related party notes                           7,590
Payment on notes payable
Payment on related party notes
Common stock issued for cash                              0
                                                      ----------
Net cash provided by financing activities               2,538           7,590

Increase (decrease) in cash                             (34)           (1,482)
Cash at beginning of period                              34           (14,376)
                                                      ----------      --------

Cash at end of period                                   $ (0)         $(15,858)
                                                        =====         =========

                             Safe Travel Care, Inc.
                          Notes to Financial Statements


Note 1 - Basis of Presentation

The unaudited condensed financial statements of Safe Travel Care, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 10-KSB for the fiscal year ended December 31, 2002.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

Three Months Ended March 31, 2003 compared to the Three Months Ended March 31, 2002

Revenues

         For the three months ended March 31, 2003, the Company had no revenues. This compares with revenues of $1,085 for the corresponding period of the prior year. In the prior year the company had revenues from its web news service which was discontinued and phased out during calendar year 2002. For the quarterly period ended March 31, 2003, the Company's sole activity was to look for a company with which to merge or to acquire.

Operating Expenses

         Operating expenses for the three months ended March 31, 2003 totaled $2,573. This compares with operating expenses of $8,571 for the corresponding period of the prior year. The decline in general and administrative expenses is due to reduced professional and staff fees as a result of the operations from the web news service having been discontinued.

         As a result of the foregoing, the Company reported the net operating loss of $2,573 for the three months ended March 31, 2002. This compares to the net operating loss of $7,486 for the corresponding period of the prior year.

Liquidity and Capital Resources

         As of March 31, 2003 the Company had no cash and a deficit in working capital of $85,466. This compares with cash of $34 and a deficit in working capital of $82,893 as of December 31, 2002.

         Cash used in operations for the three months ended March 31, 2003 totaled $2,573. This compares with cash used in operations of $7,487 for the corresponding period of the prior year. The decrease is entirely attributable to a reduction in the net operating loss.


         There were no cash flows from investing activities for the three months ended March 31, 2003. Cash used in investing activities totaled $1,585 for the corresponding period of the prior year, all used in the website development.

         Cash flows from financing activities totaled $2,539 for the three months ended March 31, 2003. This compares to $7,590 for the corresponding provision of the prior year. The increase in cash flows for the current period was provided by an increase in cash overdrafts, while the increase in the prior period were proceeds from the issuance of related party notes.

         Since its inception in 1998, the Company has been looking for a business to develop, acquire or with which to merge. In 2001 and 2002, it attempted to develop a website news based service. When this operation failed for lack of funding, the Company was left again without active business operations saved to look for another business with which to acquire or merge. On May 2, 2003 the shareholders approved the acquisition of the assets of Safe Travel Care, a California general partnership for 4,400,000 of the Company's common stock. Although the Company will complete this acquisition in the second quarter of 2003, the Company must raise a significant capital to operate this business. Therefore, unless the Company is able to sell its shares or find debt financing, it will have insufficient funds to carry on its business operations for the next twelve months. In pursuant of this objective, the Company has launched a $1,000,000 private placement and has contracted for the sale of its shares to non-US persons as well. However, there can be no guaranty that either of these two offering will yield the funds necessary for the Company to carry on its business operations. Without sufficient funding from either of these, the Company will be unable to continue as a going concern

Item 3. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.


                           PART II. OTHER INFORMATION

Item 1. Legal Procedings.

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

Item 2.   Changes in Securities

         On May 2, 2003, the shareholders of the Company approved a 1:200 reverse split of its shares. The Company re-authorized 200,000,000 shares of its common stock, $.001 par value and authorized 25,000,000 preferred shares, $.001 par value.

Item. 3. Defaults Upon Senior Securities

         None

Item 4.  Submissions of Matters to a Vote of Security Holders

         On May 2, 2003, the Company held a special shareholders meeting. At that meeting, the shareholders approved a change in the Company's name to Safe Travel Care, Inc. and a reverse split of the common shares of the Company on a one for two-hundred basis (1:200) and re-authorized 200,000,000 common shares, $.001 par value and 25,000,000 preferred shares, $.001 par value.

Item 5.  Other Information

         On May 2, 2003 the Company executed an agreement for the acquisition of the assets of Safe Travel Care, a California general partnership. Safe Travel Care (STC) is a travel protection service company with administrative authority concerning product development, sales, marketing, distribution, premium collection, customer and distributor services, claims adjudication and payment, regarding the sale of its "Secure" and "Secure Plus" travel protection plans. The travel protection plans focus on worldwide emergency medical evacuation and 24-hour emergency assistance with such essentials as: trip cancellation reimbursement, travel delay, baggage delay, lost baggage compensation, medical/dental expense coverage, flight insurance, and accidental death benefits for a nominal cost per travel day.

         As a result of the foregoing, there was also a change in the management of the Company. The new officers of the Company are Robert L. Schultz, President, Chief Executive Officer and Director, LeRoy Wiloughby, Treasurer, Chief Financial Officer and Director, Deborah M. Murphy, Chief Operating Officer and Secretary and Jason Vaughn, Director.

         Because of the change in the Company's name and the one for two-hundred (1:200) reverse share split, the Company's trading symbol changed from PDAR to SFTV.

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

1. Articles of Amendment to the Articles of Incorporation changing the company's name to Safe Travel Care, Inc. and re-authorizing 200,000,000 shares of common stock, $.001 par value following the 1:200 reverse share split and authorizing 25,000,000 shares of preferred stock, $.001 par value.

     b)   Reports on Form 8-K

1. Form 8-K dated March 7, 2003 announcing the execution of an Agreement and Plan of Acquisition with Certified Aviation Parts.

2. Form 8-K dated April 16, 2003 announcing that the proposed acquisition of Certified Aviation Services, Inc. and Certified Aviation Parts, Inc. would not be consummated.


                                    Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                         PRESIDENTIAL AIR CORPORATION


                                         /s/ Robert L. Schultz
                                         -------------------------------------
May 20, 2003                             Robert L. Schultz
                                         President

                                         /s/ LeRoy Willoughby
May 20, 2003                             -------------------------------------
                                         LeRoy Willoughby
                                         Treasurer an Chief Financial Officer