Form 10QSB
period 2003-06-30
SAFE TRAVEL CARE INC
filed 2003-08-15
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 0-26139


                             SAFE TRAVEL CARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                         91-1937382
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



               4225 Executive Square, Suite 200, LaJolla, CA 92037
               -----------------------------------------------------
                    (Address of principal executive offices)

                                 (858) 552-0841
                            -------------------------
                           (Issuer's telephone number)


                          Presidential Air Corporation
                        --------------------------------
                                  (Former Name)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of August 1, 2003, 5,573,639 shares of Common Stock of the issuer were outstanding.

                             Safe Travel Care, Inc.
                                      INDEX


                                                                         Page
                                                                       Number
  PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Balance Sheets - June 30, 2003 (unaudited) and
           December 31, 2002 (audited)                                      3

           Unaudited Statements of Income - For the three months
           and Six Months ended June 30, 2003 and 2002                      5

           Unaudited Statements of Cash Flows-
           For the six months ended June 30,
           2003 and 2002                                                    6

           Notes to Consolidated Financial Statements                       7

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                              8

  Item 3.  Controls and Procedures                                          9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                9
  Item 2.  Changes in Securities                                            9
  Item 3.  Defaults Upon Senior Securities                                  9
  Item 4.  Submission of Matters to a Vote of Security Holders              9
  Item 5.  Other Information                                                9
  Item 6.  Exhibits and Reports on Form 8-K                                10
   Signature                                                               10
   Certifications                                                          11

Part I.

Item 1.  Financial Statements


                             Safe Travel Care, Inc.
                                  Balance Sheet


                                     Assets


                                                 June 30,      December 31,
                                                   2003            2002

 Current Assets
   Cash and cash equivalents                   $      -               34

   Security Deposits                               1,620           1,620
   Inventories                                     1,734           1,734
                                                   -----           -----
  Total Current Assets                             3,354           3,354
                                                   -----           -----

Property, Plant and Equipment
   Net of Accumulated Depreciation (Note 5)        77,601          78,101

Other Assets
   Website, net                                    71,731          70,831

Total assets                                     $152,686        $ 152,321
                                                 ========        =========

                             Safe Travel Care, Inc.
                                  Balance Sheet


                       Liabilities and Stockholders Equity



                                                      June 30,      December 31,
                                                       2003             2002
                                                      ---------    -------------

Current liabilities
     Cash deficit                                     $  82,290       $ 19,190
     Accounts payable                                    99,259         43,471
     Accrued liabilities                                 49,815         22,000
     Total Current liabilities                          231,364         84,661

Loans payable - related parties                         339,417        323,592
                                                        -------        -------

Total liabilities                                       570,781        408,253

Stockholders' Equity

     Common Stock (200,000,000 shares authorized,
     Par value $.001, and 5,573,639
     Shares issued and outstanding)                       5,574*        97,378
     Additional paid in capital                       2,275,289      2,181,413
     Accumulated deficit                             (2,698,958)    (2,534,723)
                                                     ----------    -----------

Total equity                                           (414,495)      (255,933)
                                                      ---------      ---------

Total liabilities and equity                          $ 152,686      $ 152,287
                                                      =========      =========

* Reflects post reverse split numbers.

                             Safe Travel Care, Inc.
                                Income Statement


                                Six Months Ended                Three Months Ended
                                    June 30,                         June 30,
                             2003           2002                2003            2002
                             ----           ----                ----            ----

REVENUE
Net revenue                     -        $ 1,285                   -             $ 200
Cost of sales                   -              -                   -                 -
Gross Profit                    -          1,285                   -               200

OPERATING EXPENSES
General &
administrative            164,235          8,751             161,662               180
Depreciation             ________         23,542            ________            11,771
                                          ------                                ------
Total expenses            164,235         32,293             161,662            11,951
                          -------         ------             -------            ------

LOSS BEFORE
INCOME TAXES            (164,235)       (31,008)           (161,662)          (11,751)

INCOME TAX EXPENSE        _______              -            ________                 -

NET LOSS                (164,235)       (31,008)           (161,662)          (11,751)
                        =========       ========           =========          ========

LOSS PER SHARE             (0.21)         (0.27)              (0.15)            (0.10)
                        ---------       --------           ---------          --------

WEIGHTED AVERAGE
SHARES OUTSTANDING*   23,376,707                        24,326,707
                      ===========       ========        ============         =========

*  All numbers are adjusted for the 200:1 reverse split on May 7, 2003

                             Safe Travel Care, Inc.
                            Statements of Cash Flows
                                   (Unaudited)



                                                    For the Six Months Ended
                                                             June 30


                                               2003                         2002
                                               ----                         ----


Cash flows from operating activities
Net loss                                        (164,235)              (31,008)

Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization                    -                23,542
       Stock issued for services                        -                     -
(Increase) decrease in inventories                      -                 1,734
Increase (decrease) in cash overdraft              63,100                 (403)
Increase in accounts payable                       55,788                     -
Increase in accrued liabilities                    27,815                     -
                                                   ------                ------
Net cash (used) by operating activities          (17,532)               (6,135)
                                                                        -------

Cash flows from investing activities

Purchase of property and equipment-net              (400)               (1,585)
                                                     ----               -------
Net cash (Used) by Investing Activities             (400)               (1,585)
                                                     ---                -------

Cash Flows from Financing Activities

Proceeds from the issuance of notes
 Payable - related party                           15,825                 7,680
Proceeds from the sale of shares                    2,072                     -
                                                   ------                ------
Net cash Provided by Financing Activities          17,898                 7,680
                                                   ------                ------
Net Increase (decrease) in Cash                        34                  (40)
Cash at beginning of Period                            34                    40
                                                   ------                ------
Ending Cash balance                                     0                     0
                                                   ======                ======

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

Three  Months  Ended June 30, 2003  compared to the Three  Months Ended June 30,
2002

Revenues

         For the three months ended June 30, 2003, the Company had no revenues. This compares with revenues of $200 for the corresponding period of the prior year. In the quarterly period ended June 30, 2002 the company had a small amount of revenue from its web news service which was discontinued and phased out during calendar year 2002. For the quarterly period ended June 30, 2003, the Company's sole activity was to look for a company with which to merge or to acquire.

Operating Expenses

         Operating expenses for the three months ended June 30, 2003 totaled $161,662. This compares with operating expenses of $8,571 for the corresponding period of the prior year. The Company also had depreciation expense of $11,771 in the three months ended June 30, 2002 but none in the corresponding period of the current year. The increase in general and administrative expenses is due to increased professional and staff expenses as a result of the pending acquisition of Safe Travel and staffing up for its operations.

         As a result of the foregoing, the Company reported the net operating loss of $161,662 for the three months ended June 30, 2003. This compares to the net operating loss of $11,751 for the corresponding period of the prior year.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues

         For the six months ended June 30, 2003 the Company had no revenues. This compares with revenues of $1,285 for the corresponding provision of the prior year. In the period ended June 30, 2002, the company had a small amount of revenue from it web news service which was discontinued and phased out during calendar year 2002. For the six months period ended June 30, 2003 the Company's sole activity was to look for a company with which to merge or to acquire.

Operating Expenses

         Operating expenses for the six months ended June 30, 2003 totalled $164,235. This compares with operating expenses of $8,751 for the corresponding provision of the prior year. In the prior year the Company also had $23,542 of depreciation expense, but none in the period ended June 30, 2003. The increase in general and administrative expenses is due to increased professional and staff expenses as a result of the pending acquisition of Safe Travel and staffing up for its operations. The decrease in depreciation is due to the fact that the Company phased out its web news service during calendar year 2002 and now only maintains it to keep its software current.

         As a result of the foregoing, the Company reported a net operating loss of $164,235 for the six months ended June 30, 2003. This compares with the net operating loss of $31,008 for the corresponding period of the prior year.

Liquidity and Capital Resources

         As of June 30, 2003 the Company had no cash and a deficit in working capital of $493,180. This compares with cash of $34 and a deficit in working capital of $404,899 as of December 31, 2002.

         Cash used in operations for the six months ended June 30, 2003 totaled $17,532. This compares with cash used in operations of $6,135 for the corresponding period of the prior year. The increase is attributable to an increase in the net operating loss which was partially offset by an increase in current liabilities.

         The Company expended 400 of cash in investing activities for the six months ended June 30, 2003. Cash used in investing activities totaled $1,585 for the corresponding period of the prior year. For both periods, the cash was used for website development.

         Cash flows from financing activities totaled $17,898 for the six months ended June 30, 2003. This compares to $7,680 for the corresponding provision of the prior year. The increase in cash flows for the current period resulted from an increase in loans and the sale of shares, while the funds from the prior period were proceeds from the issuance of related party notes.

         Since its inception in 1998, the Company has been looking for a business to develop, acquire or with which to merge. In 2001 and 2002, it attempted to develop a website news based service. When this operation failed for lack of funding, the Company was left again without active business operations saved to look for another business with which to acquire or merge. On May 2, 2003 the shareholders approved the acquisition of the assets of Safe Travel Care, a California general partnership for 4,400,000 of the Company's common stock. Although the Company has completed this acquisition, the Company must raise a significant capital to operate this business. Therefore, unless the Company is able to sell its shares or find debt financing, it will have insufficient funds to carry on its business operations for the next twelve months. In pursuant of this objective, the Company has launched a $1,000,000 private placement and has contracted for the sale of its shares to non-US persons as well. To date, limited funds from the sources have been raised, and there can be no guaranty that either of these two offering will yield the funds necessary for the Company to carry on its business operations. Without sufficient funding from either of these, the Company will be unable to continue as a going concern

Item 3. Controls and Procedures

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



                                         PRESIDENTIAL AIR CORPORATION


                                         /s/ Robert L. Schultz
                                         -------------------------------------
August 15, 2003                          Robert L. Schultz
                                         President

                                         /s/ LeRoy Wiloughby
August 15, 2003                          -------------------------------------
                                         LeRoy Wiloughby
                                         Treasurer and Chief Financial Officer

                                 CERTIFICATIONS

I, Robert L. Schultz, certify that:

1. I have reviewed this Form 10-QSB of Safe Travel Care, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))** for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;**

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 15, 2003                        /s/ Robert L. Schultz
                                            -----------------------
                                            Robert L. Schultz
                                            President

                                 CERTIFICATIONS

I, LeRoy Wiloughby, certify that:

1. I have reviewed this Form 10-QSB of Safe Travel Care, Inc.;

4. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

5. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))** for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;**

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 15, 2003                      /s/ LeRoy Wiloughby
                                           -----------------------
                                           LeRoy Wiloughby
                                           Treasurer and Chief Financial Officer