Form 10QSB
period 2003-09-30
SAFE TRAVEL CARE INC
filed 2003-11-14
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of November 1, 2003, 6,960,413 shares of Common Stock of the issuer were outstanding.

                             Safe Travel Care, Inc.
                                      INDEX


                                                                         Page
                                                                       Number
  PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Balance Sheets - September 30, 2003 (unaudited) and
           December 31, 2002 (audited)                                      3

           Unaudited Statements of Income - For the three months
           and Nine Months ended September 30, 2003 and 2002                5

           Unaudited Statements of Cash Flows-
           For the Nine months ended September 30,
           2003 and 2002                                                    6

           Notes to Consolidated Financial Statements                       7

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                              8

  Item 3.  Controls and Procedures                                          9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                9
  Item 2.  Changes in Securities                                            9
  Item 3.  Defaults Upon Senior Securities                                  9
  Item 4.  Submission of Matters to a Vote of Security Holders              9
  Item 5.  Other Information                                                9
  Item 6.  Exhibits and Reports on Form 8-K                                10
   Signature                                                               10
   Certifications                                                          11

Part I.

Item 1.  Financial Statements


                             Safe Travel Care, Inc.
                                  Balance Sheet


                                     Assets


                                                 September 30,   December 31,
                                                    2003            2002
                                                   ------          -------

 Current Assets
   Cash and cash equivalents                   $ 156,362              34

   Security Deposits                              12,046           1,620
   Inventories                                                     1,734
                                                   -----           -----
  Total Current Assets                           168,408           3,354
                                                   -----           -----

Property, Plant and Equipment
   Net of Accumulated Depreciation                86,246          78,101

Other Assets
   Website, net                                   71,731          70,831
                                                 --------       --------
Total assets                                   $ 326,385        $152,321
                                                 ========       ========

                             Safe Travel Care, Inc.
                                  Balance Sheet


                       Liabilities and Stockholders Equity



                                                   September 30,    December 31,
                                                       2003           2002
                                                      ---------   ------------

Current liabilities
     Cash deficit                                     $             $ 19,190
     Accounts payable                                    83,189       43,471
     Other liabilities                                  152,847       22,000
                                                       --------      -------
     Total Current liabilities                          236,036       84,661

Loans payable - related parties                         299,194      323,592
                                                        -------      -------
Total liabilities                                       535,230      408,253

Stockholders' Equity

     Common Stock (200,000,000 shares authorized,
     Par value $.001, and 6,457,679* and 97,377,675
     Shares issued and outstanding) respectively          6,960*      97,378
     Additional paid in capital                       2,581,684    2,181,413
     Accumulated deficit                             (2,797,489)  (2,534,723)
                                                     ----------   ----------

Total equity                                           (208,845)    (255,933)
                                                      ---------    ---------

Total liabilities and equity                          $ 326,385    $ 152,287
                                                      =========    =========

* Reflects post reverse split numbers.

                             Safe Travel Care, Inc.
                                Income Statement


                                Nine Months Ended            Three Months Ended
                                  September 30,                 September 30,
                             2003           2002            2003            2002
                             ----           ----            ----            ----

REVENUE
Net revenue                     -        $ 9,738               -           $ 8,453
Cost of sales                   -              -               -                 -
                          --------      ---------        ---------          -------
Gross Profit                    -          9,738               -             8,453

OPERATING EXPENSES
General &
administrative            262,266          10,986         98,031             2,235
Depreciation             ________          31,524        ________            7,982
                                          ------                            ------
Total expenses           (262,266)        (42,510)       (98,031)           10,217
                          -------         ------         -------            ------

LOSS BEFORE
INCOME TAXES            (262,266)         (32,772)       (98,031)           (1,764)

INCOME TAX EXPENSE             -                -              -                 -
                        ---------         --------      ---------           ------

NET LOSS                (262,266)         (32,772)       (98,031)           (1,764)
                        =========       ========       =========           =======

LOSS PER SHARE             (0.01)           (0.04)         (0.)              (0.01)
                        ---------       --------       ---------           -------

WEIGHTED AVERAGE
SHARES OUTSTANDING*    6,114,429*         124,263*                       24,852,537
                      ===========      ==========    ============      ==========

*  Adjusted for the 200:1 reverse split on May 7, 2003

                             Safe Travel Care, Inc.
                            Statements of Cash Flows
                                   (Unaudited)



                                                    For the Nine Months Ended
                                                             June 30


                                                  2003                    2002
                                                  ----                    ----


Cash flows from operating activities
Net loss                                        (262,266)              (32,772)

Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization                    -                31,524
       Stock issued for services                        -                     -
(Increase) decrease in inventories                      -
Increase (decrease) in cash overdraft                   -               (16,098)
Increase in accounts payable                       83,188                     -
Increase in other liabilities, net                140,801               (71,298)
                                                   ------                ------
Net cash (used) by operating activities          (38,277)               (88,644)
                                                  -------                -------

Cash flows from investing activities

Purchase of property and equipment-net            (9,045)                 9,406
                                                     ----                -------
Net cash (Used) by Investing Activities           (9,045)                 9,406
                                                     ---                 -------

Cash Flows from Financing Activities

Proceeds from the issuance of notes
 Payable - related party                                -                79,197
Proceeds from the sale of shares                  203,650                     -
                                                   ------                ------
Net cash Provided by Financing Activities         203,650                79,197
                                                   ------                ------
Net Increase (decrease) in Cash                   156,328                   (40)
Cash at beginning of Period                            34                    40
                                                   ------                ------
Ending Cash balance                               156,362                     0
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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

Three Months Ended September 30, 2003 compared to the Three Months Ended Septmber 30, 2002

Revenues

     For the three months ended September 30, 2003, the Company had no revenues. This compares with revenues of $8,453 for the corresponding period of the prior year. In the quarterly period ended September 30, 2002 the company had a small amount of revenue from its web news service which was discontinued and phased out during calendar year 2002. For the quarterly period ended June 30, 2003, the Company's sole activity was to develope its network of travel agents for the sale of its products.

Operating Expenses

     Operating expenses for the three months ended June 30, 2003 totaled $98,031. This compares with operating expenses of $2,235 for the corresponding period of the prior year. The Company also had depreciation expense of $7,982 in the three months ended September 30, 2002 but none in the corresponding period of the current year. The increase in general and administrative expenses is due to increased professional and staff expenses as a result of the acquisition of Safe Travel Care and staffing up for its new operations.

     As a result of the foregoing, the Company reported the net operating loss of $98,031 for the three months ended September 30, 2003. This compares to the net operating loss of $1,764 for the corresponding period of the prior year.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues

     For the nine months ended September 30, 2003 the Company had no revenues. This compares with revenues of $9,738 for the corresponding period of the prior year. In the period ended September 30, 2002, the company had a small amount of revenue from it web news service which was discontinued and phased out during calendar year 2002. For the nine months period ended September 30, 2003 the Company's sole activity was to look for a company with which to merge or to acquire and following the acquistion of Safe Travel Care, to develope the travel agent network for the sale of its products.

Operating Expenses

     Operating expenses for the nine months ended September 30, 2003 totalled $262,266. This compares with operating expenses of $10,986 for the corresponding period of the prior year. In the prior year the Company also had $31,524 of depreciation expense, but none in the period ended September 30, 2003. The increase in general and administrative expenses is due to increased professional and staff expenses as a result of the acquisition of Safe Travel and staffing up for its operations. The decrease in depreciation is due to the fact that the Company phased out its web news service during calendar year 2002 and now only maintains its software to keep it current.

     As a result of the foregoing, the Company reported a net operating loss of $262,266 for the nine months ended September 30, 2003. This compares with the net operating loss of $32,772 for the corresponding period of the prior year.

Liquidity and Capital Resources

     As of September 30, 2003 the Company had cash of $156,362 and a deficit in working capital of $62,628. This compares with cash of $34 and a deficit in working capital of $404,899 as of December 31, 2002.

     Cash used in operations for the nine months ended September 30, 2003 totaled $38,277. This compares with cash used in operations of $88,644 for the corresponding period of the prior year. The decrease is attributable to an increase in accounts payable and other liabilities which was partially offset by an increase in the net operating loss.

     The Company used $9,045 of cash in investing activities for the nine months ended September 30, 2003. This compares with cash provided from investing activities of $9,406 for the corresponding period of the prior year. For for the nine months ended September 30, 2003, the cash was used for the purchase of furnishings and equipment, while cash was provided by the sale of equipment in the corresponding period of the the prior year.

     Cash flows from financing activities totaled $203,650 for the nine months ended September 30, 2003. This compares to $79,197 for the corresponding period of the prior year. The increase in cash flows for the current period resulted from the sale of shares, while the funds from the prior period were proceeds from the issuance of related party notes.

     Since its inception in 1998, the Company has been looking for a business to develop, acquire or with which to merge. In 2001 and 2002, it attempted to develop a website news based service. When this operation failed for lack of funding, the Company was left again without active business operations saved to look for another business with which to acquire or merge. On May 2, 2003 the shareholders approved the acquisition of the assets of Safe Travel Care, a California general partnership for 4,400,000 of the Company's common stock. Although the Company has completed this acquisition, the Company must raise a significant capital to operate this business. Therefore, unless the Company is able to sell its shares or find debt financing, it will have insufficient funds to carry on its business operations for the next twelve months. In pursuant of this objective, the Company has launched a $1,000,000 private placement and has contracted for the sale of its shares to non-US persons as well. To date, funds from these sources have been raised and the company has begun to build the travel agent network necessary for the marketing of its products. However, to fully launch the sale of its products, the Company will need between $750,000 and $1,000,000 without which, the Company will be unable to fully execute its business plan.

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



                                         PRESIDENTIAL AIR CORPORATION


                                         /s/ Robert L. Schultz
                                         -------------------------------------
November 14, 2003                          Robert L. Schultz
                                         President

                                         /s/ LeRoy Wiloughby
November 14, 2003                       -------------------------------------
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


Date: November 14, 2003                    /s/ Robert L. Schultz
                                            -----------------------
                                            Robert L. Schultz
                                            President

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


Date: November 14, 2003                   /s/ LeRoy Wiloughby
                                           -----------------------
                                           LeRoy Wiloughby
                                           Treasurer and Chief Financial Officer