Form 10KSB
period 2003-12-31
SAFE TRAVEL CARE INC
filed 2004-05-06
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to _______________.

                           Commission File No. 0-26139


                             SAFE TRAVEL CARE, INC.
                ------------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                            91-1937382
---------------------------------               --------------------------------
(State or other jurisdiction of                 (I.R.S.
  incorporation or organization)                 Employer Identification Number)


                      8969 Oviedo St., San Diego, CA 92129
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (619) 855-1088

                 4225 Executive Square, #200, LaJolla, CA 92037
                                (Former Address)

Securities Registered Pursuant to Section 13 of the Act:
-------------------------- -------------------------------------------------

    Title of Each Class           Name of Each Exchange on Which Registered
            None                                    None
-------------------------- -------------------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes x No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for its most recent fiscal year were $0.

         As of April 15, 2004, 7,233,633 shares of Common Stock of the Registrant were outstanding and the aggregate of such shares held by non-affiliates (based on the closing sale price of such shares on the OTC:BB on April 15, 2004) was approximately $5,194,200.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                TABLE OF CONTENTS
                                                                          Page
PART I

         Item 1.  Description Of Business..................................  3
         Item 2.  Description Of Properties................................  4
         Item 3.  Legal Proceedings .......................................  4
         Item 4.  Submission Of Matters To A Vote Of Security Holders .....  4

PART II

         Item 5.  Market For Common Equity And
                  Related Stockholder Matters..............................  4
         Item 6.  Management's Discussion And Analysis.....................  5
         Item 7.  Financial Statements.....................................  7
         Item 8.  Changes In And Disagreements With Accountants
                  On Accounting And Financial Disclosure................... 17
         Item 8A. Controls And Procedures ................................. 17

PART III

         Item 9.  Directors, Executive Officers, Promoters
                  And Control Persons; Compliance With
                  Section 16(A) Of The Exchange Act........................ 18
         Item 10.Executive Compensation.................................... 19
         Item 11.Security Ownership Of Certain Beneficial
                  Owners And Management.................................... 19
         Item 12.Certain Relationships And Related Transactions............ 19
         Item 13.Exhibits And Reports Of Form 8-K.......................... 20
         Item 14. Principal Accountant Fees and Services................... 20

Signatures................................................................. 20

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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.     Business Development and Summary

(1)  Business Overview

Safe Travel Care, Inc., a Nevada corporation, hereinafter referred to as the "Company," was originally incorporated under the name Global-Link Enterprises, Inc., in the state of Nevada on November 20, 1998. On February 4, 2000 the Company filed a Certificate of Name Change with the State of Nevada to "MLM World News Today, Inc." which was granted on April 7, 2000. On August 6, 2002, the Company reverse split its shares on a one (1) for one hundred (100) basis, and on August 14, 2002, the Company amended its Articles of Incorporation to change its name to Presidential Air Corporation.

The Company is a development-stage company and has been seeking an entity for which to merge or to acquire. In furtherance of this objective, the Company entered into two agreements and plans of acquisition, one in November 2002 and the second in February 2003. Unfortunately, as a result of the due diligence process and based on subsequent events and the failure of certain fundings, the Company was unable to consummate these acquisitions. Accordingly, both of these transactions were abandoned and neither transaction ever became effective. On May 2, 2003, the Company executed an agreement to acquire all of the assets of Safe Travel Care, a California general partnership. Safe Travel Care (STC) is a travel protection service company with administrative authority concerning product development, sales, marketing, distribution, premium collection, customer and distributor services, claims adjudication and payment, regarding the sale of its "Secure" and "Secure Plus" travel protection plans. The travel protection plans focus on worldwide emergency medical evacuation and 24-hour emergency assistance with such essentials as trip cancellation reimbursement, travel delay, baggage delay, lost baggage compensation, medical/dental expense coverage, flight insurance, and accidental death benefits for a nominal cost per travel day.

As a result of the foregoing, there was also a change in the management of the Company. The new officers of the Company are Robert L. Schultz, President, Chief Executive Officer and Director, LeRoy Wiloughby, Treasurer, Chief Financial Officer and Director, Vernell P. Prout, Chief Operating Officer and Secretary, and Jason Vaughn, Director.

On May 2, 2003, the Company's shareholders changed the Company's name from Presidential Air Corporation to Safe Travel Care, Inc., reverse split its' shares on a 200:1 basis and re-authorized 200,000,000 common shares and 25,000,000 shares of preferred stock.

Because of the change in the Company's name and the 200:1reverse share split, the Company's trading symbol changed from PDAR to SFTV.

Safe Travel Care, Inc. (STC), headquartered in La Jolla, California, is publicly traded on the OTC BB under trading symbol "SFTV". STC is a travel protection service company currently developing a vast portfolio of travel insurance products and services. STC will initially market these products and services to North American travelers through alliances with travel professionals, Internet portals and insurance providers. Management of STC possesses expertise in the areas of product development, sales, traditional marketing, Internet marketing, distribution, premium collection, customer and distributor services, claims adjudication and payment control.

Safe Travel Care, Inc. is projecting to begin full operations in early July, 2004. An opportunity for STC's success exists for several reasons. National tourism and the travel industry growth is projected at 4%-6% per annum over the next two years. In addition, the events of 9/11 have awakened in the American traveler the need for Travel Insurance products. Sales of Travel Insurance rose from 8%-9% pre 9/11, to 24% of the traveling public post 9/11.

Safe Travel Care (STC) is a Travel Insurance Provider that specializes in the development, marketing and sale of highly competitive and cost effective tourism and travel insurance products. It will only offer travel insurance packages that provide it's customers the best value possible. STC will serve it's customers with respect, compassion and understanding. It is the mission of STC to become the foremost respected provider of travel insurance in North America.

STC's associates and management are passionate about their responsibility to the consumer. STC seeks to furnish the travel consumer only with products and services that fit the client's desires, budget, and needs.

ITEM 2.  DESCRIPTION OF PROPERTIES

Until March 31, 2004, the Company operated from a leased facility located at 4255 Executive Square, #200, La Jolla, CA 92037. This facility contains 3,755 square feet of office space. On April 1, 2004, the Company moved out of this leased facility and currently does not maintain an office. The Company does not own any other property.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during the year ended December 31, 2003.

1. A change of the Company's name from Presidential Air Corporation to Safe Travel Care, Inc. 2. A reverse split of the Company's shares on a 200:1 basis and a re-authorization of its' 200,000,000 common shares and 25,000,000 shares of preferred stock.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is available for trading in the over-the-counter market. The following table sets forth the price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                               2003                        2002
                          High       Low             High       Low
First Quarter             9.00       1.00            .03        .02
Second Quarter            2.80        .80            .025      .008
Third Quarter             1.70       1.15            .61*      .002
Fourth Quarter            1.35       1.01            .60*     .0021

         *        Reflects 1:100 reverse share split.

As of April 5, 2004, the Company's stock was quoted at $2.75 per share.

As of April 5, 2004, there were approximately 358 holders of record and approximately 660total shareholders of record of the Common Stock of the Company.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" that can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Results of Operations:

The results of operations for the year ended December 31, 2003 compared with December 31, 2002 do not lend themselves to accurate comparison as the Company was engaged in news and information distribution through the Internet for the year ended December 31, 2001. These operations were phased out during the year ended December 31, 2001 and the Company had no operations when control of the company passed to the shareholders of Presidential Air Corporation.

For the year ended December 31, 2003, the Company had no revenues. This compares with revenues of $1,285 generated from retail sales for the year ended December 31, 2002.

Cost of Goods Sold. The Company incurred no cost of goods sold during the years ended December 31, 2003 and December 31, 2002.

General and administrative expenses increased by $359,782, or 847.5%, to $402,235 for the year ended December 31, 2003, from $42,453 for the year ended December 31, 2002. The increase was a result of increased rent, staff salaries, consulting fees and legal fees.

Depreciation and Amortization for the years ended December 31, 2003 and December 31, 2002 were $23,814 and $31,784, respectively. During the year ended December 31, 2003, the Company incurred $23,814 in depreciation on its' office equipment and $0 in amortization. During the year ended December 31, 2002, the Company incurred $26,337 in amortization of website and hosting services which previously had been capitalized.

As a result of the foregoing, the company incurred a net operating loss of $426,049 for the year ended December 31, 2003. This compares to the net operating loss of $72,952 for the year ended December 31, 2002.

Liquidity and Capital Resources

As of December 31, 2003, the Company had cash of $25 and a deficit in working capital of $114,616. This compares to cash of $34 and a deficit in working capital of $82,893 as of December 31, 2002.

Cash used in operating activities increased by $82,489 for the year ended December 31, 2003, totaling $364,415. This compares to $281,926 used in operations for the year ended December 31, 2002.

For the year ended December 31, 2003, the Company's net operating loss increased by $353,097, primarily due to increased general and administrative expenses. This increase was partially reduced by depreciation and changes in the current accounts.

Cash flow used for investing activities decreased by $95 to $9,145 for the year ended December 31, 2003 from $9,240 for the year ended December 31, 2001. This decrease resulted from a decrease of $996 in the purchase of fixed assets, which was partially offset by a $901 increase in the acquisition of non-current assets.

Cash flows from financing activities increased by $82,390 to $373,550 for the year ended December 31, 2003 from $291,162 for the year ended December 31, 2002. The increase resulted from an increase in the issuance of common stock, which was partially offset by the repayment of related party notes of $53,102 and a decrease in the cash overdraft of $19,572.

The Company's current financial statements contain a "going concern" qualification as the Company has insufficient resources to meet its business plan for the next twelve months. Following the reverse split of its common shares and the acquisition of Safe Travel Care, the Company plans an equity offering. If this offering is not successful, the Company will have insufficient liquidity to continue its operations.

ITEM 7.  FINANCIAL STATEMENTS



                             SAFE TRAVEL CARE, INC.
                      (Formerly MLM World News Today, Inc.)
                              FINANCIAL STATEMENTS



                                 C O N T E N T S


Independent Auditors' Report................................................ 8

Balance Sheet............................................................... 9

Statements of Operations.................................................... 11

Statements of Cash Flows.................................................... 12

Statements of Stockholders' Equity (Deficit)................................ 13

Notes to Financial Statements............................................... 14

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Safe Travel Care, Inc.
(Formerly MLM World News Today, Inc.)
San Diego, California


I have audited the accompanying balance sheet of Safe Travel Care, Inc. (formerly MLM World News Today, Inc.) as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Travel Care, Inc. (formerly MLM World News Today, Inc.) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses and has a working capital deficit of $114,616, which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



Andrew M. Smith CPA
Long Beach, Ca
February 20, 2004

                             SAFE TRAVEL CARE, INC.
                      (Formerly MLM World News Today, Inc.)
                                  Balance Sheet
                           December 31, 2003 and 2002




                                                                  Assets


                                                          2003            2002
 Current Assets
        Cash and cash equivalents                        $   25           $  34


        Accounts receivable, net of allowance for             -               -
        Inventories                                           -           1,734
                                                    ------------   -------------
            Total Current Assets                             25           1,768
                                                    ------------   -------------


 Property, Plant, and Equipment
        Net of Accumulated Depreciation (Note 7)         62,432          78,101

 Other Assets
        Website, net                                     71,731          70,831

        Deposits                                         12,046             275

        Advances receivable                                               1,345

                                                    ------------   -------------

          Total Assets                                $ 146,234       $ 152,321
                                                    ============   =============

                             SAFE TRAVEL CARE, INC.
                      (Formerly MLM World News Today, Inc.)
                                  Balance Sheet
                           December 31, 2003 and 2002



                                 Liabilities and Stockholders Equity

                                                                       2003                    2002

 Current Liabilities
        Cash Defecit                                                 $  2,658               $  19,190
        Accounts Payable                                               92,476                  43,471
        Accrued liabilities                                            19,032                  22,000
        Deposits                                                          475

                                                               ---------------       -----------------
          Total Currrent Liabilities                                  114,641                  84,661

 Loans payable - related parties                                      270,390                 323,592



 Commitments and contingencies (Notes 8,  & 9)


        Total Liabilities                                             385,031                 408,253
                                                               ---------------       -----------------
                                                               ---------------       -----------------


 Stockholders' Equity
        Common Stock (200,000,000 shares authorized, par
       value $0.001, 7,170,295 and 663,156 shares issued and
       outstanding) (Note 2)                                            7,170                  97,378

        Additional Paid in Capital                                  2,714,805               2,181,413

        Accumulated deficit                                       (2,960,772)             (2,534,723)

                                                               ---------------       -----------------


            Total Equity                                            (238,797)               (255,932)
                                                               ---------------       -----------------

           Total Liabilities and Equity                             $ 146,234               $ 152,321
                                                               ===============       =================

                             SAFE TRAVEL CARE, INC.
                      (Formerly MLM World News Today, Inc.)
                             Statement of Operations
                     Years ended December 31, 2003 and 2002




                                                          2003                     2002


Revenues                                                $    -                  $  1,285

Cost of Goods Sold                                           -                         -
                                                 --------------            --------------

       Gross Margin                                          -                     1,285

Operating Expenses                                           -

       General and administrative                      402,235                    42,453
       Depreciation and amortization
                                                       23,814                    31,784
                                                 --------------            --------------


       Total Operating Expenses                        426,049                    74,237
                                                 --------------            --------------

Other Income (Expense)                                       -

       Interest Expense                                      -                         -
       Other Income                                                                    -
                                                 --------------            --------------

       Total Other Income (Expense)                          -                         -
                                                 --------------            --------------

Net Income (Loss)                                   $(426,049)                $ (72,952)
                                                 ==============            ==============

Basic and Diluted Loss per Share                     $  (0.11)               $    (0.22)
                                                 ==============            ==============

Weighted Average Number of
Shares Outstanding                                   3,749,950                   326,106
                                                 ==============            ==============


                             SAFE TRAVEL CARE, INC.
                      (Formerly MLM World News Today, Inc.)
                             Statement of Cash Flows
                      Year ended December 31, 2003 and 2002


                                                                    2003             2002

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                           $(426,049)          $ (72,952)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
   Depreciation and amortization                                   23,814              31,784
   Stock issued for service
Changes in operating assets and liabilities
     (Increase) decrease in
     Short term receivables                                         1,345
     Inventories                                                    1,734

     Increase(decrease) in
     Accounts payable                                              49,005            (84,314)
     Accrued liabilities                                              475            (38,318)
     Lease deposit payable                                        (14,739)          (118,126)

                                                            ----------------------------------
       NET CASH USED BY
       OPERATING ACTIVITIES                                      (364,415)          (281,926)

CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of Fixed Assets                                    (8,244)            (9,240)
    Acquisition of Other Non Current Assets                          (901)                 -
                                                            ----------------------------------
      NET CASH USED FOR
      INVESTING ACTIVITIES                                         (9,145)            (9,240)

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in cash overdraft                         (16,532)             3,040
    Proceeds from issuance of related party notes                                     51,950
    Payment of related party notes                                (53,102)
    Common stock issued                                           443,184            236,170
                                                            ----------------------------------
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                        373,550            291,160

Increase (Decrease) in Cash                                            (9)                (6)
    CASH AT BEGINNING OF PERIOD                                        34                 40
                                                            ----------------------------------


    CASH AT END OF PERIOD                                         $    25              $   34
                                                            ==================================

                           SAFE TRAVEL CARE, INC.
                      (Formerly MLM World News Today, Inc.)
                   Statement of Stockholders' Equity (Deficit)
                      Year ended December 31, 2003 and 2002


                                                 Common Stock           Paid in         Accumulated
                                              Shares        Amount      Capital           Defecit             Total
                                        ---------------------------   -------------   ---------------      -----------


Balance December 31, 2001                   188,378        $ 188       $2,042,431      $ (2,460,271)       $ (419,152)

Net Income/(Loss)                                                                           (74,452)          (74,452)

Common stock issued for services             17,500           18            8,504                                8,445

Common stock issued for convertible debt     44,778           45           26,737

Common stock issued for acquisition
of Presidential Air                         412,500          412          200,456                              247,735
                                        ------------------------- ---------------- ------------------ -----------------

Balance December 31, 2002                   663,156         $663       $2,278,128      $ (2,534,723)       $ (255,932)

Net Income/(Loss)                                                                          (426,049)         (426,049)

Proceeds from sale of stock               6,507,139        6,507          436,677                              443,184

Common stock issued for services

                                        ------------------------- ---------------- ------------------ -----------------

Balance December 31, 2003                 7,170,295       $7,170       $2,714,805       $(2,960,772)       $ (238,797)
                                        ========================= ================ ================== =================


                             SAFE TRAVEL CARE, INC.
                      (Formerly MLM World News Today, Inc.)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - NATURE OF ORGANIZATION
              The financial statements presented are those of Safe Travel Care, Inc. (the Company). The Company was organized under the laws of the State of Nevada on November 20, 1999. The Company was organized to develop a multi-level marketing resource web site to offer web site hosting and development services as well as a news portal for the multi-level marketing community. The Company was considered a development stage company until 2000 when it substantially began operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.  Accounting Method
              The financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

         b.  Basic Loss Per Share
              The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                                  For the Years Ended
                                                                    December 31,
                                                             2003                  2002

              Net (loss) (numerator)                     $ (426,049)            $ (72,952)

              Weighted average shares outstanding         3,749,950               326,106
                                                          ---------           -----------
              (denominator)

              Basic loss per share                     $      (0.11)        $      (0.22)
                                                       ============           ===========


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

                             SAFE TRAVEL CARE, INC.
                      (Formerly MLM World News Today, Inc.)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

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

NOTE 3 - GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant operations to date, nor does it have an established source of revenues sufficient to allow it to continue as a going concern. The Company has incurred significant losses and has a working capital deficit of $114,616.

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

              On May 2, 2003, the Company executed an agreement for the acquisition of the assets of Safe Travel Care, a California general partnership. Safe Travel Care (STC) is a travel protection service company with administrative authority concerning product development, sales, marketing, distribution, premium collection, customer and distributor services, claims adjudication and payment, regarding the sale of its' "Secure" and "Secure Plus" travel protection plans. The travel protection plans focus on worldwide emergency medical evacuation and 24-hour emergency assistance with such essentials as trip cancellation reimbursement, travel delay, baggage delay, lost baggage compensation, medical/dental expense coverage, flight insurance, and accidental death benefits for a nominal cost per travel day.

                             SAFE TRAVEL CARE, INC.
                      (Formerly MLM World News Today, Inc.)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


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

NOTE 5 - NOTES PAYABLE

              On December 31 1999, the Company borrowed $33,715. The note has a maturity date of December 31, 2000 and accrues interest at 12% per annum, unsecured. During 2000, an additional $11,885 was borrowed. At December 31, 2000, the unpaid principal balance was $42,698. Interest expense amounted to $11,727 and $4,629 at December 31, 2003 and 2002 respectively. The notes were repaid during 2001.

NOTE 6 - WEB SITE DEVELOPMENT

              The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The website is amortized over a period of 60 months, beginning March 1, 2000 on the straight-line basis:


                                                               December 31,
                                                         2003              2002
                                                        -------          -------
                           Website                   $ 132,583       $  131,684
                           Amortization                 60,852           60,852
                                                   -----------      ------------

                                                    $   71,731      $    70,832
                                                    ==========      ===========

              Amortization for the years ended December 31, 2003 and 2002 was $0 and $26,337, respectively.

                             SAFE TRAVEL CARE, INC.
                      (Formerly MLM World News Today, Inc.)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 7 - PROPERTY AND EQUIPMENT

              Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets, primarily from three to seven years. Property and equipment consisted of the following at December 31, 2003:

                                                                 December 31,
                                                            2003         2002
                                                          --------     --------

         Office equipment                                $  41,379    $  32,734
         Accumulated Depreciation - Office equipment        (6,850)      (6,850)
         Software                                           27,255       27,755
         Accumulated Depreciation - Software               (14,267)     (14,267)
         Computer equipment                                 50,939       50,939
         Accumulated depreciation- computer equipment      (36,023)     (12,210)
                                                         ----------   ---------
                                                         $  62,432    $  78,101
                                                         =========    =========

              Depreciation expense for the years ended December 31, 2003 and 2002 was $23,814 and $22,182, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

               During 2002 and 2003 there were no significant commitments and contingencies pending or outstanding.

NOTE 9 - LEASE COMMITMENT AND TOTAL RENTAL EXPENSE

               During 2003, the Company rented property under a month-to-month operating lease and requires monthly rentals of $10,851.


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

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"). Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective, that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

         The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.


Name                 Age    Title
-------             -----   ------
Robert L. Schultz    64     President,  Chief  Executive   Officer  and Director
LeRoy Wiloughby      67     Treasurer, Chief Financial Officer and Director
Vernell P. Prout     41     Chief Operating Officer
Jason Vaughn         28     Director of Information Technology

                  Each director has been elected to serve until the next annual meeting of the directors by the shareholders or until his respective successor has been duly elected and shall have qualified.

                  Robert L. Schultz - Mr. Schultz has over 35 years of proven business success in both the Travel and Insurance industries. His business career began in the travel industry while in College working for American Airlines and E.F. MacDonald Incentive Travel Company and worked closely with Chrysler Corporation, Holiday Inns, Toyota IBM and countless other Fortune 500 companies assisting and managing all aspects of their incentive travel programs around the globe. His extensive knowledge of the insurance industry stems from Prudential Insurance Company where he was responsible for building one of the largest and most successful district agency staffs in the United States. During his tenure at Prudential, he earned several sales, service, and management awards. Throughout his involvement with The Life Underwriters Training Counsel and General Agents Management Counsel, Mr. Schultz has trained agents for New York Life, Metropolitan Life, and Mass Mutual. His intense dedication, entrepreneurial spirit and goal-oriented focus have proven invaluable assets throughout his highly respected career. Mr. Schultz passes on that positive attitude at STC, where his goal is to provide the highest quality product and award winning customer service demanded by today's consumer. Mr. Schultz will serve as Chief Executive Officer and Director of our Company.

                  LeRoy Wiloughby - Mr. Wiloughby comes to Safe Travel Care from a successful four years as Chief Financial Officer for United Capital Finance. Prior to his involvement with United Capital, he retained top executive positions in Tokyo, Japan for over 24 years; having held such demanding roles as Chief Executive Officer of EDUCO International, Director of Japan and Korea for the Institute of Cultural Affairs (ICA), Dean of Bunka Gakuen, and founding professor for the Intercultural Studies Department of Bunka Women's University
(BWU). Possessing a Masters Degree from Northwestern University in Evanston, Illinois, Mr. Willoughby's professional experience encompasses a broad range of skills, including extensive public speaking experience in both Japanese and English for groups as large as two thousand people. His continuing international business associations and global colleague relations further support STC in its aspirations to become a premier worldwide provider of travel protection services. Mr. Wiloughby will serve as Chief Financial Officer and Director of our Company.

                  Vernell P. Prout - Ms. Prout comes to Safe Travel Care, Inc. as Chief Operating Officer having worked with both federal and city governments implementing employee training programs and winning numerous awards for her outstanding achievements. Formerly Vice President of Genesis Consulting Service, Ms. Prout oversaw the operations of Human Resources, Customer Service, Sales, Finance, and Training. Ms. Prout has demonstrated an ability to prioritize a broad range of responsibilities in order to achieve the maximum level of operating effectiveness and efficiency. Beginning her working career with Allstate Insurance, Ms. Prout is a valuable asset to STC with her extensive knowledge of the insurance industry. Her specialties include: troubleshooting, creativity, excellent interpersonal skills, and the ability to turn out high quality results on challenging and time-critical assignments, making her an essential and invaluable addition to the STC team.

                  Jason Vaughn - Mr. Vaughn acquired his Bachelor of Science Degree in Business Administration with a minor in Computer Science from California State University, San Marcos. Mr. Vaughn's extensive knowledge of web based computer programming and high technology management in business is complemented by his natural leadership skills. He brings to STC the specialized expertise necessary to succeed in today's high-tech marketplace, coupled with an enthusiastic, assertive attitude for success. With experience ranging from his extensive database implementation for the gaming division of Sony Computer Entertainment Association, to establishing FX Web Design as an industry leader in web hosting, design and development; Mr. Vaughn complements the STC team with his professional experience and technical expertise. Mr. Vaughn will serve as our Director of Information Technology

         Compliance with Section 16(a) of the Exchange Act.

         The persons obligated to make filings pursuant to Section 16(a) of the Exchange Act have not done so as of the date of this report. All such filings, however, are expected to be made within the next thirty days.

ITEM 10. EXECUTIVE COMPENSATION

                  For the year ended December 31, 2003, there was no compensation paid to any officer, director of the company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Security Ownership of Management and Certain Beneficial Owners

                  The following table sets forth as of April 15, 2004, the number of shares of the Company's Common Stock known to be held by beneficial owners of more than five percent of the Company's Common Stock.


 Name and Address of            Amount and Nature of
 Beneficial Owner               Beneficial Ownership            Percent of Class
 ----------------               --------------------            ---------------

    Paul Harbison                      128,019                        1.77%


    Wesley F. Gibbs                    10,000                         0.14%


    Arthur Faro                        2,000,000                     27.65%


    Christa D. Frans                   712,500                        9.85%


    J. Jeffrey Frans                   707,500                        9.78%


    Katherine R. Frans                 707,500                        9.78%
                                       -------                      ---------

    Total All Officers & Directors
     (1) person                      4,265,519                       58.97%
                                    -----------


                  ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended 2003 and 2002, $0 and $51,950, respectively, was loaned to the Company by officers and directors. At December 31, 2003 and December 31, 2002, the unpaid principal balance was $270,390 and $323,592, respectively. The loans are to be repaid with interest at rate of 10 percent.

Christa D. Frans, J. Jeffrey Frans and Katherine R. Frans are siblings.

                                     PART IV

ITEM 13.EXHIBITS AND REPORTS OF FORM 8-K

                  (a)     Exhibits

                  None

                  (b)     Reports on Form 8-K

                  None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For each of the prior two years, fees paid by the Company to its outside auditors have totaled $3,000, all of which relates to audit and review work.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SAFE TRAVEL CARE, INC.


                                By /s/ Robert L. Schultz

                                     Robert L. Schultz, Chief Executive Officer


                                By /s/ LeRoy Wiloughby

                                     LeRoy Wiloughby, Chief Financial Officer

Dated: May 4, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                       Title                                        Date

 /s/ Robert L. Schultz  President, Chief Executive Officer and Director     May 4,2004
-----------------------
 Robert L. Schultz

 /s/ LeRoy Wiloughby    Treasurer, Chief Financial Officer and Director     May 4,2004
-----------------------
LeRoy Wiloughby

/s/ Vernell P. Prout    Chief Operating Officer                             May 4,2004
-----------------------
Vernell P. Prout

/s/                     Director of Technology
                                                                            May ___, 2004
Jason Vaughn

                                 CERTIFICATIONS

I, Robert L. Schultz, certify that:

1. I have reviewed this annual report on Form 10-KSB of Safe Travel Care, Inc.;

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

Dated: May 4, 2004

By:/s/ Robert L. Schultz
Robert L. Schultz
Chief Executive Officer

I, LeRoy Wiloughby, certify that:

1. I have reviewed this annual report on Form 10-KSB of Safe Travel Care, Inc.;

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

Dated: May 4, 2004

By: /s/ LeRoy Wiloughby
LeRoy Wiloughby
Chief Financial Officer

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------
I, Robert Schultz, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Safe Travel Care, Inc. on Form 10-KSB for the quarterly period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Safe Travel Care, Inc.

By: /s/ LeRoy Wiloughby
--------------------------------
Name: Robert Schultz
Title: Chief Executive Officer
May 4, 2004

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------
I, LeRoy Wiloughby, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Safe Travel Care, Inc. on Form 10-KSB for the quarterly period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Safe Travel Care, Inc.

By: /s/ LeRoy Wiloughby
---------------------------
Name: LeRoy Wiloughby
Title: Chief Executive Officer
May 4, 2004