Form 10QSB
period 2004-03-31
SAFE TRAVEL CARE INC
filed 2004-05-13
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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



                      8969 Oviedo St., San Diego, CA 92129
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (858) 552-0841
                            -------------------------
                           (Issuer's telephone number)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     As of May 15, 2004, 7,170,295 shares of Common Stock of the issuer were outstanding.

                             Safe Travel Care, Inc.
                                      INDEX


                                                                        Page
                                                                       Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - March 31, 2004 (unaudited) and
           December 31, 2003 (unaudited)                                3

           Unaudited Statements of Income - For the
           three months ended March 31, 2004 and 2003                   4

           Unaudited Statements of Cash Flows-
           For the three months ended March 31, 2004 and 2003           5

           Notes to Consolidated Financial Statements                   6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                          7

  Item 3.  Controls and Procedures                                      8

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings
  Item 2.  Changes in Securities
  Item 3.  Defaults Upon Senior Securities
  Item 4.  Submission of Matters to a Vote of Security Holders
  Item 5.  Other Information
  Item 6.  Exhibits and Reports on Form 8-K
   Signature
   Certifications

Part I.

Item 1.  Financial Statements


                             Safe Travel Care, Inc.
                                  Balance Sheet


                                     Assets


                                                 March 31,       December 31,
                                                   2004             2003
                                                -----------      ------------

   Cash and cash equivalents                    $      25         $      25
                                                 --------          --------
Total Current Assets                                   25                25
                                                 --------          --------

Property, Plant and Equipment
   Net of Accumulated Depreciation                 56,478            62,432

Other Assets
   Website, net                                    71,731            71,731
   Deposits                                        12,046            12,046
                                                ---------         ---------
  Total assets                                   $140,280          $146,234
                                                =========         =========
Liabilities & Shareholders Equity

Current liabilities
        Cash deficit                                   10          $ 2,658
        Accounts payable                           94,890           92,476
        Accrued liabilities                         1,443           19,032
        Deposits                                   19,032              475
                                                ---------         --------
                Total current liabilties          115,375          114,641
Loans payable - related party                     289,910          270,390
                                                ---------         --------
                Total liabilities                 405,285          385,031
                                                ---------         --------
Shareholders' Equity
        Common Stock (200,000,000 shares
        authorized, par value $.001
        7,170,295 and 7,170,295 shares
        issued and outstanding                     7,170            7,170
        Additional paid-in capital             2,714,805        2,714,805
        Accumulated Deficit                   (2,986,980)      (2,960,772)
                                               ---------        ---------
                Total Equity                    (265,005)        (238,797)
                                               ---------        ---------
                Total liabilities &
                Shareholders' Equity            $140,280         $146,234
                                               =========        =========

                             Safe Travel Care, Inc.
                            Statement of Operations
                          Three Months Ended March 31

                                                   2004            2003
                                                  ------          -------

Revenues                                        $      -         $      -
Operating Expenses:                               20,254            2,573
Depreciation and Amortization                      5,954
                                                ---------        ---------
Total Operating Expenses                          26,208            2,573
                                                ---------        ---------

Net Income (loss)                               $(26,208)          (2,573)
                                                =========        ========

Basic and Diluted Loss Per Share                   $0.00            $0.00
                                                =========        ========
Weighted Average Number of Shares
Outstanding                                    7,170,295          491,885 *
                                               ==========        ========


* adjusted for the 1:200 reverse share split

                             Safe Travel Care, Inc.
                             Statement of Cash Flows
                         For the quarter ended March 31,


                                                        2004         2003
                                                      --------     ---------

Cash flows from operating activities
Net income                                           $(26,208)    $ (2,573)
Adjustments to reconcile net income to net
  cash provided By operating activities
Depreciation and amortization                           5,954            0
Changes in operating assets and liabilities
Increase (decrease) in
Accounts payable and cash deficits                       (234)
Accrued liabilities                                   (17,589)           -
Lease deposit payable                                  18,557
                                                     ---------     --------
Net cash provided by operating activities             (19,520)      (2,573)
                                                     ---------     --------
Cash flows from financing activities

Increase (decrease) in cash overdraft
Proceeds from issuance of related party notes          19,520        2,539
                                                     ---------     ---------
Net cash provided by financing activities              19,520        2,538
                                                     ---------     ---------
Increase (decrease) in cash                                 0          (34)
Cash at beginning of period                                25           34
                                                     ---------    ---------

Cash at end of period                                $     25     $     (0)
                                                     =========    ==========

                             Safe Travel Care, Inc.
                          Notes to Financial Statements


Note 1 - Basis of Presentation

The unaudited condensed financial statements of Safe Travel Care, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 10-KSB for the fiscal year ended December 31, 2003.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003

Revenues

     For the three months ended March 31, 2004 and 2003, the Company had no revenues. The Company's sole activity was to look for a company with which to merge or to acquire and to launch its insurance program.

Operating Expenses

     Operating expenses for the three months ended March 31, 2004 totaled $20,254. This compares with operating expenses of $2,523 for the corresponding period of the prior year. The increase in operating expenses is due to an increase in fees paid to independent contractors, ($9,881) an increase in payroll expenses ($4,997) and an increase in general office expenses.

Depreciation and Amortization

     The Company incurred depreciation and amortization expense of $5,954 for the three months ended March 31, 2004 from the depreciation of computer and office equipment. There was no depreciation or amortization expense for the three months ended March 31, 2003.

         As a result of the foregoing, the Company reported the net operating loss of $26,208 for the three months ended March 31, 2004. This compares to the net operating loss of $2,573 for the corresponding period of the prior year.

Liquidity and Capital Resources

     As of March 31, 2003 the Company had cash of $25 and a deficit in working capital of $115,350. This compares with cash of $25 and a deficit in working capital of $114,616 as of December 31, 2002.

     Cash used in operations for the three months ended March 31, 2004 totaled $19,520. This compares with cash used in operations of $2,573 for the corresponding period of the prior year. The increase is primarily attributable to an increase in the net operating loss.


         There were no cash flows from investing activities for the three months ended March 31, 2004 or 2003.

         Cash flows from financing activities totaled $19,520 for the three months ended March 31, 2004. This compares to $2,538 for the corresponding provision of the prior year. The increase in cash flows for both periods was provided by an increase the issuance of related party notes.

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

                None

     b)   Reports on Form 8-K

                None

                                    Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                         PRESIDENTIAL AIR CORPORATION


                                         /s/ Robert L. Schultz
                                         -------------------------------------
May 13, 2004                             Robert L. Schultz
                                         President

                                         /s/ LeRoy Willoughby
May 13, 2004                             -------------------------------------
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

Dated:  May 13, 2004

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

Dated: May 13, 2004

By:/s/ LeRoy Willoughby
--------------------------
LeRoy Willoughby
Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------------------------------

I, Robert L. Schultz, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Travel Care, Inc.; on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Safe Travel Care, Inc.


By: /s/ Robert L. Schultz
------------------------------
Name: Robert L. Schultz

Title: Chief Financial Officer

May 13, 2004

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------------------------------

I, LeRoy Willoughby, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Travel Care, Inc.; on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Safe Travel Care, Inc.


By: /s/ LeRoy Willoughby
------------------------------
Name: LeRoy Willoughby

Title: Chief Financial Officer

May 12, 2004