Form 10QSB
period 2004-06-30
SAFE TRAVEL CARE INC
filed 2004-08-30
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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



                     8969 Oviedo Street, San Diego, CA 92129
               -----------------------------------------------------
                    (Address of principal executive offices)

                                 (858) 552-0841
                            -------------------------
                           (Issuer's telephone number)


                          Presidential Air Corporation
                        --------------------------------
                                  (Former Name)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of August 1, 2004, 7,418,798 shares of Common Stock of the issuer were outstanding.

                             Safe Travel Care, Inc.
                                      INDEX


                                                                         Page
                                                                       Number
  PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Balance Sheets - June 30, 2004 (unaudited) and
           December 31, 2003 (audited)                                      3

           Unaudited Statements of Income - For the three months
           and Six Months ended June 30, 2004 and 2003                      5

           Unaudited Statements of Cash Flows-
           For the six months ended June 30,
           2004 and 2003                                                    6

           Notes to Consolidated Financial Statements                       7

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                              8

  Item 3.  Controls and Procedures                                          9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                9
  Item 2.  Changes in Securities and Small Business Issuer
           Purchaser of Equity Securities                                   9
  Item 3.  Defaults Upon Senior Securities                                  9
  Item 4.  Submission of Matters to a Vote of Security Holders              9
  Item 5.  Other Information                                                9
  Item 6.  Exhibits and Reports on Form 8-K                                10
   Signature                                                               10
   Certifications                                                          11

Part I.

Item 1.  Financial Statements


                             Safe Travel Care, Inc.
                                  Balance Sheet


                                     Assets


                                                 June 30,      December 31,
                                                   2004            2003
                                                ----------    --------------

 Current Assets
   Cash and cash equivalents                   $     211              25
                                                   -----           -----
    Total Current Assets                             211              25
                                                   -----           -----

Property, Plant and Equipment
   Net of Accumulated Depreciation (Note 5)        50,524          62,432

Other Assets
   Website, net                                    71,731          71,731
Deposits                                                -          12,046
                                                 --------        ---------
Total assets                                     $122,466        $146,234
                                                 ========        =========

                             Safe Travel Care, Inc.
                                  Balance Sheet


                       Liabilities and Stockholders Equity



                                                      June 30,      December 31,
                                                       2004             2003
                                                      ---------    -------------

Current liabilities
     Cash deficit                                     $       -       $  2,658
     Accounts payable                                    94,840         92,476
     Accrued liabilities                                  1,443            475
     Deposits                                            19,032         19,032
                                                        -------        -------
     Total Current liabilities                          115,315        114,641

Loans payable - related parties                         290,285        270,390
                                                        -------        -------

Total liabilities                                       405,599        385,031

Stockholders' Equity

     Common Stock (200,000,000 shares authorized,
     Par value $.001, and 7,233,613 and 7,170,000
     Shares issued and outstanding)                       7,233         7,170
     Additional paid in capital                       2,716,055     2,714,805
     Accumulated deficit                             (3,006,461)   (2,960,772)
                                                     ----------    -----------

Total equity                                           (283,133)     (238,797)
                                                      ---------      ---------

Total liabilities and equity                          $ 122,466     $ 146,234
                                                      =========      =========

                             Safe Travel Care, Inc.
                                Income Statement


                                Six Months Ended           Three Months Ended
                                    June 30,                    June 30,
                             -------------------           --------------------
                             2004           2003           2004            2003
                             ----           ----           ----            ----

REVENUE
Net revenue               $     -        $     -        $     -            $   -
Cost of sales                   -              -              -                -
                         --------         -------      ---------          --------
Gross Profit                    -              -              -                -

OPERATING EXPENSES
General &
administrative             33,781        164,235        13,527           161,662
Depreciation               11,908              -         5,954                 -
                                          ------                           ------
Total expenses             45,589        164,235        19,481           161,662
                          -------         ------        -------            ------

LOSS BEFORE
INCOME TAXES              (46,689)      (164,235)      (19,481)         (161,662)

INCOME TAX EXPENSE                             -                               -
                         ---------       --------      ---------          --------

NET LOSS                $ (45,689)     $(164,235)      (19,481)         (161,662)
                        =========       ========      =========          ========

LOSS PER SHARE
                        $   (0.01)        $(0.03)       $(0.01)           $(0.03)
                        =========       ========      =========          ========
WEIGHTED AVERAGE
SHARES OUTSTANDING*    7,233,613       7,170,000     7,233,613         7,170,000
                      ===========     ==========   ============        ==========

                             Safe Travel Care, Inc.
                            Statements of Cash Flows
                                   (Unaudited)



                                                For the Six Months Ended
                                                         June 30
                                           ------------------------------
                                           2004                      2003
                                           ----                      ----


Cash flows from operating activities
Net loss                                    (45,689)              (164,235)

Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization         11,908                      -
       Stock issued for services                  -                      -
(Increase) decrease in inventories                -                      -
Increase (decrease) in cash overdraft        (2,658)                63,100
Increase in accounts payable                  2,364                 55,788
Increase in accrued liabilities                 961                 27,815
Decrease in deposits                         12,042                      -
                                            --------               --------
Net cash (used) by operating activities     (21,072)               (17,532)
                                            ========               ========

Cash flows from investing activities

Purchase of property and equipment-net            -                    400
                                                 ----               -------
Net cash (Used) by Investing Activities           -                   (400)
                                                 ---                -------

Cash Flows from Financing Activities

Proceeds from the issuance of notes
 Payable - related party                      19,895                15,825
Capital Contribution                           1,353                 2,072
                                               ------                ------
Net cash Provided by Financing Activities     21,248                17,898
                                               ------                ------
Net Increase (decrease) in Cash                  176                   (34)
Cash at beginning of Period                       25                    34
                                               ------                ------
Ending Cash balance                              211                     0
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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

Three  Months  Ended June 30, 2004  compared to the Three  Months Ended June 30,
2003

Revenues

     For the three months ended June 30, 2004 and June 30, 2003, the Company had no revenues.


Operating Expenses

     Operating expenses for the three months ended June 30, 2004 totaled $19,481. This compares with operating expenses of $161,662 for the corresponding period of the prior year. The decrease is attributable to reduced rent and salary expenses. The Company also had depreciation expense of $5,954 in the three months ended June 30, 2004, but none in the corresponding period of the prior year.

         As a result of the foregoing, the Company reported a net operating loss of $19,481 for the three months ended June 30, 2004. This compares with a net operating loss of $161,662 for the corresponding period of the prior year.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

     For the six months ended June 30, 2004 and June 30, 2003 the Company had no revenues.

Operating Expenses

     Operating expenses for the six months ended June 30, 2004 totalled $45,689. This compares with operating expenses of $164,235 for the corresponding provision of the prior year. In the current year the Company had $11,908 of depreciation expense, but none in the period ended June 30, 2003. The decrease in general and administrative expenses of $130,454 is due to a decrease in staff expenses and rent.

         As a result of the foregoing, the Company reported a net operating loss of $45,689 for the six months ended June 30, 2004. This compares with the net operating loss of $164,235 for the corresponding period of the prior year.

Liquidity and Capital Resources

     As of June 30, 2004 the Company had cash of 211 and a deficit in working capital of $115,104. This compares with cash of $25 and a deficit in working capital of $270,365 as of December 31, 2003.

     Cash used in operations for the six months ended June 30, 2004 totaled $21,072. This compares with cash used in operations of $17,532 for the corresponding period of the prior year. The decrease is attributable to an decrease in the net operating loss and an increase in depreciation which was partially offset by a decrease in the current accounts.

     The Company expended 400 of cash in investing activities for the six months ended June 30, 2003. There was no investing activities for the current year.

     Cash flows from financing activities totaled $21,248 for the six months ended June 30, 2004. This compares to $17,898 for the corresponding provision of the prior year. The increase in cash flows for the current period resulted from an increase in loans which was partially offset by a decrease in capital contributions.

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



                                         PRESIDENTIAL AIR CORPORATION


                                         /s/ Robert L. Schultz
                                         -------------------------------------
August 20, 2004                          Robert L. Schultz
                                         President

                                         /s/ LeRoy Wiloughby
August 20,2004                          -------------------------------------
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


Date: August 20, 2004                     /s/ Robert L. Schultz
                                            -----------------------
                                            Robert L. Schultz
                                            President

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


Date: August 20, 2004                      /s/ LeRoy Wiloughby
                                           -----------------------
                                           LeRoy Wiloughby
                                           Treasurer and Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------

I, Robert L. Schultz, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Travel Care, Inc. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Safe Travel Care, Inc.


By: /s/ Robert L. Schultz
----------------------------
Name: Robert L. Schultz
Title: Chief Executive Officer
August 20, 2004

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------

I, LeRoy Wiloughby, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Travel Care, Inc. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Safe Travel Care, I nc.


By: /s/ LeRoy Wiloughby
----------------------------
Name: LeRoy Wiloughby
Title: Chief Financial Officer
August 20, 2004