Form 10QSB
period 2004-09-30
SAFE TRAVEL CARE INC
filed 2004-11-19
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of November 1, 2004, 7,615,983 shares of Common Stock of the issuer were outstanding.

                             Safe Travel Care, Inc.
                                      INDEX


                                                                            Page
                                                                          Number
  PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Balance Sheets - September 30, 2004 (unaudited) and
           December 31, 2003 (audited)                                      3

           Unaudited Statements of Income - For the three months
           and nine months and three months ended
           September 30, 2004 and 2003                                      5

           Unaudited Statements of Cash Flows-
           For the nine months and three months
           ended September 30, 2004 and 2003                                6

           Notes to Consolidated Financial Statements                       7

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                              8

  Item 3.  Controls and Procedures                                          9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                               10
  Item 2.  Unregistered Sales of Equity Securities and
              Use of Proceeds                                              10
  Item 3.  Defaults Upon Senior Securities                                 10
  Item 4.  Submission of Matters to a Vote of Security Holders             10
  Item 5.  Other Information                                               10
  Item 6.  Exhibits and Reports on Form 8-K                                11
   Signature                                                               11
   Certifications                                                          12

Part I.

Item 1.  Financial Statements



                             Safe Travel Care, Inc.
                                  Balance Sheet


                                     Assets


                                                 September       December
                                                    30,             31,
                                                   2004            2003
                                                ----------    --------------

 Current Assets
   Cash and cash equivalents                   $     290              25
                                                   -----           -----
    Total Current Assets                             290              25
                                                   -----           -----

Property, Plant and Equipment
   Net of Accumulated Depreciation (Note 5)           0          62,432

Other Assets
   Website, net                                   71,731          71,731
Deposits                                                -         12,046
                                                --------        ---------
Total assets                                    $ 72,021        $146,234
                                                ========        =========



               The accompanying notes are an integral part of the
                              financial statements

                             Safe Travel Care, Inc.
                                  Balance Sheet


                       Liabilities and Stockholders Equity



                                                     September        December
                                                        30,              31,
                                                       2004             2003
                                                     ---------    -------------

Current liabilities
     Cash deficit                                     $       -       $  2,658
     Accounts payable                                    48,133         92,476
     Accrued liabilities                                  1,623            475
     Deposits                                            58,007         19,032
                                                        -------        -------
     Total Current liabilities                          107,764        114,641

Loans payable - related parties                         322,375        270,390
                                                        -------        -------

Total liabilities                                       430,139        385,031

Stockholders' Equity

     Common Stock (200,000,000 shares authorized,
     Par value $.001, and 7,301,837 and 7,170,000
     Shares issued and outstanding)                       7,170         7,170
     Additional paid in capital                       2,714,805     2,714,805
     Accumulated deficit                             (3,080,093)   (2,960,772)
                                                     ----------    -----------

Total equity                                           (358,118)     (238,797)
                                                      ---------      ---------

Total liabilities and equity                          $  72,021     $ 146,234
                                                    ===========      =========


               The accompanying notes are an integral part of the
                              financial statements

                             Safe Travel Care, Inc.
                                Income Statement


                                Nine Months Ended           Three Months Ended
                                  September 30,              September 30,
                             -------------------           --------------------
                             2004           2003           2004            2003
                             ----           ----           ----            ----

REVENUE
Net revenue               $     -        $     -        $     -            $   -
Cost of sales                   -              -              -                -
                         --------         -------      ---------        --------
Gross Profit                    -              -              -                -

OPERATING EXPENSES
General &
administrative             44,981        262,266        11,200           211,545
Depreciation               11,908              -             -                 -
                                          ------        ------            ------
Total expenses             56,889        262,266        11,200           211,545
                          -------         ------        -------           ------

LOSS BEFORE
INCOME TAXES              (56,889)      (262,266)      (11,200)        (211,545)

INCOME TAX EXPENSE              -              -             -                -
                         ---------       --------      ---------        --------

LOSS ON DISPOSAL
OF ASSETS                  62,432              -        62,432                -

NET LOSS                $(119,321)     $(262,266)      (73,632)        (211,545)
                        =========       ========      =========         ========

LOSS PER SHARE
                        $   (0.02)       $(0.03)        $(0.01)          $(0.03)
                        =========       ========      =========         ========
WEIGHTED AVERAGE
SHARES OUTSTANDING*     7,301,837      7,170,000     7,436,801         7,170,000
                      ===========     ==========   ============       ==========


               The accompanying notes are an integral part of the
                              financial statements

                             Safe Travel Care, Inc.
                            Statements of Cash Flows
                                   (Unaudited)



                                                For the Nine Months Ended
                                                     September 30
                                             ------------------------------
                                                 2004            2003
                                                 ----            ----

Cash flows from operating activities
Net income (loss)                             (119,321)        (262,266)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss on disposal of asset                       62,432                -
Depreciation and amortization                        -                -
(Increase) decrease in inventories                   -                -
Increase (decrease) in cash overdraft                -                -
Increase (decrease) in accounts payable        (47,000)          83,188
Increase in accrued liabilities                  1,148              (15)
Decrease (Increase) in deposits                 51,021          140,816
                                               -------         --------
Net cash (used) by operating activities        (51,720)         (38,277)
                                               ========         ========
Cash flows from investing activities

Website development net                              -          157,977
                                                ------          -------
Net cash (Used) by Investing Activities              -         (157,977)
                                                ------          -------

Cash Flows from Financing Activities

Proceeds from the issuance of notes
 Payable - related party                        51,985          299,193
Capital Contribution                                 -           53,422
                                                ------           ------
Net Provided Financing Activities               51,985          352,615
                                                ------           ------
Net Increase (decrease) in Cash                  1,546          156,361
Cash at beginning of Period                     (1,256)               -
                                                ------           ------
Ending Cash balance                                290          156,361
                                                ======           ======








               The accompanying notes are an integral part of the
                              financial statements

                             Safe Travel Care, Inc.
                            Statements of Cash Flows
                                   (Unaudited)



                                                For the Three Months Ended
                                                       September 30
                                           ------------------------------
                                                2004            2003
                                                ----            ----

Cash flows from operating activities
Net income (loss)                             (73,632)        (262,266)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                       -                -
Loss on disposition of assets                  62,432                -
(Increase) decrease in inventories                  -                -
Increase (decrease) in cash overdraft               -                -
Increase (decrease) in accounts payable       (46,707)          83,188
Increase in accrued liabilities                   180                -
Decrease (Increase) in deposits                38,975          140,816
                                              -------         --------
Net cash (used) by operating activities       (18,752)         (38,277)
                                              ========        ========
Cash flows from investing activities

Purchase of Property & Equipment - net              -           (9,045)
Website development net                             -                -
                                                ------         -------
Net cash (Used) by Investing Activities             -           (9,045)
                                                ------         -------

Cash Flows from Financing Activities

Proceeds from the issuance of notes
 Payable - related party                        18,831               -
Proceeds from the issuance of shares                 -         203,650
Capital Contribution                                 -               -
                                                ------          ------
Net Provided Financing Activities               18,831         203,650
                                                ------          ------
Net Increase (decrease) in Cash                     79         156,328
Cash at beginning of Period                        211              34
                                                ------          ------
Ending Cash balance                                290         156,362
                                                ======          ======








                          The accompanying notes are an
                         integral part of the financial
                                   statements

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



Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation
Three Months Ended September 30, 2004 compared to the Three Months Ended September 30, 2003.

Revenues

For the three months ended September 30, 2004 and September 30, 2003, the Company had no operating revenues.


Operating Expenses

Operating expenses for the three months ended September 30, 2004 totaled $11,200. This compares with operating expenses of $211,545 for the corresponding period of the prior year. The decrease is attributable to reduced rent and salary expenses. For the three months ended September 30, 2004, the company also incurred a loss of $62,432 on the disposition of fixed assets.

As a result of the foregoing, the Company reported a net loss of $73,632 for the three months ended September 30, 2004. This compares with a net operating loss of $211,545 for the corresponding period of the prior year.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenues

For the nine months ended September 30, 2004 and September 30, 2003 the Company had no revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2004 totaled $56,889. This compares with operating expenses of $262,266 for the corresponding period of the prior year. The decrease is attributable to reduced rent and salary expenses.

As a result of the foregoing, the Company reported a net loss of $119,321 for the nine months ended September 30, 2004, including a loss on the disposition of fixed assets of $62,432. This compares with a net operating loss of $262,266 for the corresponding period of the prior year.

Liquidity and Capital Resources

As of September 30, 2004 the Company had cash of 290 and a deficit in working capital of $107,474. This compares with cash of $25 and a deficit in working capital of $270,365 as of December 31, 2003.

Cash used in operations for the nine months ended September 30, 2004 totaled $51,720. This compares with cash used in operations of $38,277 for the corresponding period of the prior year. The increase is attributable to a decrease in accounts payable.

The Company expended $9,045 of cash in investing activities for the nine months ended September 30, 2003. There was no investing activity for the current year.

Cash flows from financing activities totaled $18,831 for the nine months ended September 30, 2004. This compares to $203,650 for the corresponding provision of the prior year. The decrease in cash flows for the current period is a result of the proceeds for the issuance of shares in 2003.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item. 3. Defaults Upon Senior Securities

         None

Item 4.  Submissions of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits
    None

b)  Reports on Form 8-K None

                                    Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                         Safe Travel Care, Inc.


                                         /s/ Robert L. Schultz
                                         -------------------------------------
November 16, 2004                          Robert L. Schultz
                                         President

                                         /s/ LeRoy Wiloughby
November 16, 2004                          -------------------------------------
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

Date: November 16, 2004                     /s/ Robert L. Schultz
                                            -----------------------
                                            Robert L. Schultz
                                            President

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


Date: November 16, 2004                      /s/ LeRoy Wiloughby
                                           -----------------------
                                           LeRoy Wiloughby
                                           Treasurer and Chief Financial Officer

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------

I, Robert L. Schultz, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Travel Care, Inc. on Form 10-QSB for the quarterly period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Safe Travel Care, Inc.


By: /s/ Robert L. Schultz
----------------------------
Name: Robert L. Schultz
Title: Chief Executive Officer
November 16, 2004

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------

I, LeRoy Wiloughby, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Travel Care, Inc. on Form 10-QSB for the quarterly period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Safe Travel Care, Inc.


By: /s/ LeRoy Wiloughby
----------------------------
Name: LeRoy Wiloughby
Title: Chief Financial Officer
November 16, 2004