Form 10KSB/A
period 2003-12-31
SAFE TRAVEL CARE INC
filed 2005-02-15
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                  Amendment No. 1

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
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
  incorporation or organization)


                      8969 Oviedo St., San Diego, CA 92129
                      ------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: (858) 552-0841

                 4225 Executive Square, #200, LaJolla, CA 92037
                 ----------------------------------------------
                                (Former Address)


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

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [x] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its fiscal year ended December 31, 2003 were $0.

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


             EXPLANATORY NOTE REGARDING THIS AMENDMENT OF FORM 10-KSB

This Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, is being filed for the purpose of including the proper audited financials from a Registered Public Accounting Firm. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications required by Rule 15d-14(a) are also included as Exhibits 31.1 and 31.2. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment No. 1.


-PAGE-


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

-PAGE-


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

                                       3
-PAGE-

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

                                       4
-PAGE-



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

                                       5
-PAGE-


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

General and administrative expenses increased by $359,782, or 847.5%, to $402,235 for the year ended December 31, 2003, from $42,453 for the year ended December 31,2002. The increase was a result of increased rent, staff salaries, consulting fees and legal fees.

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


                                       6
-PAGE-


ITEM 7.  FINANCIAL STATEMENTS - UNAUDITED



            SAFE TRAVEL CARE, INC.

              TABLE OF CONTENTS



                                                             Page

Report of Independent Registered Public Accounting Firm        1

Balance Sheet as of December 31, 2003 and 2002                 2

Statement of Operations for the years ended
   December 31, 2003 and 2002                                  3

Statement of Stockholders' Equity (Deficit) for the
   year ended December 31, 2003 and 2002                       4

Statement of Cash Flows for the years ended December 31,
   2003 and 2002                                               5

Notes to the Financial Statement                             6 - 10














                                       7
-PAGE-



                 E. Randall Gruber, CPA, PC



   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SAFE TRAVEL CARE, INC.

I have audited the accompanying balance sheets of Safe Travel Care, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Care Travel, Inc. as of December 31, 2003, and 2002 and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


E. Randall Gruber, CPA, PC


St. Louis, Missouri
February 11, 2005




                                       8	F1
-PAGE-



                        SAFE TRAVEL CARE, INC.
                            Balance Sheet
                     December 31, 2003 and 2002



                                                      2003         2002
                                                  ----------  ------------
                    ASSETS

Current assets
     Cash and cash equivalents                     $     25    $       34
     Advances receivable                                            1,345
     Inventories                                                    1,735
                                                  ----------  ------------

          Total current assets                           25         3,114

Property and equipment, net                          62,432        78,101

Other assets
     Intangible assets, net                          45,215        70,831
     Deposits                                        12,046           275
                                                  ----------  ------------

          Total other assets                         57,261        71,106
                                                  ----------  ------------

          Total assets                              119,718       152,321
                                                  ==========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Bank overdraft                                   1,280        19,190
     Accounts payable                                92,671        43,471
     Accrued liabilities                                475
     Deposits                                        19,032        22,000
                                                  ----------  ------------

          Total current liabilities                 113,458        84,661

Notes payable                                       270,390       323,592
                                                  ----------  ------------

          Total liabilities                         383,848       408,253

Stockholders' equity
     Common stock (200,000,000 shares authorized,
      $.001 par value, 7,170,295 and 663,156
      share issued and outstanding                    7,170          663

     Additional paid in capital                   2,714,805    2,278,128
     Accumulated deficit                         (2,986,105)  (2,534,723)
                                                  ----------  ------------


     Total stockholders' equity (deficit)          (264,130)    (255,932)
                                                  ----------  ------------

     Total liabilities and stockholders'         $  119,718   $  152,321
     equity (deficit)                             ==========  ============



        See accompanying note to financial statements





                                       9	F2
-PAGE-





                       SAFE TRAVEL CARE, INC.
                      Statement of Operations
          For the years ended December 31, 2003 and 2002




                                                       2003         2002
                                                  -----------  ------------

Revenues                                           $    ---     $   1,285

Cost of sales                                           ---           ---
                                                  ----------  ------------

          Gross profit                                  ---         1,285

General and administrative expenses                 451,382        74,237
                                                  ----------  ------------

          Net loss                               $ (451,382)    $ (72,952)
                                                  ==========  ============

Weighted average number of shares outstanding     3,749,950       326,106
                                                  ==========  ============

Basic and diluted net loss per common share      $    (0.12)     $  (0.22)
                                                  ==========  ============




        See accompanying note to financial statements






                                       10	F3
-PAGE-



                    SAFE TRAVEL CARE, INC.
                   Statement of Cash Flows
        For the years ended December 31, 2003 and 2002



                                                          2003         2002
                                                     -----------   -----------
Cash flows from operating activities:
   Net loss                                          $ (451,382)   $ (72,952)

   Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization                      50,330       31,784
      Stock issued as compensation for services                        8,522
      Stock issued for convertible debt                               26,782
      Stock issued to acquire Presidential Air, Inc.                 200,866

      Changes in operating assets and liabiities:
         Advances receivable                              1,345
         Inventories                                      1,734
         Bank overdraft                                 (17,714)       3,040
         Accounts payable                                49,005      (84,314)
         Accrued liabilities                                475      (38,318)
         Deposits payable                                (2,968)    (118,126)
                                                     -----------   -----------

          Net cash used by operating activities        (369,175)     (42,716)

Cash flows from investing activities:
    Acquisition of fixed assets                          (8,244)      (9,240)
    Increase in security deposits                       (11,771)
    Acquisition of intangible assets                       (901)
                                                     -----------   -----------

          Net cash used for investing activities        (20,916)      (9,240)

Cash flows from financing activities:
    Proceeds from issuance of notes to related party                  51,950
    Repayment of notes to related party                 (53,102)
    Proceeds from issuance of common stock              443,184
                                                     -----------   -----------

          Net cash provided by financing activities     390,082       51,950
                                                     -----------   -----------

Increase (decrease) in cash and cash equivalents             (9)          (6)

Cash and cash equivalents, beginning of year                 34           40
                                                     -----------   -----------

Cash and cash equivalents, beginning of year             $   25      $    34
                                                     ===========   ===========




        See accompanying note to financial statements






                                       11	F4
-PAGE-



                                 SAFE TRAVEL CARE, INC.
                      Statement of Stockholders' Equity (Deficit)
                     For the years ended December 31, 2003 and 2002

                                                                   Additional
                                               Common Stock         Paid-In      Accumulated
                                            Shares      Amount      Capital        Deficit        Total
                                           ---------   --------  -----------  --------------  ------------

Balance December 31, 2001                   188,378    $  188    $ 2,042,431   $ (2,461,771)  $ (419,152)

Net loss                                                                            (72,952)     (72,952)

Common stock issued for services             17,500        18          8,504                       8,522

Common stock issued for convertible debt     44,778        45         26,737                      26,782

Common stock issued for acquisition of
  Presidential Air Corporation              412,500       412        200,456                     200,868
                                           ---------   --------  -----------  --------------  ------------

Balance December 31, 2002                   663,156       663      2,278,128     (2,534,723)    (255,932)

Net loss                                                                           (451,382)    (451,382)

Proceeds from sale of stock               6,507,139     6,507        436,677                     443,184
                                           ---------   --------  -----------  --------------  ------------

Balance December 31, 2003                 7,170,295   $ 7,170    $ 2,714,805   $ (2,986,105)  $ (264,130)
                                           =========   ========  ===========  ==============  ============




        See accompanying note to financial statements




                                        12	F5
-PAGE-






                    SAFE TRAVEL CARE, INC.

                 NOTES TO FINANCIAL STATEMENTS

Note 1 - Background and Summary of Significant Accounting Policies

Background

Safe Travel Care, Inc. (the "Company"), a Nevada corporation is headquartered in La Jolla, California. The Company is a travel protection service company with administrative authority concerning product development, sales, marketing, distribution, premium collections, customer and distributor services, claims adjudication and payment, regarding the sales of its "Secure" and "Secure Plus" travel protection plans. The travel protection plans focus on worldwide emergency medical evacuation and twenty-four hour emergency assistance with such essentials as trip cancellation reimbursement, travel delay, baggage delay, lost baggage compensation, medical / dental expense coverage, flight insurance, and accidental death benefits for a nominal cost per travel day.

The Company was originally incorporated under the name Global-Link Enterprises, Inc. in the state of Nevada on November 20, 1998. On February 4, 2000 the Company filed a Certificate of Name Change with the State of Nevada to "MLM World News Today, Inc." which was granted on April 7,2000. On August 14, 2002, the Company changed its name to Presidential Air Corporation.

On May 2, 2003, the Company executed an agreement to acquire all of the assets of Safe Travel Care, a California general partnership, and changed the Company's name from Presidential Air Corporation to Safe Travel
Care, Inc.

Following is a summary of the Company's significant accounting policies.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

Management intends to raise financing through the issuance of its common stock or other means and interests that it deems necessary, with a view to moving forward with the development of the travel protection service company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when services are performed or products are delivered. The cost of shipping and handling are charged directly to cost of sales at the time of shipment. Sales are recorded net of returns, discounts and allowances.


                                       13	F6
-PAGE-



Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents.

The Company maintains its cash in well-known banks selected based upon management's assessment of the bank's financial stability. Balances may periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalent.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130,
"Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2003 and 2002, the Company has no items that represent other comprehensive income, and accordingly, has not included a schedule of comprehensive income in the financial statements.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended December 31, 2003 and 2002.

Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


                                       14	F7
-PAGE-



Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2003, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." Under
APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of the grant of the deemed fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB
Interpretation No. 28 over the vesting period of the individual options. Accordingly, because the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized.
Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the year ended December 31, 2003, the Company had no revenue.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows, associated with the asset or the asset's estimated fair value to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

Recent Accounting Pronouncements

In December, 2003, the Securities and Exchange Commission
("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 11, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic, 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the financial statements.



                                       15	F8
-PAGE-



During May, 2003 the FASB issued SFAS 150 - "Accounting for
Certain Financial Instruments with characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. Some of the provisions of the Statement are consistent with the current definition of liabilities in FASB
Concepts Statement No. 6, Elements of Financial Statements.
The adoption of this statement had no impact on the Company's financial statements.

Note 2 - Property and Equipment

Property and equipment are recorded at cost. Property and equipment consisted of the following at December 31, 2003:

       Office equipment                      $ 41,379
       Software                                27,255
       Computer equipment                      50,938
                                             ----------
                                               119,572
       Less - Accumulated depreciation          57,140
                                             ----------
                                              $ 62,432
                                             ==========

Depreciation expense for the year ended December 31, 2002 was $23,814.

Note 3 - Intangible Asset

The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers. The website is amortized over a period of sixty months, beginning
March 1, 2000 on the straight-line basis. Intangible assets consist of the following at December 31, 2003:

       Website                               $ 132,583
       Less - Accumulated amortization          87,368
                                            ------------
                                               45,215
                                            ============

Note 4 - Notes Payable

Notes payable consist of notes issued to the Company by former officers and directors. The loans are to be repaid with interest of 10% per annum. Loans payable total $270,390 at December 31, 2003.



Note 5 - Income Taxes

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2003 is as follows:


       Federal income tax rate                   34.00%
       Effect of net operating loss             -34.00%
                                              -----------
       Effective income tax rate                  0.00%


Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

       Net loss carryforward                  $ 2,461,771

The Company may offset net operating loss carryforwards against future taxable income through the year 2021. No tax benefit has been reported in the financial statements as the Company believes that the carry-forward will expire unused. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.


                                       16	F9
-PAGE-



Note 6 - Operating Leases

The Company rents property under a month-to-month lease. Monthly rentals are in the amount of $10,851.


Note 7 -  Contingencies

The Company is a defendant in a lawsuit filed against several individuals and the Company. The lawsuit was filed seeking repayment of a loan in the approximate amount of $100,000. The Company believes that this obligation is the responsibility of the individuals and that the Company has little or no exposure.























                                       17	F10
-PAGE-



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















                                       18
-PAGE-



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

                                       19
-PAGE-

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


 Name and Address of            Amount and Nature of
 Beneficial Owner               Beneficial Ownership         Percent of Class
 ----------------               --------------------         ---------------

    Paul Harbison                      128,019                     1.77%


    Wesley F. Gibbs                    10,000                      0.14%


    Arthur Faro                        2,000,000                  27.65%


    Christa D. Frans                   712,500                     9.85%


    J. Jeffrey Frans                   707,500                     9.78%


    Katherine R. Frans                 707,500                     9.78%
                                       -------                   ---------

    Total All Officers & Directors
     (1) person                      4,265,519                    58.97%
                                    -----------                  ---------


                  ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended 2003 and 2002, $0 and $51,950, respectively, was loaned to the Company by officers and directors. At December 31,2003 and December 31, 2002, the unpaid principal balance was $270,390 and $323,592, respectively. The loans are to be repaid with interest at rate of 10 percent.

                                       20
-PAGE-


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

                             SAFE TRAVEL CARE, INC.


                                By /s/ Robert L. Schultz
                                   ---------------------
                                     Robert L. Schultz, President


                                By /s/ LeRoy Wiloughby
                                   -------------------
                                     LeRoy Wiloughby, Chief Financial Officer

Dated: February 14, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                       Title                                        Date

 /s/ Robert L. Schultz  President, Chief Executive Officer and Director     February 14, 2005
-----------------------
 Robert L. Schultz

 /s/ LeRoy Wiloughby    Treasurer, Chief Financial Officer and Director     February 14, 2005
-----------------------
LeRoy Wiloughby




                                       21
-PAGE-