Form 10KSB
period 2004-12-31
SAFE TRAVEL CARE INC
filed 2005-04-21
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT

       OF 1934

For the Fiscal Year Ended December 31, 2004

[  ]  TRANSITION REPORT PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE

      ACT OF 1934

For the transition period from ______________ to _______________.

Commission File No. 0-26139

SAFE TRAVEL CARE, INC.

(Name of small business issuer in its charter)

                                 Nevada                                                                          91-1937382

                (State or other jurisdiction of                                       (I.R.S. Employer Identification Number)

              incorporation or organization)

2011A San Elijo Ave., Cardiff, CA 92007

(Address of Principal Executive Offices)   (Zip Code)

Registrant's Telephone Number, Include Area Code: (760) 634-3056

8969 Oviedo St., San Diego, CA   92129

(Former Address)

Securities Registered Pursuant to Section 13 of the Act:

       Title of Each Class                                Name of Each Exchange on Which Registered

                        None                                                                        None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [   ]

State issuer's revenues for its most recent fiscal year: $0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2004 is $3,484,810.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 58,080,181 shares issued and outstanding as of December 31, 2004.

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

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of the Company's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Safe Travel Care's actual results may differ materially from those indicated by the forward-looking statements.

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

Since its inception in 1998, the Company has been looking for a business to develop, acquire or with which to merge. In 2001 and 2002, it attempted to develop a website news based service. When this operation failed for lack of funding, the Company was left again without active business operations and searched for another business with which to acquire or merge. On May 2, 2003 the shareholders approved the acquisition of the assets of Safe Travel Care, a California general partnership for 4,400,000 of the Company's common stock. Although the Company has completed this acquisition, the Company must raise a significant capital to operate this business. Therefore, unless the Company is able to sell its shares or find debt financing, it will have insufficient funds to carry on its business operations for the next twelve months. To date, limited funds from sources have been raised, and there can be no guaranty that any offering will yield the funds necessary for the Company to carry on its business operations. Without sufficient funding the Company will be unable to continue as a going concern

B.

Business of Issuer

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

The Company is headquartered in Cardiff, California, is publicly traded on the OTC BB under trading symbol "SFTV". The Company is a travel protection service company currently developing a portfolio of travel insurance products and services. The Company plans to initially market these products and services to North American travelers through alliances with travel professionals, Internet portals and insurance providers. Management of STC possesses expertise in the areas of product development, sales, traditional marketing, Internet marketing, distribution, premium collection, customer and distributor services, claims adjudication and payment control.

ITEM 2.  DESCRIPTION OF PROPERTIES

Until March 31, 2004, the Company operated from a 3,755 square foot leased facility located at 4255 Executive Square, #200, La Jolla, CA 92037. As of April 1, 2005, the Company operates from a 352 square foot leased facility located at 2011A San Elijo Avenue, Cardiff, CA 92007. The Company does not own any property.

ITEM 3.  LEGAL PROCEEDINGS

On May 22, 2001, Boss Manufacturing,   Inc.,  an  informational   packaging manufacturer,  alleged that the Company has not been  fulfilling its contractual obligations.  A Civil Case, No.  010904012, was filed in The Third Judicial District Court for Salt Lake County, Utah. The Company has filed its responses to the complaints.  There has been no activity involving this case for over two years.

On May 21, 2001, two employees and a consultant filed complaints against the Company for wrongful terminations. Case No. GICK67752 was filed in the Superior Court for the State of California, County of San Diego. The Company has filed responses to these complaints. The Company settled this case on a basis favorable to the Company.

In 2002, Global Funding Group, Inc. filed a complaint against two individuals and Presidential Air Corporation, Case No. 020914625, filed in the District Court of the Third Judicial District in Salt Lake County, Utah, seeking repayment (plus interest) of advances from the plaintiff and outside parties totaling $99,000, a deficient deposit toward a failed attempt to purchase MLM World News Today, Inc. This case remains in litigation, the outcome uncertain.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the year ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is available for trading in the over-the-counter market. The following table sets forth the price per share for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

The following table sets forth the high and the low bid quotations for the common stock as reported on the OTC Electronic Bulletin Board® for the periods indicated.  Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Low Bid	High Bid

Three months ended March 31, 2003	$1.00	$9.00
Three months ended June 30, 2003	$0.80	$2.80
Three months ended September 30, 2003	$1.15	$1.70
Three months ended December 31, 2003	$1.01	$1.35
Three months ended March 31, 2004	$0.65	$4.25
Three months ended June 30, 2004	$0.60	$2.20
Three months ended September 30, 2004	$0.08	$0.60
Three months ended December 31, 2004	$0.004	$0.09

As of December 31, we had approximately 58,080,181 shares of our common stock issued and outstanding held by approximately 360 stockholders of record.  Our Transfer Agent is Pacific Stock Transfer Company, 500 E. Warm Springs Rd., Ste. 240 Las Vegas, NV 89119… telephone (702) 361-3033.

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

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

Results of Operations:

The results of operations for the year ended December 31, 2004 compared with December 31, 2003 do not lend themselves to an accurate comparison as the Company was engaged in news and information distribution through the Internet for the year ended December 31, 2002. These operations were phased out during the year ended December 31, 2003 and the Company had no operations when control of the company passed to the shareholders of the Company.

For the year ended December 31, 2004, the Company had no revenues. This compares with no revenues for the year ended December 31, 2003.

Cost of Goods Sold.

The Company incurred no cost of goods sold during the years ended December 31, 2004 and December 31, 2003.

General and administrative expenses decreased by $332,265, to $128,177 for the year ended December 31, 2004, from $451,382 for the year ended December 31, 2003. The decrease was a result of decreased rent and staff salaries.

Depreciation and Amortization for the years ended December 31, 2004 and December 31, 2003 were $26,516 and $50,330, respectively. During the year ended December 31, 2004, the Company incurred $26,516 in depreciation on its' office equipment and $0 in amortization.

As a result of the foregoing, the company incurred a net operating loss of $243,352 for the year ended December 31, 2004. This compares to the net operating loss of $451,382 for the year ended December 31, 2003.

Liquidity and Capital Resources

As of December 31, 2004, the Company had cash of $7,207 and a deficit in working capital of $26,376. This compares to cash of $25 and a deficit in working capital of $114,616 as of December 31, 2003.

Cash used in operating activities for the year ended December 31, 2004 totaled $138,319. This compares to $369,175 used in operations for the year ended December 31, 2003.

Cash flow used for investing activities was $36,085 for the year ended December 31, 2004, up 50,001 from the year ended December 31, 2003.

Cash flows from financing activities were $109,416 for the year ended December 31, 2004, a decrease from $390,082 for the year ended December 31, 2003.

The Company's current financial statements contain a "going concern" qualification as the Company has insufficient resources to meet its business plan for the next twelve months. If future offerings by the Company are not successful, the Company will have insufficient liquidity to continue its operations.

ITEM 7.  FINANCIAL STATEMENTS - AUDITED

SAFE TRAVEL CARE, INC.

E. Randall Gruber, CPA, PC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SAFE TRAVEL CARE, INC.

I have audited the accompanying balance sheets of Safe Travel Care, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Care Travel, Inc. as of December 31, 2004, and 2003 and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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

E. Randall Gruber, CPA, PC

St. Louis, Missouri

April 4, 2005

F1

SAFE TRAVEL CARE, INC.

Balance Sheet

December 31, 2004 and 2003

	2004	2003

ASSETS

Current assets
Cash and cash equivalents	$7,207	$25
Prepaid services - Related parties	120,000

Total current assets	127,207	25

Property and equipment, net		62,432

Other assets
Intangible assets, net	18,700	45,215
Deposits		12,046

Total other assets	18,700	57,261

Total assets	145,907	119,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft		1,280
Accounts payable	98,908	92,671
Accrued liabilities	54,675	475
Deposits		19,032

Total current liabilities	153,583	113,458

Notes payable	292,630	270,390

Total liabilities	446,213	383,848

Stockholders' equity
Common stock (200,000,000 shares authorized, $.001 par
value, 58,080,181 and 7,170,295 share issued and outstanding	58,080	7,170
Additional paid in capital	2,871,071	2,714,805
Accumulated deficit	(3,229,457)	(2,986,105)

Total stockholders' equity (deficit)	(300,306)	(264,130)

Total liabilities and stockholders' equity (deficit)	$145,907	$119,718

See accompanying note to financial statements

F2

SAFE TRAVEL CARE, INC.

Statement of Operations

For the years ended December 31, 2004 and 2003

		2004		2003

Revenues	$	---	$	---

Cost of sales		---		---

Gross profit		---		---

General and administrative expenses		(128,177)		(451,382)

Loss from operations		(128,177)		(451,382)

Other expenses
Interest expense		88,829		---
Loss on disposal of assets		26,346		---

Net loss		$(243,352)		$(451,382)

Weighted average number of shares outstanding		13,667,400		3,749,950

Basic and diluted net loss per common share		$(0.01)		$(0.12)

See accompanying note to financial statements

F3

SAFE TRAVEL CARE

Statement of Stockholders' Equity (Deficit)

For the years ended December 31, 2004 and 2003

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2002	663,156	663	2,278,128	(2,534,723)	(255,932)

Net loss	---	---	---	(451,382)	(451,382)

Proceeds from sale of stock	6,507,139	6,507	436,677		443,184

Balance December 31, 2003	7,170,295	$7,170	$2,714,805	$(2,986,105)	$(264,130)

Proceeds from sale of stock	10,909,886	10,910	76,266	---	87,176

Stock issued for services	40,000,000	40,000	80,000	---	120,000

Net loss	---	---	---	(243,352)	(243,352)

Balance December 31, 2004	58,080,181	$58,080	$2,871,071	$(3,229,457)	$(300,306)

See accompanying note to financial statements

F4

SAFE TRAVEL CARE

Statement of Cash Flows

For the years ended December 31, 2004 and 2003

	2004		2003

Cash flows from operating activities:
Net loss	$(243,352)		$(451,382)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on disposal of fixed assets	26,346		---
Depreciation and amortization	26,516		50,330
Changes in operating assets and liabiities:
Advances receivable	---		1,345
Inventories	---		1,734
Deposits	12,046		---
Bank overdraft	(1,280)		(17,714)
Accounts payable	6,237		49,005
Accrued liabilities	54,200		475
Deposits payable	(19,032)		(2,968)

Net cash used by operating activities	(138,319)		(369,175)

Cash flows from investing activities:
Acquisition of fixed assets	---		(8,244)
Proceeds from disposal of fixed assets	36,085		---
Increase in security deposits	---		(11,771)
Acquisition of intangible assets	---		(901)

Net cash used for investing activities	36,085		(20,916)

Cash flows from financing activities:
Proceeds from issuance of notes to related party	22,240		---
Repayment of notes to related party	---		(53,102)
Proceeds from issuance of common stock	87,176		443,184

Net cash provided by financing activities	109,416		390,082

Increase (decrease) in cash and cash equivalents	7,182		(9)

Cash and cash equivalents, beginning of year	25		34

Cash and cash equivalents, beginning of year	$7,207		$25

Cash paid for interest	$35,778	$

See accompanying note to financial statements

F5

SAFE TRAVEL CARE, INC.

NOTES TO FINANCIAL STATEMENT

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the year ended December 31, 2004 of $243,352 and at December 31, 2004, had an accumulated deficit  of $3,229,457.  In addition, the Company generates minimal revenue from its operations. These conditions raise substantial doubt as to the Company's ability to continue as a growing concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

F6

SAFE TRAVEL CARE, INC.

NOTES TO FINANCIAL STATEMENT

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

F7

SAFE TRAVEL CARE, INC.

NOTES TO FINANCIAL STATEMENT

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

Advertising Costs

Advertising costs are expensed as incurred.  There were no advertising expenses for the years ended December 31, 2004 and 2003.

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

F8

SAFE TRAVEL CARE, INC.

NOTES TO FINANCIAL STATEMENT

Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include  the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2004, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a  single business segment.  For the year ended December 31, 2004, the Company had no revenue.

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

F9

SAFE TRAVEL CARE, INC.

NOTES TO FINANCIAL STATEMENT

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidation Financial Statements).  Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-5 does not apply.  The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest).  Interpretation 46 requires a variable interest entity to receive a majority of the entity's residual returns or both.  A company that consolidated a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities.  FIN-46R replaces FIN-46. that was issued in January, 2003.  FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003.  In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying IN-46R.  In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004.  The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003.  In addition, except as stated below, all provisions of this Statement should be applied prospectively.  The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003.  The adoption of this statement had no impact on the Company's financial statements.

F10

SAFE TRAVEL CARE, INC.

NOTES TO FINANCIAL STATEMENT

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003.  This Statement establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity.  It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Element of Financial Statements. The adoption of this statement had no impact on the Company's financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement.  The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans.  However, it does not change the measurement or recognition of those plans as required under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."  Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories.  The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

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

F11

SAFE TRAVEL CARE, INC.

NOTES TO FINANCIAL STATEMENT

In March, 2004, the FASB approved the consensus reached on the Emerging Issues Task Forces (ETIF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  The objective of this Issue is to provide guidance for identifying impaired investments.  EITF 03-1 also provides new disclosure requirements for investments for investments are deemed  to be temporarily impaired.  In September 204, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition are effective only for annual periods ending after June15,2004.  The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151".  The amendments made by SFAS 151 clarify that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP04-2.  SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier applications encouraged.  The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

F12

SAFE TRAVEL CARE, INC.

NOTES TO FINANCIAL STATEMENT

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Asset, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basis measurement principle (fair value) for exchanges of similar productive assets.  That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS No. 153 shall be applied prospectively.  The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment"  ("SFAS 123R"). SFAS 123R will provide investors and other users of financial statements with  more compete and neutral financial information by requiring that the compensation costs relating to share-based payment transactions be recognized in financial statements.  That cost will be  measured based on the fair value of the equity or liability instruments issued  SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees".  SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123R and does not believe the  impact will be significant to the Company's overall results of operations or financial position.

F13

SAFE TRAVEL CARE, INC.

NOTES TO FINANCIAL STATEMENT

Note 2 - Property and Equipment

Property and equipment are recorded at cost.  Property and equipment consisted of the following at December 31, 2003:

Office equipment

$ 41,379

Software

   27,255

Computer equipment

   50,938

 119,572

Less - Accumulated depreciation

   57,140

$ 62,432

Depreciation expense for the year ended December 31, 2002 was $23,814.

During the year ended December 31, 2004, the Company exchanged all of the office equipment, software, and computer equipment to satisfy the remaining term of the Company's office space lease.  The remaining lease was in the total amount of $36,086.  This transaction was recorded  as rental expense with a related loss on disposal of property and equipment representing the difference between the book value and the rental offset.

Note 3 - Intangible Asset

The Company is developing a web site to provide web site development and hosting services as well as a news portal to the multi-level marketing community including home businesses and second income opportunity seekers.  The website is amortized over a period of sixty months, beginning March 1, 2000 on the straight-line basis.  Intangible assets  consist of the following at December 31, 2004.

Website

$ 132,584

Less - Accumulated amortization

   113,884

  $ 18,700

Note 4 - Notes Payable

Notes payable consist of notes issued to the Company by former officers and directors.  The loans are to be repaid with interest of 10% per annum.  Loans payable total $292,630 and $270,390 at December 31, 2004 and 2003.

Accrued interest on the notes payable totals $53,051 at December 31, 2004.

F14

SAFE TRAVEL CARE, INC.

NOTES TO FINANCIAL STATEMENT

Note 5 - Income Taxes

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2004 is as follows:

Federal income tax rate

  34.00%

Effect of net operating loss

-34.00%

Effective income tax rate

   0.00%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Net loss carryforward

       $ 2,705,122

The Company may offset net operating loss carryforwards against future taxable income through the year 2019.  No tax benefit has been reported in the financial statements as the Company believes that the carry-forward will expire unused.  Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

Note 6 - Contingencies

The Company is a defendant in a lawsuit filed against several individuals and the Company.  The lawsuit was filed seeking repayment of a loan in the approximate amount of $100,000.  The Company believes that this obligation is the responsibility of the individuals and that the Company has little or no exposure.

Note 7 - Stockholders' Deficit

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock.

On November 18, 2004, the Company issued 40,000,000 shares of its $0.001 par value common stock to two individuals for future services to be provided at a fair market value of $120,000.

F15

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

ITEM 8A.  CONTROLS AND PROCEDURES

We believe that we have established disclosure controls and procedures to ensure that material information relating to us, including our subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

Each of our directors is elected by the stockholders for a term of one (1) year and serves until his or her successor is elected and qualified.  Each of the officers is appointed by the Board of Directors for a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  We do not presently have any standing audit, nominating or compensation committee, or any committee performing similar functions.

The following table sets forth certain information regarding executive officers and directors of the Company as of the date of this Form 10-KSB:

Name	Age	Title
Robert L. Schultz	65	President, Chief Executive Officer and Director
LeRoy Willoughby	68	Treasurer, Chief Financial Officer and Director
Vernell P. Prout	42	Chief Operating Officer
Jason Vaughn	29	Director of Information Technology

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

LeRoy Willoughby - Mr. Willoughby comes to Safe Travel Care from a successful four years as Chief Financial Officer for United Capital Finance. Prior to his involvement with United Capital, he retained top executive positions in Tokyo, Japan for over 24 years; having held such demanding roles as Chief Executive Officer of EDUCO International, Director of Japan and Korea for the Institute of Cultural Affairs (ICA), Dean of Bunka Gakuen, and founding professor for the Intercultural Studies Department of Bunka Women's University (BWU). Possessing a Masters Degree from Northwestern University in Evanston, Illinois, Mr. Willoughby's professional experience encompasses a broad range of skills, including extensive public speaking experience in both Japanese and English for groups as large as two thousand people. His continuing international business associations and global colleague relations further support STC in its aspirations to become a premier worldwide provider of travel protection services. Mr. Willoughby will serve as Chief Financial Officer and Director of our Company.

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

Jason Vaughn - Mr. Vaughn acquired his Bachelor of Science Degree in Business Administration with a minor in Computer Science from California State University, San Marcos. Mr. Vaughn's extensive knowledge of web based computer programming and high technology management in business is complemented by his natural leadership skills. He brings to STC the specialized expertise necessary to succeed in today's high-tech marketplace, coupled with an enthusiastic, assertive attitude for success. With experience ranging from his extensive database implementation for the gaming division of Sony Computer Entertainment Association, to establishing FX Web Design as an industry leader in web hosting, design and development; Mr. Vaughn complements the STC team with his professional experience and technical expertise. Mr. Vaughn will serve as our Director of Information Technology

Family Relationships

None

Involvement in Certain Legal Proceedings

No director, officer, significant employee, or consultant of Safe Travel Care has been convicted in a criminal proceeding, exclusive of traffic violations and other minor offenses.

No director, officer, significant employee, or consultant of Safe Travel Care has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer, significant employee, or consultant of Safe Travel Care has been convicted of violating a federal or state securities or commodities law.

Audit Committee Financial Expert

Safe Travel does not have a standing audit committee.  In addition, our Board of Directors has determined that we do not have an audit committee financial expert serving on our Board of Directors.  We believe, given the early stages of our development and our lack of operating history, that an audit committee financial expert is not necessary at the present time.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC.  Directors, executive officers and beneficial owners of more than 10% of our Company's common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

The persons obligated to make filings pursuant to Section 16(a) of the Exchange Act have not done so as of the date of this report. All such filings, however, are expected to be made within the next thirty days.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The  following table sets forth, for the fiscal years ended  December  31, 2004 and 2003,   the   cash compensation paid by the Company, as well as certain  other compensation paid with respect to those years  and  months, to   the   Chief  Executive  Officer  and,  to  the  extent applicable, each of the three other most highly compensated executive  officers  of the Company in  all  capacities  in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Robert L. Schultz	2004	1,000	-	-	-	-	-	-
CEO	2003	-	-	-	-	-	-	-

LeRoy Willoughby	2004	-	-	-	-	-	-	-
CFO	2003	-	-	-	-	-	-	-

Vernell P. Prout	2004	6,000	-	-	-	-	-	-
COO	2003	-	-	-	-	-	-	-

Directors' Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees.   Any future  compensation  to  be  paid to  these  individuals  will  be determined  by  our  Board of Directors, and employment  agreements will  be  executed.   We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of December 31, 2004, the number of shares of the Company's Common Stock known to be held by beneficial owners of more than five percent of the Company's Common Stock and Management.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership	Percent of Class

Robert L. Schultz, CEO/Dir	2,500,050	4.30%

LeRoy Willoughby, CFO/Dir	2,500,000	4.30%

Vernell Prout, COO/Dir	150,000	0.25%

Eric Jason Vaughn	2,900,000	4.99%

Arthur Faro	22,000,000	37.88%

J. Jeffrey Frans	20,707,500	35.65%

Totals	50,757,550	87.37%

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended 2004 and 2003, no money was loaned to the Company by officers and directors.

PART IV

ITEM 13.EXHIBITS AND REPORTS OF FORM 8-K

(a)    Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

31.1	Certification of Robert L. Schultz Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of LeRoy Willoughby Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Robert L. Schultz and LeRoy Willoughby Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We paid the following fees in each of the prior two fiscal years to our principal accountant, E. Randall Gruber, CPA, PC, of St. Louis, Missouri

	Year Ended December 31,
	2004	2003
Audit Fees	3,500	3,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	3,500	3,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE TRAVEL CARE, INC.

By /s/ Robert L. Schultz

Robert L. Schultz, President

By /s/ LeRoy Willoughby

LeRoy Willoughby, Chief Financial Officer

Dated: April 19, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Schultz	CEO & Director	April 19, 2005
Robert L. Schultz

/s/ LeRoy Willoughby	CFO & Director	April 19, 2005
LeRoy Willoughby