Form 10QSB
period 2005-03-31
SAFE TRAVEL CARE INC
filed 2005-06-17
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-26139

                             SAFE TRAVEL CARE, INC.
                 (Name of small business issuer in its charter)

            NEVADA                                       91-1937382
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     2011 SAN ELIJO AVENUE, SUITE A
          CARDIFF, CALIFORNIA                              92007
 (Address of principal executive offices)                (Zip Code)

                                 (760) 634-3056
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2005, the issuer had 49,452,376 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_]  No[X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 1
    Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 1
    Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . 2
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . 5
PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 6
    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 6
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds . . . 6
    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 6
    Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 6
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . 6
    Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

                             SAFE TRAVEL CARE, INC.
                                  Balance Sheet
                                 March 31, 2005
                                   (Unaudited)


                                     ASSETS
                                     ------
Current assets
    Cash and cash equivalents                                 $        31
                                                              ------------
        Total current assets                                           31

Other assets
    Intangible assets, net                                         15,569
                                                              ------------

        Total other assets                                         15,569
                                                              ------------

        Total assets                                               15,600
                                                              ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities
    Accounts payable                                              100,532
    Accrued liabilities                                            60,015
    Advances from shareholders                                      2,100
                                                              ------------

        Total current liabilities                                 162,647

Notes payable                                                     269,630
                                                              ------------

        Total liabilities                                         432,277

Stockholders' equity
    Common stock (200,000,000 shares authorized, $.001 par
      value, 49,452,376 share issued and outstanding               49,452
    Additional paid in capital                                  2,862,279
    Accumulated deficit                                        (3,328,408)
                                                              ------------

        Total stockholders' equity (deficit)                     (416,677)
                                                              ------------

        Total liabilities and stockholders' equity (deficit)  $    15,600
                                                              ============

                             SAFE TRAVEL CARE, INC.
                            Statements of Operations


                                                  Three months ended
                                                  ------------------
                                                       March 31,
                                                       ---------
                                                   2005          2004
                                               ------------  -------------
                                               (Unaudited)   (Unaudited)
Revenues                                       $       ---   $        ---

Cost of sales                                          ---            ---
                                               ------------  -------------

    Gross profit                                       ---            ---

General and administrative expenses                 91,988         26,208
                                               ------------  -------------

    Loss from operations                           (91,988)       (26,208)

Other expenses
Interest expense                                    (6,963)           ---
                                               ------------  -------------

    Net loss                                   $   (98,951)  $    (26,208)
                                               ============  =============

Weighted average number of shares outstanding   31,309,428      7,170,295
                                               ============  =============

Basic and diluted net loss per common share    $     (0.00)  $       0.00
                                               ============  =============

                                SAFE TRAVEL CARE, INC.
                               Statements of Cash Flows


                                                               Three months ended
                                                                   March 31,
                                                                   ---------
                                                               2005          2004
                                                           ------------  ------------
                                                           (Unaudited)   (Unaudited)
Cash flows from operating activities:
    Net loss                                               $   (98,951)  $   (26,208)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                            6,629         5,954
        Common stock issued for consulting services             75,000
        Changes in operating assets and liabilities:
          Bank overdraft                                           ---          (234)
          Accounts payable                                       1,624       (17,589)
          Accrued liabilities                                    5,340           ---
          Advances from shareholders                             2,100           ---
          Deposits payable                                         ---        18,557
                                                           ------------  ------------

            Net cash used by operating activities               (8,258)      (19,520)

Cash flows from investing activities:                              ---           ---
    Web site development costs                                  (3,500)          ---
                                                           ------------  ------------

                                                                (3,500)          ---

Cash flows from financing activities:                                            ---
    Proceeds from issuance of notes to related party               ---        19,520
    Repayment of notes to related party                            ---           ---
    Proceeds from issuance of common stock                       4,580           ---
                                                           ------------  ------------

            Net cash provided by financing activities            4,580        19,520
                                                           ------------  ------------

Increase (decrease) in cash and cash equivalents                (7,178)          ---

Cash and cash equivalents, beginning of year                     7,209            25
                                                           ------------  ------------

Cash and cash equivalents, beginning of year               $        31   $        25
                                                           ============  ============

Non-cash investing and financing activities:
    Stock based compensation                               $    75,000   $       ---
    Stock issued in repayment of long-term debt                 23,000           ---
                                                           ------------  ------------

                                                           $    98,000   $       ---
                                                           ============  ============

                             SAFE TRAVEL CARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1  -  BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BACKGROUND

The unaudited financial statements have been prepared by Safe Travel Care, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

GOING  CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2005 and at March 31, 2005 had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations. These conditions raise substantial doubt as to the Company's ability to continue as a growing concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

Management intends to raise financing through the issuance of its common stock or other means and interests that it deems necessary, with a view to moving forward with the development of the travel protection service company.

                             SAFE TRAVEL CARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

ACCOUNTING  POLICIES

The accounting policies followed by the Company are set forth in Note 1 the the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2004 and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

NOTE  2  -  STOCKHOLDERS  DEFICIT

During the three months ended March 31, 2005, the Company issued 5,000,000 shares of common stock as payment for services valued at $75,000. The value was determined using the market value of the Company's stock at the date the shares were issued.

During the three months ended March 31, 2005, the Company issued 23,000,000 shares of common stock as a reduction of notes payable of $23,000.

Also during the three months ended March 31, 2005, the Company issued 3,372,195 shares of common stock for cash in the amount of $4,580.

At March 31, 2005, the Company cancelled the issuance of 40,000,000 shares to related parties. The common stock was originally issued for during the year ended December 31, 2005 for services to be performed in the future.

NOTE  3  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

In March, 2004, the FASB approved the consensus reached on the Emerging Issues Task Forces (ETIF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments for investments are deemed to be temporarily impaired. In September 204, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and Recognition are effective only for annual periods ending after June 15,2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

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

                             SAFE TRAVEL CARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

ITEM 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

FORWARD-LOOKING  INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities
Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2004.

MANAGEMENT'S  PLAN  OF  OPERATIONS

GENERAL

     We were originally incorporated under the name Global-Link Enterprises, Inc. in the state of Nevada on November 20, 1998. On April 7, 2000 we changed our name to "MLM World News Today, Inc." On August 14, 2002, we changed our name to "Presidential Air Corporation." On May 2, 2003, we changed our name to "Safe Travel Care, Inc."

     On May 2, 2003 our stockholders approved the acquisition of the assets of Safe Travel Care, a California general partnership in exchange for 4,400,000 shares of our common stock. Although we have completed this acquisition, we must raise significant capital to operate this business. Therefore, unless we are able to sell our shares or find debt financing, we will not have sufficient funds to carry on our business operations for the next 12 months. To date, limited funds from sources have been raised, and there can be no guaranty that any offering will yield the funds necessary for us to carry on our business operations. Without sufficient funding we will be unable to continue as a going concern.

     We are a travel protection service company with administrative authority concerning product development, sales, marketing, distribution, premium collection, customer and distributor services, claims adjudication and payment, regarding the sale of our "Secure" and "Secure Plus" travel protection plans. The travel protection plans focus on worldwide emergency medical evacuation and 24-hour emergency assistance with such essentials as trip cancellation reimbursement, travel delay, baggage delay, lost baggage compensation, medical/dental expense coverage, flight insurance, and accidental death benefits for a nominal cost per travel day.

     We are currently developing a portfolio of travel insurance products and services. We plan to initially market these products and services to North American travelers through alliances with travel professionals, Internet portals and insurance providers.

CURRENT  BUSINESS  PLAN

     Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     As part of our investigation of potential merger candidates, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, our relative negotiation strength and that of the other management.

     We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

     Our officers and directors will meet personally with management and key personnel of the business opportunity as part of their investigation. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

     We will not restrict our search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which we may offer.

RESULTS  OF  OPERATIONS

CONTINUING  OPERATIONS

REVENUE

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

     Total net sales and revenues were at $-0- for the three months ended March 31, 2005 compared to $-0- for the prior period.

     Our gross profit for the three months ended March 31, 2005 was $-0- as was the same period in 2004. Gross margin as a percentage of sales decreased to was
0.00  percent  in  2005  and  2004.

      Total operating expenses for the three months ended March 31, 2005 compared to March 31, 2004 increased $65,780 to $91,988 from $26,208 in the prior period.

     Operating loss increased $ 65,780 from a loss of $26,208 to a loss of $91,988 for the three months ended March 31, 2005.

     Interest expense, net for the three months ended March 31, 2005 was $6,963 as compared to $-0- for the three moths period ended March 31, 2004.

     Net loss from continuing operations for the three months ended March 31, 2005 was $98,951 compared to a loss of $26,208 for the same period 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As  of  March 31, 2005, we had a deficiency in working capital of $162,616.

     Cash used in investing activities totaled $3,500, used web site development.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe that the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED  COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" (SFAS
152) This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental

Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

OFF-BALANCE  SHEET  ARRANGEMENTS.

     We do not have any off-balance sheet arrangements.

ITEM 3.     CONTROLS  AND  PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL  PROCEEDINGS.

     Please see our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Commission on April 21, 2005.

ITEM 2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF PROCEEDS.

     During the three months ended March 31, 2005, we issued 5,000,000 shares of our common stock as payment for services valued at $75,000. The value was determined using the market value of our stock at the date the shares were issued.

     During the three months ended March 31, 2005, we issued 23,000,000 shares of our common stock as a reduction of notes payable of $23,000.

     Also during the three months ended March 31, 2005, we issued 3,372,195 shares of our common stock for cash in the amount of $4,580.

     The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning Safe Travel Care and our business prospects, as required by the Securities Act.

     In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

ITEM 3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM 5.     OTHER  INFORMATION.

     On December 14, 2004 an "E" was appended to our symbol because our former auditor, Andrew M. Smith, was not registered with the Public Company Accounting Oversight Board ("PCAOB"). We dismissed Andrew M. Smith effective March 10, 2005, as reported on our Form 8-K, filed with the Commission on June 8, 2005. On February 17, 2005, the "E" was removed from our symbol. Effective April 7, 2005, an "E" was appended to our symbol, this time for our failure to timely file our Annual Report on Form 10-KSB. Effective April 25, 2005 the E was removed from our symbol, following our filing of our Annual report on Form 10-KSB. Effective May 20, 2005, an "E" was again appended to our symbol for our failure to timely file this Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

ITEM 6.     EXHIBITS.

EXHIBIT NO.                      IDENTIFICATION OF EXHIBIT
-----------                      -------------------------

3.1**        Articles of Incorporation, filed effective November 20, 1998.
3.2**        Articles of Amendment to Articles of Incorporation, filed effective February 4, 2000.
3.3**        Articles of Amendment to Articles of Incorporation, filed effective February 14, 2001.


3.4**        Articles of Amendment to Articles of Incorporation, filed effective August 14, 2002.
3.5**        Articles of Amendment to Articles of Incorporation, filed effective October 15, 2002.
3.6**        Articles of Amendment to Articles of Incorporation, filed effective May 2, 2003.
3.7**        Bylaws.
31.1*        Certification of Robert L. Schultz, President and Chief Executive Officer of Safe Travel Care,
             Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2*        Certification of LeRoy Willoughby, Chief Financial Officer of Safe Travel Care, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*        Certification of Robert L. Schultz, President and Chief Executive Officer of Safe Travel Care,
             Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002
32.2*        Certification of LeRoy Willoughby, Chief Financial Officer of Safe Travel Care, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
*   Filed herewith.
**  Previously Filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Safe Travel Care, Inc.
     Dated  June 17, 2005.
                                By  /s/ Robert L. Schultz
                                  ----------------------------------------------
                                   Robert L. Schultz, President and Chief
                                   Executive Officer