Form 10QSB
period 2005-06-30
SAFE TRAVEL CARE INC
filed 2005-08-23
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-26139

                             SAFE TRAVEL CARE, INC.
                 (Name of small business issuer in its charter)


                  NEVADA                                      91-1937382
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

      2011 SAN ELIJO AVENUE, SUITE A
            CARDIFF, CALIFORNIA                                  92007
(Address of principal executive offices)                       (Zip Code)

                                 (760) 634-3056
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2005, the issuer had 49,452,376 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .  2
    Item 1.  Financial Statements.. . . . . . . . . . . . . . . . . . . .  2
    Item 2.  Management's Discussion and Analysis or Plan of Operation. .  9
    Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . .  13
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  14
    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  14
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  14
    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . .  14
    Item 4.  Submission of Matters to a Vote of Security Holders. . . . .  14
    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . .  14
    Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . .  14
SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                      SAFE TRAVEL CARE, INC.
                                          Balance Sheet


                          ASSETS
                          ------
                                                              June 30,    December 31,
                                                               2005          2004
                                                            (Unaudited)
Current assets
  Cash and cash equivalents                                          25         7,208
  Prepaid services - Related parties                        $       ---   $   120,000
                                                            ------------  ------------

      Total current assets                                           25       127,208
                                                            ------------  ------------


      Total assets                                                   25       127,208
                                                            ============  ============


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------

Current liabilities
  Bank overdraft                                                  7,914
  Accounts payable                                               55,265        98,907
  Accrued liabilities                                            65,407        54,675
  Advances from shareholders                                      2,100           ---
                                                            ------------  ------------

      Total current liabilities                                 130,686       153,582

Notes payable                                                   279,180       292,630
                                                            ------------  ------------

      Total liabilities                                         409,866       446,212

Stockholders' equity
  Common stock (200,000,000 shares authorized, $.001 par
    value, 49,452,376 and 58,080,181 shares issued and
    outstanding)                                                 49,452        58,080
  Additional paid in capital                                  2,862,279     2,871,071
  Accumulated deficit                                        (3,321,572)   (3,248,155)
                                                            ------------  ------------

      Total stockholders' equity (deficit)                     (409,841)     (319,004)
                                                            ------------  ------------

      Total liabilities and stockholders' equity (deficit)  $        25   $   127,208
                                                            ============  ============

       The accompanying notes are an integral part of these financial statements

                                          SAFE TRAVEL CARE, INC.
                                         Statement of Operations


                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                         --------                    --------
                                                    2005          2004          2005          2004
                                                ------------  ------------  ------------  ------------
                                                (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Revenues                                        $       ---   $       ---   $       ---   $       ---

Cost of sales                                           ---           ---           ---           ---
                                                ------------  ------------  ------------  ------------

    Gross profit                                        ---           ---           ---           ---

General and administrative expenses                 (30,927)       13,527        61,061        33,781
Depreciation                                            ---         5,954           ---        11,908
                                                ------------  ------------  ------------  ------------

    Income (loss) from operations                    30,927       (19,481)      (61,061)      (45,689)

Other expenses
Interest expense                                      5,393           ---        12,356           ---
                                                ------------  ------------  ------------  ------------

    Net income (loss)                           $    25,534   $   (19,481)  $   (73,417)  $   (45,689)
                                                ============  ============  ============  ============

Weighted average number of shares outstanding    49,452,376     7,233,613    40,380,902     7,233,613
                                                ============  ============  ============  ============

Basic and diluted net loss per common share     $      0.00   $     (0.00)  $     (0.00)  $     (0.01)
                                                ============  ============  ============  ============

              The accompanying notes are an integral part of these financial statements

                                SAFE TRAVEL CARE, INC.
                               Statement of Cash Flows


                                                              Six months ended
                                                                  June 30,
                                                                  --------
                                                             2005          2004
                                                         ------------  ------------
                                                         (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net loss                                               $   (73,417)  $   (45,689)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                ---        11,908
    Common stock issued for consulting services               75,000           ---
    Changes in operating assets and liabilities:
      Bank overdraft                                           7,914        (2,658)
      Accounts payable                                       (43,642)        2,364
      Accrued liabilities                                     10,732           961
      Advances from shareholders                               2,100           ---
      Deposits payable                                           ---        12,042
                                                         ------------  ------------

        Net cash used by operating activities                (21,313)      (21,072)

Cash flows from financing activities:                                          ---
    Proceeds from issuance of notes to related party           9,550        19,895
    Proceeds from issuance of common stock                     4,580         1,353
                                                         ------------  ------------

        Net cash provided by financing activities             14,130        21,248
                                                         ------------  ------------

Increase (decrease) in cash and cash equivalents              (7,183)          176

Cash and cash equivalents, beginning of year                   7,208            25
                                                         ------------  ------------

Cash and cash equivalents, beginning of year             $        25   $       201
                                                         ============  ============

Non-cash investing and financing activities:
    Stock based compensation                             $    75,000   $       ---
    Stock issued in repayment of long-term debt               23,000           ---
                                                         ------------  ------------

                                                         $    98,000   $       ---
                                                         ============  ============

    Stock issued for services in 2004, cancelled         $  (120,000)  $       ---
                                                         ============  ============

       The accompanying notes are an integral part of these financial statements

                             SAFE TRAVEL CARE, INC.
                          NOTES TO FINANCAIL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BACKGROUND

The unaudited financial statements have been prepared by Safe Travel Care, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted
pursuant to such rules and   regulations.  These financial statements should be
read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2005 and at June 30, 2005 had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations.
These conditions raise substantial doubt as to the Company's ability to continue as a growing concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

Management intends to raise financing through the issuance of its common stock or other means and interests that it deems necessary, with a view to moving forward with the development of the travel protection service company.

                             SAFE TRAVEL CARE, INC.
                          NOTES TO FINANCAIL STATEMENTS
                                  JUNE 30, 2005

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

At March 31, 2005, the Company cancelled the issuance of 40,000,000 shares to related parties. The common stock was originally issued during the year ended December 31, 2004 for services to be performed in the future.

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

                             SAFE TRAVEL CARE, INC.
                          NOTES TO FINANCAIL STATEMENTS
                                  JUNE 30, 2005


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

                             SAFE TRAVEL CARE, INC.
                          NOTES TO FINANCAIL STATEMENTS
                                  JUNE 30, 2005

Note 4 - Subsequent Events

On June 3, 2005, the Company's Board of Directors authorized the issuance of 2,000,000 shares of preferred stock for services rendered. The stock is to be issued as follows:

     Chief Executive Officer                            500,000

     Chief Financial Officer                            500,000

     Director of Information  / Technology            1,000,000
                                                      ---------

                                                      2,000,000
                                                      =========

The preferred shares will be issued at the market value on the date of issuance. The preferred share are designated with a 100 to 1 right of Company votes.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

RESULTS OF OPERATIONS

REVENUE

THREE  MONTHS  ENDED  JUNE  30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004.

     Total net sales and revenues were at $-0- for the three months ended June 30, 2005 compared to $-0- for the prior period.

     Our gross profit for the three months ended June 30, 2005 was $-0- as was the same period in 2004. Gross margin as a percentage of sales decreased to was -0- percent in 2005 and 2004.

     Operating loss was $25,537 for the three months ended June 30, 2005 as compared to a loss of $45,689 for the same period in 2004.

     Interest expense, net for the three months ended June 30, 2005 was $5,393 as compared to $-0- for the three moths period ended June 30, 2004.

     Net loss from continuing operations for the three months ended June 30, 2005 was $30,927 compared to a loss of $45,689 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2005, we had a deficiency in working capital of $409,841. Cash used in operating activities totaled $21,313.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

     In  May  2005  the  FASB issued Statement of Financial Accounting Standards
(SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

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

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS.

EXHIBIT NO.                                   IDENTIFICATION OF EXHIBIT
-----------                                   -------------------------
3.1**        Articles of Incorporation, filed effective November 20, 1998.
3.2**        Articles of Amendment to Articles of Incorporation, filed effective February 4, 2000.
3.3**        Articles of Amendment to Articles of Incorporation, filed effective February 14, 2001.
3.4**        Articles of Amendment to Articles of Incorporation, filed effective August 14, 2002.
3.5**        Articles of Amendment to Articles of Incorporation, filed effective October 15, 2002.
3.6**        Articles of Amendment to Articles of Incorporation, filed effective May 2, 2003.
3.7**        Bylaws.
             Certification of Robert L. Schultz, President and Chief Executive Officer of Safe Travel Care,
             Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act
31.1*        of 2002.
             Certification of LeRoy Willoughby, Chief Financial Officer of Safe Travel Care, Inc., pursuant to
31.2*        18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
             Certification of Robert L. Schultz, President and Chief Executive Officer of Safe Travel Care,
             Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act
32.1*        of 2002
             Certification of LeRoy Willoughby, Chief Financial Officer of Safe Travel Care, Inc., pursuant to
32.2*        18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

------------
*   Filed herewith.
**  Incorporated herein as indicated.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SAFE TRAVEL CARE, INC,.

Dated August 23, 2005.

                                       By  /s/  Robert L. Schultz
                                         --------------------------------------
                                         Robert L. Schultz,
                                         President and Chief Executive Officer