Form 10QSB
period 2005-09-30
SAFE TRAVEL CARE INC
filed 2005-11-23
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended September 30, 2005.

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934


    For the transition period from _______ to ________



                        Commission file number: 000-26139

                             SAFE TRAVEL CARE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                     91-1937382
---------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

      2011 San Elijo Avenue, Suite A
            Cardiff, California                               92007
-----------------------------------------                   ----------
 (Address of principal executive offices)                   (Zip Code)


                                 (760) 634-3056
                           ---------------------------
                           (Issuer's telephone number)


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2005, the issuer had 96,507,658 shares of its common stock issued and outstanding.

        Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements. ................................. F-1 to F-6

     Item 2.  Management's Discussion and Analysis or Plan of Operation....... 3

     Item 3.  Controls and Procedures......................................... 6

PART II - OTHER INFORMATION

     Item  1.  Legal Proceedings.............................................. 6

     Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.... 6

     Item  3.  Defaults Upon Senior Securities................................ 6

     Item  4.  Submission of Matters to a Vote of Security Holders............ 7

     Item  5.  Other Information.............................................. 7

     Item  6.  Exhibits....................................................... 7

SIGNATURES.................................................................... 7

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                             SAFE TRAVEL CARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005

                                                          September 30,    December 31,
                                                              2005            2004
                                                           (Unaudited)
                                                          -------------   -------------
                                     ASSETS

Current assets
  Cash and cash equivalents                               $          --   $       7,208
  Prepaid services - Related parties                                 --         120,000
                                                          -------------   -------------

      Total current assets                                           --         127,208
                                                          -------------   -------------


      Total assets                                                   --         127,208
                                                          =============   =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Bank overdraft                                                  1,835              --
  Accounts payable                                               55,265          98,907
  Note payable                                                  105,000              --
  Accrued liabilities                                            70,609          54,675
  Advances from shareholders                                     18,570              --
                                                          -------------   -------------

      Total current liabilities                                 251,279         153,582

Notes payable                                                   240,130         292,630
                                                          -------------   -------------

    Total liabilities                                           491,409         446,212

Stockholders' equity
  Common stock (200,000,000 shares authorized,
    $.001 par value,96,507,658 and 58,080,111
    shares issued and outstanding)                               96,507          58,080
  Additional paid in capital                                  2,856,725       2,871,071
  Accumulated deficit                                        (3,444,641)     (3,248,155)
                                                          -------------   -------------

      Total stockholders' equity (deficit)                     (491,409)       (319,004)
                                                          -------------   -------------
      Total liabilities and stockholders'
        equity (deficit)                                  $          --   $     127,208
                                                          =============   =============

                             SAFE TRAVEL CARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                  Three months ended                Nine months ended
                                                      September 30,                    September 30,
                                             -----------------------------   -----------------------------
                                                 2005            2004            2005           2004
                                             -------------   -------------   -------------   -------------

Revenues                                     $          --   $          --   $          --  $           --
Cost of sales                                           --              --              --              --
                                             -------------   -------------   -------------   -------------

    Gross profit                                        --              --              --              --

General and administrative expenses                 18,866          11,200          79,927          44,981
Depreciation                                            --              --              --          11,908
Lawsuit settlement                                  99,000              --          99,000              --
                                             -------------   -------------   -------------   -------------

    Income (loss) from operations                 (117,866)        (11,200)       (178,927)         56,889)

Other expenses
Loss on disposal of assets                                          62,432                          62,432
Interest expense                                     5,203              --          17,559              --
                                             -------------   -------------   -------------   -------------

    Total other expenses                             5,203          62,432          17,559          62,432
                                             -------------   -------------   -------------   -------------

    Net income (loss)                        $    (123,069)  $     (73,632)  $    (196,486)  $    (119,321)
                                             =============   =============   =============   =============
Weighted average number of
  shares outstanding                            49,452,376       7,436,801      40,380,902       7,170,000
                                             =============   =============   =============   =============
Basic and diluted net loss per
  common share                                       (0.00)  $       (0.01)  $       (0.00)  $       (0.02)
                                             =============   =============   =============   =============\

                             SAFE TRAVEL CARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                    September 30,
                                                          -------------------------------
                                                               2005                  2004
                                                          --------------   --------------

Cash flows from operating activities:
  Net loss                                                $     (196,486)  $     (119,321)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                    --
      Loss on disposal of assets                                                   62,432
      Common stock issued for consulting services                 75,000               --
      Changes in operating assets and liabilities:
        Bank overdraft                                             1,835               --
        Accounts payable                                         (43,642)         (47,000)
        Note payable                                             105,000
        Accrued liabilities                                       15,935            1,148
        Advances from shareholders                                18,570               --
        Deposits payable                                              --           51,021
                                                          --------------   --------------

          Net cash used by operating activities                  (23,788)         (51,720)

Cash flows from financing activities:
  Proceeds from issuance of notes to related party                    --           51,985
  Proceeds from issuance of common stock                          16,580               --
                                                          --------------   --------------

          Net cash provided by financing activities               16,580           51,985
                                                          --------------   --------------

Increase (decrease) in cash and cash equivalents                  (7,208)             265

Cash and cash equivalents, beginning of year                       7,208               25
                                                          --------------   --------------

Cash and cash equivalents, beginning of year              $           --   $          290
                                                          ==============   ==============
Non-cash investing and financing activities:
  Stock based compensation                                $       75,000   $           --
  Stock issued in repayment of long-term debt                     52,500               --
                                                          --------------   --------------

                                                          $      127,500   $           --
                                                          ==============   ==============

  Stock issued for services in 2004, cancelled            $     (120,000)  $           --
                                                          ==============   ==============


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

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2005 and at September 30, 2005 had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations. These conditions raise substantial doubt as to the Company's ability to continue as a growing concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

Management intends to raise financing through the issuance of its common stock or other means and interests that it deems necessary, with a view to moving forward with the development of the travel protection service company.

Accounting Policies
-------------------

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

During the three month periods ended and September 30, 2005 the Company issued 29,500,000 shares of common stock as a reduction of the notes payable.

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

NOTE 4 - SUBSEQUENT EVENTS

On June 3, 2005, the Company's Board of Directors authorized the issuance of 2,000,000 shares of preferred stock for services rendered. The stock is to be issued as follows:

         Chief Executive Officer                   500,000
         Chief Financial Officer                   500,000
         Director of Information/Technology      1,000,000
                                                ----------
                                                 2,000,000
                                                ==========

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

General
-------

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

Recent Changes in Our Corporate Structure
-----------------------------------------

        Effective August 31, 2005, we designated 10,000,000 shares of our preferred stock as the "Series A Preferred Stock." The shares of the Series A Preferred Stock are not convertible into shares of our common stock, preferred stock, or any of our other securities. On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock is entitled to the number of votes on such matters equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 100.

        Effective August 31, 2005, we amended our Articles of Incorporation in connection with our authorized capital stock. As amended, our Articles of Incorporation now authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.

Current Business Plan
---------------------

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

Results of Operations
---------------------

        Revenue
        -------

Three months ended September 30, 2005 compared to the three months ended September 30, 2004.

        Total net sales and revenues were at $-0- for the three months ended September 30, 2005 compared to $-0- for the prior period.

        Our gross profit for the three months ended September 30, 2005 was $-0-compared to $-0- for the prior period. Gross margin as a percentage of sales was -0- percent in 2005 and 2004.

        Operating loss was $117,866 for the three months ended September 30, 2005 as compared to a loss of $11,200 for the same period in 2004.

        Interest expense, net for the three months ended September 30, 2005 was $5,203 as compared to $-0- for the three moths period ended September 30, 2004.

        Net loss from continuing operations for the three months ended September 30, 2005 was $123,069 compared to a loss of $73,632 for the same period in 2004.

Liquidity and Capital Resources
-------------------------------

        As of September 30, 2005, we had a deficiency in working capital of $491,409. Cash used in operating activities totaled $23,788.

Critical Accounting Policies
----------------------------

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

Stock-Based Compensation
------------------------

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

Recent Accounting Pronouncements
--------------------------------

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

Off-Balance Sheet Arrangements
------------------------------

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

        Evaluation of Disclosure and Controls and  Procedures.
        ------------------------------------------------------
        As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        Changes in Internal  Controls  Over  Financial  Reporting.
        ---------------------------------------------------------
        There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

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

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

    Exhibit No.                     Identification of Exhibit
    ----------                      -------------------------

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

3.3** Articles of Amendment to Articles of Incorporation, filed effective February 14, 2001.

3.4** Articles of Amendment to Articles of Incorporation, filed effective August 14, 2002.

3.5** Articles of Amendment to Articles of Incorporation, filed effective October 15, 2002.

3.6** Articles of Amendment to Articles of Incorporation, filed effective May 2, 2003.

3.7* Articles of Amendment to Articles of Incorporation, filed effective August 31, 2005.

3.8* Certificate of Designation for the Series A Preferred Stock, filed effective August 31, 2005.

3.9**       Bylaws.

31.1* Certification of Robert L. Schultz, President and Chief Executive Officer of Safe Travel Care, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of LeRoy Willoughby, Chief Financial Officer of Safe Travel Care, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Robert L. Schultz, President and Chief Executive Officer of Safe Travel Care, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of LeRoy Willoughby, Chief Financial Officer of Safe Travel Care, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

------------------
*   Filed herewith.
**  Incorporated herein as indicated.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SAFE TRAVEL CARE, INC.

Dated November 22, 2005.

                                       By: /s/ Robert L. Schultz
                                           -------------------------------------
                                           Robert L. Schultz,
                                           President and Chief Executive Officer