Form 10KSB
period 2005-12-31
SAFE TRAVEL CARE INC
filed 2006-04-17
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ----------------------------------------------------

                                   FORM 10-KSB

(Mark One)

[X[ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

[ [ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          Commission File No. 000-26139

                             SAFE TRAVEL CARE, INC.
               -------------------------------------------------
               (Exact name of issuer as specified in its charter)



             Nevada                                    91-1937382
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


                       8880 Rio San Diego Drive, 8th Floor
                           San Diego, California 92108
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)



       Registrant's telephone number, including area code: (619) 342-7449



Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

                   Common stock, par value $0.001 per share.
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                               ---

         State issuer's revenues for its most recent fiscal year:  $0.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2006: $377,521.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2005: 110,007,658 shares.

         Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

Item 1.       Description of Business..........................................3
Item 2.       Description of Property..........................................9
Item 3.       Legal Proceedings................................................9
Item 4.       Submission of Matters to a Vote
                of Security Holders............................................9
Item 5.       Market for Common Equity and Related
                Stockholder Matters............................................9
Item 6.       Management's Discussion and Analysis
                or Plan of Operation..........................................11
Item 7.       Financial Statements............................................15
Item 8.       Changes In and Disagreements With
                Accountants on Accounting and Financial Disclosure............17
Item 8A.      Controls and Procedures.........................................17
Item 8B.      Other Information...............................................17
Item 9.       Directors, Executive Officers, Promoters
                and Control Persons; Compliance With
                Section 16(a) of the Exchange Act.............................17
Item 10.      Executive Compensation..........................................18
Item 11.      Security Ownership of Certain Beneficial
                Owners and Management and Related Stockholder Matters.........19
Item 12.      Certain Relationships and Related Transactions..................20
Item 13.      Exhibits........................................................20
Item 14.      Principal Accountant Fees and Services..........................21

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

         Statements in this Form 10-KSB Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission ("SEC").

         In  addition,   such   statements   could  be  affected  by  risks  and
uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

         Safe Travel Care, Inc., a Nevada corporation, hereinafter referred to as "us" or the "Company," was incorporated under the name Global-Link Enterprises, Inc., in the state of Nevada on November 20, 1998. On February 4, 2000 the Company filed a Certificate of Name Change with the State of Nevada to "MLM World News Today, Inc." which was granted on April 7, 2000. On August 6, 2002, the Company reverse split its shares on a one for one hundred basis, and on August 14, 2002, the Company amended its Articles of Incorporation to change its name to "Presidential Air Corporation." On May 2, 2003, the Company's name was changed to "Safe Travel Care, Inc."

         On August 31, 2005, we amended our Articles of Incorporation to authorize 25,000,000 shares of preferred stock, par value $0.001 per share. We also designated 10,000,000 shares of Series A preferred stock.

CHANGE IN CONTROL

         Jeffrey W. Flannery was elected as our president, chief executive officer, chief financial officer, and secretary of the Company on December 19, 2005. Also, on December 19, 2005, Mr. Flannery was elected to our Board of Directors. On December 30, 2005, Mr. Flannery purchased a total of 2,000,000 of the Company's Series A Preferred shares, and 10,400,000 of its common shares from three persons in private transactions. Mr. Flannery now owns 100 percent of the outstanding Series A preferred shares, and 12.9 percent of the common shares of the Company. All of the preferred shares issued to Mr. Flannery bear a legend restricting their disposition as required by the Securities Act of 1933, as amended.

         Effective December 30, 2005, Vernell P. Prout, Robert L. Schultz, and LeRoy C. Willoughby, resigned their positions as our officers and directors.

         Because of the change in ownership of voting stock and the composition of the board after the closing of the agreement, there was a change in control of the Company.

         The purchase price for the shares sold pursuant to the agreement consisted of $53,050 paid at closing.

BUSINESS

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

RECENT DEVELOPMENTS

         We recently entered into discussions and signed a letter of intent, dated April 3, 2005 with a manufacturer of mobile utility systems to potentially merge their operations in to the company. The decision to consummate this transaction is pending due diligence and further negotiations.

KEY PERSONNEL

         Our future financial success depends to a large degree upon the efforts of Mr. Flannery, our key officer and director. The loss of Mr. Flannery's services could have an adverse effect on our business and our chances for profitable operations. We do not maintain key man life insurance on the life of Mr. Flannery.

         While we intend to employ additional management personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected.

OUR FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL

         Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

         We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

CORPORATE OFFICE

         Our executive office is located at 8880 Rio San Diego Drive, 8th Floor San Diego, California, 92108, telephone number (619) 342-7449.

RISK FACTORS


NEED FOR ONGOING FINANCING.

         We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

         There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

         Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

         If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

BUSINESS CONCENTRATION

         While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

INFLATION

         In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS, RISKS AND UNCERTAINTIES

         We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS.

         We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

         Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

LACK OF INDEPENDENT DIRECTORS.

         We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.


MANAGEMENT OF POTENTIAL GROWTH.

         We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

WE PAY NO DIVIDENDS.

         We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         We believe that we do not have any material exposure to interest or commodity risks. Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

         We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

RISKS RELATING TO OUR BUSINESS

WE ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

         As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

OUR AUDITORS HAVE STATED WE MAY NOT BE ABLE TO STAY IN BUSINESS.

         Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months. Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.

         We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

RISKS RELATING TO OUR STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

         Due to the lack of revenue and expenses, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

         Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

         Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2004 and 2005, our common stock was sold and purchased at prices that ranged from a high of $4.50 to a low of $0.002 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

         The price of our common stock that will prevail in the market after the date of this Annual Report may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

o        Variations in our quarterly operating results;

o        The development of a market in general for our products and services;

o        Changes in market valuations of similar companies;

o Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

o Loss of a major customer or failure to complete significant transactions;

o        Additions or departures of key personnel; and

o        Fluctuations in stock market price and volume.

         Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

         Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report does not necessarily portend what the trading price of our common stock might be in the future.

         In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

         Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

         Should we issue additional shares of our common stock at a later time, each investor's ownership interest in Safe Travel Care, Inc. would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

         Companies trading on the OTC Bulletin Board, such as Safe Travel Care, Inc., must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

o That a broker or dealer approve a person's account for transactions in penny stocks; and

o The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o Obtain financial information and investment experience objectives of the person; and

o Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

o Sets forth the basis on which the broker or dealer made the suitability determination; and

o That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

         Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

         Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.       DESCRIPTION OF PROPERTY.

         We lease office space at 8880 Rio San Diego Drive, 8th Floor San Diego, California, 92108. Our Rio San Diego Drive lease costs $1,125 per month and is scheduled to expire on June 30, 2006.

ITEM 3.       LEGAL PROCEEDINGS.

         Effective November 23, 2005, the Superior Court of California, San Diego County, issued a writ of possession against us in favor of Cardiff Towne Center, LLC. The writ directs that the possession of real property situated at 2011 A San Elijo Avenue, Cardiff, California, 92007, be delivered to Cardiff Towne Center, LLC. The case was styled Cardiff Towne Center, LLC vs. Safe Travel Care, Inc. The complaint was filed on October 25, 2005.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since April 24, 2003, our common stock has been quoted on the OTC Bulletin Board under the symbol "PDAR.OB." On May 19, 2003, our symbol changed to "SFTV.OB". Following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

           Calendar Year 2004         High        Low
           ------------------         ----        ----
           First Quarter              4.50         1.10
           Second Quarter             2.75         0.55
           Third Quarter              0.50         0.08
           Fourth Quarter             0.10        0.005

           Calendar Year 2004         High        Low
           ------------------         ----        ----
           First Quarter               0.01      0.0021
           Second Quarter              0.05       0.002
           Third Quarter              0.023      0.0052
           Fourth Quarter             0.007      0.0025

         We currently have 110,007,658 shares of our common stock outstanding. Our shares of common stock are held by approximately 368 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" Item 11 of this Annual Report.

RECENT SALES OF UNREGISTERED SECURITIES

         See Part 1, Item 1 of this Annual Report. The shares were issued to Mr. Flannery in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. Mr. Flannery took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold to Mr. Flannery with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

SECTION 15(g) OF THE EXCHANGE ACT

         The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

         RULE 15g-2 declares unlawful any  broker-dealer  transactions in "penny
stocks"  unless  the   broker-dealer  has  first  provided  to  the  customer  a
standardized disclosure document.

         RULE 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

         RULE 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

         RULE 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

         Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

         The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:


                               Small Business Issuer Purchases of Equity Securities
                                                  (a)              (b)              (c)               (d)
                                             -------------    -------------    -------------    --------------
                                                                                                  Maximum
                                                                                 Total number    number (or
                                                                                 of shares (or   approximate
                                                                                    units)      dollar value)of
                                                                                 purchased as    shares (or
                                                                                   part of      units) that may
                                              Total number                         publicly        yet be
                                              of shares (or    Average price      announced       purchased
                                                 units)          paid per          plans or     under the plans
                                                purchased     share (or unit)     programs       or programs
                                             -------------    -------------     -------------    --------------
October 2005.........................              -0-              -0-              -0-               -0-
November 2005........................              -0-              -0-              -0-               -0-
December 2005........................              -0-              -0-              -0-               -0-
                                                  -----            -----            -----             -----
Total................................              -0-              -0-              -0-               -0-
                                                  =====            =====            =====             =====


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

         Statements included in this Management' Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

MANAGEMENT'S PLAN OF OPERATIONS

         As of March 2006, we have entered into preliminary discussions with an established manufacturer of mobile utility systems to potentially merge their operations into the company. The decision to consummate this transaction is pending due diligence and further negotiations.

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

         We will need additional capital to continue our operations, to complete the proposed merger as well as to consummate any new business opportunities and will endeavor to raise funds through the sale of equity shares and revenues from operations.

         There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

         Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

         If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.


RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2004.

REVENUE

         Revenue for the 12 months ended December 31, 2005 was $0 compared to $0 for the 12 months ended December 31, 2004. Revenue did not change due to no operations in 2005.

COST OF REVENUE

         Cost of revenue was $0 for the 12 months ended December 31, 2005, compared to $0 sales for the 12 months ended December 31, 2004. Cost of revenue did not change due to no operations in 2005. We expect cost of revenue to increase during the coming 12 months due to increased sales and the requirement for additional product.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses ("G&A") were $95,656 for the 12 months ended December 31, 2005, compared to $101,662 for the 12 months ended December 31, 2004, a decrease of $6,006.

         We expect G&A expenses to increase substantially in the coming 12 months. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

LIQUIDITY AND CAPITAL RESOURCES

         During the twelve-month period ended December 31, 2005, operating expenses were $217,043 as compared to $216,847 for the same period in 2004. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing the one planned acquisition. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

         During the 12 months ended December 31, 2004, we generated a net loss of $216,837. During the 12 months ended December 31, 2004, we used cash in operating activities of $138,319, cash used for investing activities was $36,085, and cash provided by financing activities was $109,416.

         In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

STOCK-BASED COMPENSATION

         In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         We adopted SFAS No. 142. Under the new rules, we will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption.

         Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on our consolidated financial statements. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS No. 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS No. 143 effective January 1, 2003.

         SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on our consolidated financial statements.

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not expect the adoption to have a material impact to our financial position or results of operations.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption to have a material impact to our financial position or results of operations.

         In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this statement did not have a material impact to our financial position or results of operations as we have not engaged in either of these activities.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations as we have not elected to change to the fair value based method of accounting for stock-based employee compensation.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the adoption to have a material impact to our financial position or results of operations.

         In April  2003,  the FASB  issued  Statement  of  Financial  Accounting
Standards (SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements.

ITEM 7.       FINANCIAL STATEMENTS.







                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES





                         FORMING A PART OF ANNUAL REPORT

                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SAFE TRAVEL CARE, INC.

I have audited the accompanying balance sheets of Safe Travel Care, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Care Travel, Inc. as of December 31, 2005, and 2004 and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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




E. Randall Gruber, CPA, PC


St. Louis, Missouri
March 29, 2006

                             SAFE TRAVEL CARE, INC.
                                 Balance Sheet
                           December 31, 2005 and 2004



                                                                                    2005                 2004
                                                                               ---------------      ----------------
                                  ASSETS

Current assets
     Cash and cash equivalents                                                $     ---            $          7,207
     Prepaid services - Related parties                                             ---                     120,000
                                                                               ---------------      ----------------

          Total assets                                                              ---                     127,207
                                                                               ===============      ================


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Bank overdraft                                                                        66             ---
     Notes payable                                                                    108,600             ---
     Accounts payable                                                                  55,265                98,908
     Accrued liabilities                                                               75,437                54,675
                                                                               ---------------      ----------------

          Total current liabilities                                                   239,368               153,583

Notes payable                                                                         247,600               292,630
                                                                               ---------------      ----------------

          Total liabilities                                                           486,968               446,213

Stockholders' equity
     Common stock 200,000,000 shares authorized, $.001 par value,
       110,007,658 and 58,080,181 share issued and outstanding                        110,008                58,080
     Additional paid in capital                                                     2,868,224             2,871,071
     Accumulated deficit                                                           (3,465,200)           (3,248,157)
                                                                               ---------------      ----------------

          Total stockholders' equity (deficit)                                       (486,968)             (319,006)
                                                                               ---------------      ----------------

          Total liabilities and stockholders' equity (deficit)                $     ---            $        127,207
                                                                               ===============      ================

                 See accompanying notes to financial statements

                             SAFE TRAVEL CARE, INC.
                            Statement of Operations
                 For the years ended December 31, 2005 and 2004

                                                               2005                 2004
                                                          ---------------      ----------------

Revenues                                                 $     ---            $      ---

Cost of sales                                                  ---                   ---
                                                          ---------------      ----------------

          Gross profit                                         ---                   ---

General and administrative expenses                               95,656
Lawsuit settlement                                                99,000               101,662
                                                          ---------------      ----------------

          Loss from operations                                  (194,656)             (101,662)

Other expenses
Interest expense                                                  22,387                88,829
                                                          ---------------      ----------------

          Net loss                                       $      (217,043)     $       (216,837)
                                                          ===============      ================

Weighted average number of shares outstanding                 82,948,532            13,667,400
                                                          ===============      ================

Basic and diluted net loss per common share              $         (0.00)     $          (0.01)
                                                          ===============      ================


                 See accompanying notes to financial statements

                             SAFE TRAVEL CARE, INC.
                   Statement of Stockholders' Equity (Deficit)
                 For the years ended December 31, 2005 and 2004

                                                                               Additional
                                                      Common Stock              Paid-In       Accumulated
                                                 Shares          Amount         Capital         Deficit          Total
                                              ------------    ------------    ------------    ------------    ------------
Balance December 31, 2003                        7,170,295    $      7,170    $  2,714,805    $ (3,031,320)   $   (309,345)

Proceeds from sale of stock                     10,909,886          10,910          76,266            --            87,176

Stock issued for services                       40,000,000          40,000          80,000            --           120,000

Net loss                                              --              --              --          (216,837)       (216,837)
                                              ------------    ------------    ------------    ------------    ------------

Balance December 31, 2004                       58,080,181    $     58,080    $  2,871,071    $ (3,248,157)   $   (319,006)

Proceeds from issuance of common stock           9,427,477           9,428           7,153            --            16,581

Stock issued for services                        5,000,000           5,000          70,000            --            75,000

Stock issued for services in 2004 cancelled    (40,000,000)        (40,000)        (80,000)           --          (120,000)

Stock issue to convert note payable             77,500,000          77,500            --              --            77,500

Net loss                                              --              --              --          (217,043)       (217,043)
                                              ------------    ------------    ------------    ------------    ------------

Balance December 31, 2005                      110,007,658         110,008       2,868,224      (3,465,200)       (486,968)
                                              ============    ============    ============    ============    ============


                 See accompanying notes to financial statements

                             SAFE TRAVEL CARE, INC.
                            Statement of Cash Flows
                 For the years ended December 31, 2005 and 2004




                                                                                    2005                 2004
                                                                           -------------------   -------------------
                                                                                       Restated see Note 3)
Cash flows from operating activities:
     Net loss                                                                 $      (217,043)     $       (216,837)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Loss on disposal of fixed assets                                          ---                      26,346
          Compensation paid by issuance of stock                                       75,000             ---
          Changes in operating assets and liabiities:                               ---                   ---
              Deposits                                                              ---                      12,046
              Bank overdraft                                                               66                (1,280)
              Accounts payable                                                        (43,643)                6,238
              Accrued liabilities                                                      20,762                54,200
              Deposits payable                                                      ---                     (19,032)
                                                                               ---------------      ----------------

                Net cash used by operating activities                                (164,858)             (138,319)

Cash flows from investing activities:                                                                     ---
      Proceeds from disposal of fixed assets                                        ---                      36,085
                                                                               ---------------      ----------------

                Net cash used for investing activities                              ---                      36,085

Cash flows from financing activities:
      Proceeds from issuance of notes to related party                                 36,070                22,240
      Proceeds from issuance of notes                                                 105,000             ---
      Repayment of notes to related party                                           ---                   ---
      Proceeds from issuance of common stock                                           16,581                87,176
                                                                               ---------------      ----------------

                Net cash provided by financing activities                             157,651               109,416
                                                                               ---------------      ----------------

Increase (decrease) in cash and cash equivalents                                       (7,207)                7,182

Cash and cash equivalents, beginning of year                                            7,207                    25
                                                                               ---------------      ----------------

Cash and cash equivalents, end of year                                        $     ---            $          7,207
                                                                               ===============      ================

Cash paid for interest                                                        $     ---            $      ---

Stock issued for services                                                     $        75,000      $       ---
                                                                               ===============      ================
Stock issued to convert long-term debt                                                 77,500             ---
                                                                               ===============      ================
Stock issued for services subsequently cancelled                                     (200,000)            ---
                                                                               ===============      ================

                Net cash provided by financing activities                             157,651               109,416
                                                                               ---------------      ----------------

Increase (decrease) in cash and cash equivalents                                       (7,207)                7,182

Cash and cash equivalents, beginning of year                                            7,207                    25
                                                                               ---------------      ----------------

Cash and cash equivalents, end of year                                        $     ---            $          7,207
                                                                               ===============      ================

Cash paid for interest                                                        $     ---            $      ---
                                                                               ===============      ================

Stock issued for services                                                     $        75,000      $      ---
                                                                               ===============      ================
Stock issued to convert long-term debt                                                 77,500            ---
                                                                               ===============      ================
Stock issued for services subsequently cancelled                                     (200,000)           ---
                                                                               ===============      ================

                 See accompanying notes to financial statements

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background
----------

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

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2005 of $217,043 and at December 31, 2005, had an accumulated deficit of $3,465,200. In addition, the Company generates minimal revenue from its operations. These conditions raise substantial doubt as to the Company's ability to continue as a growing concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

Management intends to raise financing through the issuance of its common stock or other means and interests that it deems necessary, with a view to moving forward with the development of the travel protection service company.

Use of Estimates
----------------

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

Revenue Recognition
-------------------

Revenue is recognized when services are performed or products are delivered. The cost of shipping and handling are charged directly to cost of sales at the time of shipment. Sales are recorded net of returns, discounts and allowances.

Concentration of Credit Risk
----------------------------

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

Cash Equivalents
----------------

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalent.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maint- enance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

Comprehensive Income
--------------------

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

Advertising Costs
-----------------

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended December 31, 2005 and 2004.

Income Taxes
------------

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


Loss per Share
--------------

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2005, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Stock-Based Compensation
------------------------

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock- Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of the grant of the deemed fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. Accordingly, because the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

Segment Reporting
-----------------

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the year ended December 31, 2005, the Company had no revenue.

Impairment of Long-Lived Assets
-------------------------------

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

Recent Accounting Pronouncements
--------------------------------

In January 2003, the FASB issued Interpretation No 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidation Financial State- ments). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-5 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enter- prise's financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to receive a majority of the entity's residual returns or both. A company that consolidated a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46. that was issued in January, 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying IN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implement- ation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of this statement had no impact on the Company's financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R will provide investors and other users of financial statements with more compete and neutral financial information by requiring that the compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SOFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. Public entities (other than those filing as small business issuers) will be required to apply SOFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SOFAS 123R and does not believe the impact will be significant to the Company's overall results of operations or financial position.


NOTE 2 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2005:

       Note payable to an individual with interest at
       10% per annum.  The note is due on demand.                 215,130
       Note payable to a related party due at 10%
       interest payable semi-annually with the balance
       due on March 1, 2008.                                       32,470
       Note payable to a non-related corporation with
       interest payable at 8% due quarterly beginning
       January 1, 2006.  Balance due on maturity
       September 7, 2007.                                         105,000
       Other loans                                                  3,600
                                                              ------------
                                                                  356,200
       Less - Current maturities                                 (108,600)
                                                              ------------
                                                               $  247,600
                                                              ============

Accrued interest on the notes payable totals $75,437 at December 31, 2005.

Note 3 - Income Taxes

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2004 is as follows:


       Federal income tax rate                                     34.00%
       Effect of net operating loss                               -34.00%

                                                              ------------
       Effective income tax rate                                    0.00%
                                                              ============

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

       Net loss carry forward                               $   3,465,200
                                                              ============

The Company may offset net operating loss carry forwards against future taxable income through the year 2020. No tax benefit has been reported in the financial statements as the Company believes that the carry-forward will expire unused. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

Note 4 - Commitments

The Company leases its office facilities under a two year lease agreement beginning on February 15, 2005. The minimum annual rental is $1003 per month. Minimum annual lease payments are as follows:



       Year ending December 31, 2006                            $  12,036
       Year ending December 31, 2007                                2,006
                                                              ------------
                                                                $  14,042
                                                              ============

Note 5 - Stockholders' Deficit

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock,

During the year ended December 31, 2005, the Company issued 5,000,000 shares of common stock for services rendered in the amount of $75,000.

During the year ended December 31, 2005, the Company issued 77,500,000 shares of common stock to convert notes payable in the amount of $77,500.

During the year ended December 31, 2005 the Company cancelled 40,000 shares which had been issued for services rendered during the years ended December 31, 2004.

During the year ended December 31, 2005 the Company issued 9,427,477 shares to individuals.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective March 10, 2005, we dismissed our independent auditor,  Andrew
M. Smith CPA ("Andrew Smith") because Andrew Smith was not registered with the Public Company Accounting Oversight Board ("PCAOB").

         Andrew Smith's reports on our financial statements for the year ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Andrew Smith's report on our Form 10-KSB for the year ended December 31, 2003 raised substantial doubt about our ability to continue as a going concern.

         The decision to dismiss Andrew Smith was approved by our Board of Directors.

         During the two most recent fiscal years and any subsequent interim period through March 10, 2005 there were no disagreements between us and Andrew Smith on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andrew Smith, would have caused Andrew Smith to make reference to the subject matter of the disagreements in connection with his reports on the financial statements for such periods.

         Regulation S-K Item 304(a)(1)(v) was not applicable.

         On March 10, 2005 we engaged E. Randall Gruber, CPA, certified public accountant, ("Randall Gruber") as our independent accountant to report on our balance sheet as of December 31, 2004, and the related combined statements of income, stockholders' equity and cash flows for the years then ended. The decision to appoint Randall Gruber was approved by our Board of Directors.

         During our two most recent fiscal years and any subsequent interim period prior to the engagement of Randall Gruber, neither we nor anyone on our behalf consulted with Randall Gruber regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event," as those terms are defined in Regulation S-K, Items 304(a)(1)(iv) and 304(a)(1)(v).

         We filed Andrew Smith's letter as Exhibit 16 to our amended Current Report on Form 8-K/A on June 16, 2005.

ITEM 8A.      CONTROLS AND PROCEDURES.

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

         Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B.      OTHER INFORMATION.

         None.

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our sole director and executive officer is:

            Name                 Age                            Position                         Position Held Since
            ----                 ---                            --------                         -------------------
    Jeffrey W. Flannery           49               president, chief executive officer,                   2006
                                                      chief financial officer, and secretary


         A description of Mr. Flannery's business experience during the past several years is set forth below.

         Jeffrey W. Flannery has been a director of Safe Travel Care, Inc. and its President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary since January1, 2006. Mr. Flannery brings extensive experience in business development and fiscal management to these positions with Safe Travel Care, Inc. He is currently serving as (i) President, Chief Financial Officer, Secretary and Director of Axia Group, Inc., a development stage company and (ii) Chief Executive Officer and Chief Financial Officer of The Jackson Rivers Company, Inc., a company which provides network engineering and data management services. Previously, Mr. Flannery was the founder and Chief Executive Officer of Enhanced Information Systems, Inc., an online home health care provider for the pharmacy industry, Vice President of Development for IUSA, an information technology company, and Vice President of Corporate Communications for Center For Special Immunology, a public company dedicated to medical treatments for immune disorders. As President of FLC Partners, Inc., an investment banking services company, Mr. Flannery has provided financial consulting and business development services for many public and private companies. Mr. Flannery received his B.A in Philosophy from the University of California Los Angeles.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

         Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of four persons who during the year ended December 31, 2005, was a director, officer, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

o VERNELL P. PROUT. Vernell P. Prout was an officer and director during the year 2005. Vernell P. Prout failed to timely file a Form 4 for the year ended December 31, 2005.

o ROBERT L. SCHULTZ. Robert L. Schultz was an officer and director during the year 2005. Robert L. Schultz failed to timely file a Form 4 for the year ended December 31, 2005.

o LEROY C. WILLOUGHBY. LeRoy C. Willoughby was an officer and director during the year 2005. LeRoy C. Willoughby failed to timely file a Form 4 for the year ended December 31, 2005.

o JEFFREY W. FLANNERY. Jeffrey W. Flannery was an officer and director during the year 2005. Jeffrey W. Flannery failed to timely file a Form 4 for the year ended December 31, 2005.

CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

o Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

o        Compliance with applicable governmental laws, rules and regulations;

o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

o        Accountability for adherence to the code.

         A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto.

         We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 8880 Rio San Diego Drive, 8th Floor San Diego, California 92108, telephone (619) 209-6049.

ITEM 10.      EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

DIRECTORS' COMPENSATION

         We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of Safe Travel Care, Inc.

SUMMARY COMPENSATION TABLE

         The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Safe Travel Care, Inc.

                                   ----------------------------------- ------------------------------------
                                        Annual Compensation                 Long Term Compensation
                                   ----------------------------------- ------------------------------------
                                                                                 Awards            Payouts
                                                                       -------------------------- ---------
                                                                       Restricted   Securities
                                                       Other Annual     Stock       Underlying     LTIP        All Other
 Name and Principal                 Salary   Bonus     Compensation     Award(s)    Options/SARs  Payouts     Compensation
    Position                Year     ($)      ($)           ($)           ($)           (#)         ($)          ($)
-------------------------- ------- -------- --------- ---------------- ----------- -------------- --------- ---------------
    Robert L. Schultz       2003      0        0             0             0             0           0            0
      (former CEO)          2004    1,000      0             0             0             0           0            0
                            2005      0        0             0             0             0           0            0

    LeRoy Willoughby        2003      0        0             0             0             0           0            0
      (former CFO)          2004      0        0             0             0             0           0            0
                            2005      0        0             0             0             0           0            0


    Vernell P. Prout        2003      0        0             0             0             0           0            0
      (former COO)          2004    6,000      0             0             0             0           0            0
                            2005      0        0             0             0             0           0            0

   Jeffrey W.Flannery       2005      0        0             0             0             0           0            0
-------------------------- ------- -------- --------- ---------------- ----------- -------------- --------- ---------------

EMPLOYMENT AGREEMENTS

         None.

CONFIDENTIALITY AGREEMENTS

         None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         None.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 12, 2006, information concerning ownership of our securities by

o Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

o Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

o        Each director;

o        Each named executive officer; and

o        All directors and officers as a group.

                                                             Common Stock Beneficially    Preferred Stock Beneficially
                                                                     Owned (2)                   Owned (2)
                                                                     ---------                   ---------
         Name and Address of Beneficial Owner (1)                 Number    Percent        Number     Percent
         ----------------------------------------               ----------  -------      ----------    -------
Jeffrey W. Flannery ...................................         10,400,000   12.9        2,000,000(3)   100(3)
All directors and officers as a group (one person).....         10,400,000   12.9        2,000,000(3)   100(3)



(1) Unless otherwise indicated, the address for each of these stockholders is c/o Safe Travel Care, Inc., 8880 Rio San Diego Drive, 8th Floor, San, Diego, California 92108. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.
(2)  Beneficial ownership is determined in accordance with the rules of the SEC.
(3)  Series A Preferred Stock.

         There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Safe Travel Care, Inc.

         There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 13.      EXHIBITS

 Exhibit No.                        Identification of Exhibit
 -----------                        -------------------------
  3.1*          Articles of Incorporation, filed on November 20, 1998.
  3.2*          Certificate  of  Amendment to Articles of  Incorporation,  filed
                February 4, 2000.
  3.3*          Certificate  of  Amendment to Articles of  Incorporation,  filed
                February 14, 2001.
  3.4*          Certificate  of  Amendment to Articles of  Incorporation,  filed
                August 14, 2002.
  3.5*          Certificate  of  Amendment to Articles of  Incorporation,  filed
                September 4, 2002.
  3.6*          Certificate  of  Amendment to Articles of  Incorporation,  filed
                October 15, 2002.
  3.7*          Certificate of Amendment to Articles of Incorporation, filed May
                2, 2003.
  3.8**         Certificate  of  Amendment to Articles of  Incorporation,  filed
                August 31, 2005.
  3.9**         Certificate of Designation  establishing  our Series A Preferred
                Stock, filed August 31, 2005.
  3.10*         Bylaws
  14**          Code of Ethics
  21**          Subsidiaries.
  31.1**        Certification of Jeffrey W. Flannery, President, Chief Executive
                Officer and Chief Financial Officer of Safe Travel Care, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.
  32.1**        Certification of Jeffrey W. Flannery, President, Chief Executive
                Officer and Chief Financial Officer of Safe Travel Care, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

* Previously Filed
** Filed Herewith

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate fees billed by Randall Gruber for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2005 were $4,000.

AUDIT-RELATED FEES

         The  aggregate   audit-related   fees  billed  by  Randall  Gruber  for
professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2005 were $0.

ALL OTHER FEES

         There were no other fees billed by Randall Gruber for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SAFE TRAVEL CARE, INC.



Date April 17, 2006.
                             By /s/ Jeffrey W. Flannery
                                ------------------------------------------------
                                Jeffrey W. Flannery, President, Chief Executive Officer and Chief Financial Officer