Form 10QSB
period 2006-03-31
SAFE TRAVEL CARE INC
filed 2006-05-22
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission file number: 000-26139

SAFE TRAVEL CARE, INC.
(Name of small business issuer in its charter)

Nevada	91-1937382
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8880 Rio San Diego Street, 8th Floor
Cardiff, California	92108
(Address of principal executive offices)	(Zip Code)

(619) 342-7449
(Issuer's telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 19, 2006, the issuer had 137,567,180 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes[  ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SAFE TRAVEL CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006

ASSETS

Current assets
Cash and cash equivalents	$3,671

Total current assets	3,671

Total assets	3,671

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Notes payable	106,100
Accounts payable	55,265
Accrued liabilities	125,566

Total current liabilities	286,931

Notes payable	237,600

Total liabilities	524,531

Stockholders' equity
Common stock (200,000,000 shares authorized, $.001 par
value, 130,424,324 share issued and outstanding	130,424
Additional paid in capital	2,874,505
Accumulated deficit	(3,525,789)

Total stockholders' equity (deficit)	(520,860)

Total liabilities and stockholders' equity (deficit)	$3,671

SAFE TRAVEL CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Revenues	$ ---	$ ---

Cost of sales	---	---

Gross profit	---	---

General and administrative expenses	56,532	91,988

Loss from operations	(56,532)	(91,988)

Other expenses
Interest expense	(5,129)	(6,963)

Net loss	$(61,661)	$(98,951)

Weighted average number of shares outstanding	1,188,618	7,170,295

Basic and diluted net loss per common share	$(0.05)	$(0.01)

SAFE TRAVEL CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(61,661)	$(98,951)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	--	6,629
Common stock issued for consulting services	--	75,000
Changes in operating assets and liabilities:
Bank overdraft	(66)	--
Accounts payable	--	1,624
Accrued liabilities	50,129	5,340
Advances from shareholders		2,100
Deposits payable	---	--

Net cash used by operating activities	(11,598)	(8,258)

Cash flows from investing activities:
Web site development costs	---	(3,500)

Cash flows from financing activities:
Redemption of notes payable	(2,500)	---
Proceeds from issuance of common stock	17,769	4,580

Net cash provided by financing activities	15,269	4,580

Increase (decrease) in cash and cash equivalents	3,671	(7,178)

Cash and cash equivalents, beginning of year	---	7,209

Cash and cash equivalents, beginning of year	$3,671	$31

Non-cash investing and financing activities:
Stock based compensation	$--	$75,000
Stock issued in repayment of long-term debt	10,000	23,000

	$10,000	$98,000

Note 1 - Background and Summary of Significant Accounting Policies
Background

The unaudited financial statements have been prepared by Safe Travel Care, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2006 and at March 31, 2006 had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations.

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

Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 in the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2005 and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

Note 2 - Stockholders Deficit

During the three months ended March 31, 2006, the Company issued 10,000,000 shares of common stock to retire convertible debt.

Also during the three months ended March 31, 2005, the Company issued 8,416,666 shares of common stock for cash in the amount of $17,769

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

Note 4 - Notes payable

Notes payable consist of the following at March 31, 2005:

Note payable to an individual with interest at 10% per annum. The note is due on demand,	$205,130

Note payable to a related party due at 10% interest payable semi-annually with the balance due on March 1, 2008	32,470

Note payable to a non-related corporation with interest payable at 8% due quarterly beginning January 1, 2006. Balance due on maturity, September 7, 2007	105,000

Other loans	1,100

343,700

Less - Current maturities	(106,100)

$237,600

Note 5 - Income Taxes

The reconciliation of the effective income tax rate to the federal statutory rate for the three month period ended March 31, 2006 is as follows:

Federal income tax rate	34.00%
Effect of net operating loss	-34.00%
Effective income tax rate	0.00%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The Company has a net operating loss carryforward of approximately $3,525,000 which can be used against future taxable income. No tax benefit has been reported in the financial statements as the Company believes that the carry-forward will expire unused. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

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
  Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2005.

General

We were originally incorporated under the name Global-Link Enterprises, Inc. in the state of Nevada on November 20, 1998. On April 7, 2000 we changed our name to "MLM World News Today, Inc." On August 14, 2002, we changed our name to "Presidential Air Corporation." On May 2, 2003, we changed our name to "Safe Travel Care, Inc."

Recent Changes in Our Corporate Structure

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

Recent Developments

  As of April 3, 2006, we entered into a nonbinding letter of intent with an established manufacturer of mobile utility systems to merge their operations into the company. The decision to consummate this transaction is pending due diligence and further negotiations. Although we have completed this acquisition, we must raise significant capital to operate this business. Therefore, unless we are able to sell our shares or find debt financing, we will not have sufficient funds to carry on our business operations for the next 12 months. To date, limited funds from sources have been raised, and there can be no guaranty that any offering will yield the funds necessary for us to carry on our business operations. Without sufficient funding we will be unable to continue as a going concern.

  On December 19, 2005 Jeffrey W. Flannery was elected as our president, chief executive officer, chief financial officer and secretary of the company. Mr. Flannery now owns 12.9 percent of common stock and 100% of the preferred stock constituting a change of control.

Results of Operations

Revenue

  Three months ended March 31, 2006 compared to the three months ended March 31, 2005.

  Total net sales and revenues were at $-0- for the three months ended March 31, 2006 compared to $-0- for the prior period.

  Our gross profit for the three months ended March 31, 2006 was $-0- compared to $-0- for the prior period. Gross margin as a percentage of sales was -0- percent in 2006 and 2005.

  Operating loss was $56,532 for the three months ended March 31, 2006 as compared to a loss of $91.988 for the same period in 2005.

  Interest expense, net for the three months ended March 31, 2006 was $5,129 as compared to $6,963 for the three months period ended March 31, 2005.

  Net loss from continuing operations for the three months ended March 31, 2006 was $61,661 compared to a loss of $98,851 for the same period in 2005.

Liquidity and Capital Resources

  As of March 31, 2006, we had a deficiency in working capital of $283,260. Cash used in operating activities totaled $11,598.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

    Please see our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Commission on April 17, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

    None.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE TRAVEL CARE, INC.

Dated May 22, 2006.	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
President and Chief Executive Officer