Form 10QSB
period 2006-06-30
SAFE TRAVEL CARE INC
filed 2006-08-11
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2006.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from _______ to ________

COMMISSION FILE NUMBER: 000-26139

SAFE TRAVEL CARE, INC.

(Name of small business issuer in its charter)

NEVADA             91-1937382

 (State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)     Identification No.)

8880 Rio San Diego Drive 8th floor
San Diego CALIFORNIA 92108

 (Address of principal executive offices) (Zip Code)

(619) 342-7449

 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     [X]     No    [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 10, 2006, the issuer had 155,998,552 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

Page - 1

SAFE TRAVEL CARE, INC.

FORM 10-QSB

QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements

Consolidated Balance Sheet as of June 30, 2006

Consolidated Statement of Operations for the three and six months ended June 30, 2006 and 2005

Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and 2005

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis or Plan of Operations

Item 3 - Controls and Procedures

Part II - Other Information

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

Signatures

Page - 2

PART I - FINANCIAL INFORMATION

SAFE TRAVEL CARE, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

2006
(Unaudited)
ASSETS

Current Assets:
Cash	$1,417
Total Assets	$1,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes payable	$258,130
Accounts payable	55,265
Accrued expenses	104,952

Total Current Liabilities	418,347

Long-term liabilities

Notes payable	137,470

Commitments and Contingencies

Total liabilities	555,817

Stockholders’ Deficit:

Common Stock, par value $.001, authorized 200,000,000
shares, issued and outstanding 155,998,552 shares	155,999
Additional Paid-in Capital	2,902,447
Retained (Deficit)	(3,612,846)

Total Stockholders’ Deficit	(554,400)

Total Liabilities and Stockholders’ (Deficit)	$1,417

The accompanying notes are an integral part of these financial statements.

Page - 3

SAFE TRAVEL CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)
Operating Expenses:
General and Administrative Expenses	$133,476	$61,061

Loss from Operations	(133,476)	(61,061)

Interest Expense	14,170	12,356

Net loss	$(147,646)	$(73,417)

Basic and Diluted Net Loss Per Common Share	$(.00)	$(.01)

Weighted Average Shares Outstanding	131,713,715	40,380,902

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)
Operating Expenses:
General and Administrative Expenses	$76,944	$30,927

Loss from Operations	(76,944)	(30,927)

Interest Expense	9,041	5,393

Net loss	$(85,985)	$(25,534)

Basic and Diluted Net Loss Per Common Share	$(.00)	$(.00)

Weighted Average Shares Outstanding	143,241,438	49,452,376

The accompanying notes are an integral part of these financial statements.

Page - 4

SAFE TRAVEL CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

		2006		2005
		(Unaudited)		(Unaudited)

Cash flows from operating activities:
Net loss		$(147,646)		$(73,417)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization		---
Common stock issued for consulting services				75,000
Changes in operating assets and liabilities:
Bank overdraft		(66)		7,914
Accounts payable				(43,642)
Accrued liabilities		29,515		10,732
Advances from shareholders				2,100
Deposits payable		---		---

Net cash used by operating activities		(118,197)		(21,313)

Cash flows from financing activities:
Proceeds of notes		27,900		9,550
Proceeds from issuance of common stock		91,714		4,580

Net cash provided by financing activities		119,614		14,130

Increase (decrease) in cash and cash equivalents		1,417		(7,183)

Cash and cash equivalents, beginning of year		---		7,208

Cash and cash equivalents, end of period		$$1,417		$25

Non-cash investing and financing activities:
Stock based compensation	$	---	$	---
Stock issued in repayment of long-term debt		25,000		---

		$25,000	$	---

	$	---	$	---

The accompanying notes are an integral part of these financial statements

Page - 5

SAFE TRAVEL CARE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

The unaudited financial statements have been prepared by Safe Travel Care, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

SFTV was originally incorporated under the name Global-Link Enterprises, Inc. in the state of Nevada on November 20, 1998. On February 4, 2000 the Company filed a Certificate of Name Change with the State of Nevada to "MLM World News Today, Inc." which was granted on April 7, 2000. On August 14, 2002, the Company changed its name to Presidential Air Corporation.

On May 2, 2003, the Company executed an agreement to acquire all of the assets of Safe Travel Care, a California general partnership, and changed the Company's name from Presidential Air Corporation to Safe Travel Care, Inc.

On July 21, 2006, Safe Travel Care, Inc. (“SFTV” or “Registrant”) entered into an agreement and plan of merger with Titan Energy Development, Inc. (“TEDI”) (the Merger Agreement or Stock Exchange Agreement). In exchange for transferring TEDI to the Registrant, the TEDI Shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Registrants preferred stock, which were divided proportionally among the TEDI Shareholders in accordance with their respective ownership interests in TEDI immediately before the completion Merger Transaction.

SFTV executive offices are located at 8880 Rio San Diego Dr., 8th Floor, and San Diego, CA 92108 and telephone number (619) 342-7449. There are additional offices at Next Energy Alternative Technologies Center, 461 Burroughs Street, Detroit, MI 48202.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2006 and at June 30, 2006 had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations.

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

Page - 6

SAFE TRAVEL CARE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2005 and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

NOTE 1 - RECENT ACCOUNTING PRONOUNCEMENTS

In March, 2004, the FASB approved the consensus reached on the Emerging Issues Task Forces (ETIF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments for investments are deemed to be temporarily impaired. In September 204, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition are effective only for annual periods ending after June15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment” ("SFAS 123R"). SFAS 123R will provide investors and other users of financial statements with more compete and neutral financial information by requiring that the compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123R and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Page - 7

SAFE TRAVEL CARE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

Note 2 - Notes Payable

Notes Payable consists of the following at June 30, 2006:
Note Payable to an individual with interest at
10% per annum. The note is due on demand.	205,130
Note payable to a related party due at 10% interest payable
semi annually with the balance due March 1 2008	32,470
Note Payable to a non related corporation
with interest payable at 8% due quarterly beginning on
January 1 2006. Balance due on maturity September 7 2007	105,000
Convertible Notes due April of 2007 with interest at 8%	50,000
Other loans at 8% interest	3,000
Total	395,600
Less Current portion	258,130
Long term	137,470

Note 3 Income Taxes

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2005 is as follows:
Federal income tax rate                  34%
Effect of Net operating Loss       (34%)
Effective income tax rate               0.00%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Net loss carryforward is $3,465,200

The company may offset net operating loss carryforwards against future taxable income through the year 2020. No tax benefit has been reported in the financial statements as the company believes that the carryforward will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by valuation allowance of the same amount.

Page - 8

Note 4- Commitments

The company leases its office facilities under a two year agreement expiring February 2007. Minimum annual rental equals $12,036.

Note 5 Subsequent Event

The Company has agreed to merge and acquire a company called Titan Energy Development Inc. a supplier of emergency assistance equipment. The company has filed the required 8k notification including Titans audit report and pro forma financial statements. The following pro forma Balance Sheet indicates the combined entity had the transaction occurred on December 31 2005.

Cash	$216,211
Accounts Receivable	$33,818
Inventory	$236,346
Other	$5,700
Total Current	$492,075

Fixed Assets	$4,408
Total Assets	$496,483

Accounts Payable	$658,069
Notes Payable	$233,600
$891,669

Long Term Notes	$247,600

Total Liabilities	$1,139,269
Stockholders Deficit
Common Stock	110,008
Preferred Stock	1,000
Additional Paid In Capital	2,711,406
Retained Deficit	(3,465,200)

Total Deficit	(642,786)

Total	496,483

The following is a condensed profit and loss statement had the transaction occurred on January 1 2006 for the six months ended June 30 2006. The following combines Safe Travel and Titan Energy:

Sales	2,600

Expenses	82,109

Loss	(79,509)

Page - 9

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

On July 21, 2006, Safe Travel Care, Inc. (“SFTV” or “Registrant”) entered into an agreement and plan of merger with Titan Energy Development, Inc. (“TEDI”) (the Merger Agreement or Stock Exchange Agreement). In exchange for transferring TEDI to the Registrant, the TEDI Shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Registrants preferred stock, which were divided proportionally among the TEDI Shareholders in accordance with their respective ownership interests in TEDI immediately before the completion Merger Transaction.

CURRENT BUSINESS PLAN

With the acquisition of Titan Energy Development, Inc. (TEDI) on August 4, 2006, SFTV is now a manufacturer of a mobile, multifunctional utility system, called the “Sentry 5000” designed for disaster recovery and response situations. The Sentry 5000 was designed and developed by Titan to be a smaller, completely self sufficient “first response” unit that will provide vital services in situations such as manmade or natural disasters. The Sentry 5000 generates electricity, provides heating and cooling, water filtration and satellite communications and is small enough to be transported by a pick up truck or SUV and operates on diesel fuel.

Page - 10

SFTI’s current purpose is to expand and grow the sales, service and support of the Sentry 5000 Mobile Utility Systems in as many markets as possible. The distribution strategy is to market the Sentry 5000 on a wholesale basis to a distributor network. Distribution partners will have the responsibility of selling direct to end-use buyers. The initial focus will be U.S. distribution with the expectation of expanding globally based on achieving predetermined sales metrics in the U.S.

Disaster relief, public safety, military operations, peace keeping operations, remote industrial production and distribution, and remote healthcare delivery are global markets that require access to mobile, temporary service, essential utilities that can be easily transported to isolated geographic locations. These markets and services are currently served by a wide and disparate range of suppliers based both in the U.S. and abroad.

The Sentry 5000 is designed for multiple emergency and remote access applications requiring rapid operational setup and global deployment. The unit is sized and priced to accommodate a variety of budgets ranging from small charity relief agencies to large government and military purchases.

The system is unique to the disaster recovery market in that it incorporates multiple, essential utilities into a compact, mobile container at a wholesale price of slightly over $150,000 per unit. Based on cumulative competitive research data to date, there does not appear to be any direct competition, with similar bundled, feature-to-feature functionality at the same target price point, currently available on the market.

TEDI’s (and now SFTV’s) flagship product is the Sentry 5000, a multifunctional utility system that is designed to fill a gap in the essential utility service market for temporary relief or repair applications. Its standard features include emergency power generation, water purification, heating & cooling, compressed air, voice and data communications, emergency area lighting, the ability to support up to an additional 50 KW of area lighting, power tool use or other emergency requirement for power source, a mobile trailer for transporting and an enclosure. There is no known competition with a similar breadth of essential utility services, at this price point, or easily transportable physical size.

TEDI is committed to the continual improvement in its product offerings and maintaining products that offer the highest level of service and support. To this end, TEDI is actively engaged with Wayne State University the US Army TARDEC and NextEnergy in a number of cooperative research and development activities to address these issues. Specific initiatives underway include:

Characterization of Fuel Properties of Synthetic/Petrol/Renewable Fuel
TEDI (SFTV) will perform a systematic and comprehensive evaluation of fuel properties of Fischer-Tropsch synthetic fuel, and blends of synthetic and JP-8, synthetic and biodiesel, and JP-8 and biodiesel; and down-select fuel blends for engine and generator testings.

Optimization of Engine Control Strategy for Multiple Fuels
TEDI (SFTV) will perform engine power testing and exhaust emission testing for selected Fischer-Tropsch synthetic fuel, and blends of synthetic with JP-8 or biodiesel, to optimize the engine control strategy. The goal is to develop a set of engine control parameters for different fuel and fuel blends.

Long-term Performance of Power Generator with Synthetic Fuel Blends
TEDI (SFTV) will conduct a long-term performance testing of a Titan Sentry 5000 power generator with different synthetic fuel blends. The goal is to determine fuel compatibility, power performance, and component weakness.

The principal suppliers for TEDI (and now SFTV) are:

Katolight (MN company) - Provides Company with the trailer, aluminum enclosure, engine generator as well as assembly of the completed unit. .
Noah Water (MI Company) - Manufacturer and provider of the Titan Water purification system.
Rush Air (MI Company) - Provides the heating and cooling system, control panel and final assembly
NextEnergy - Provides TEDI (SFTV) with its headquarters in Detroit Michigan’s new Tech Town. These facilities offer office space, board and meeting facilities, testing and laboratory space as well as administrative support

Page - 11

Product distribution will be assigned on both a vertical and geographic market basis. Military sales distribution will be assigned on a country specific basis, and public safety and commercial market distribution will be assigned, based on the ability to serve and penetrate existing markets for disaster relief and remote healthcare, as well as the ability to target industrial markets such as the oil & gas, chemical, mining and resort industries.

TEDI (SFTV) will accept exclusive distribution arrangements with minimum, annual volume commitments. Pricing is currently set for wholesale distribution. Distribution agreements will establish recommended retail price points and volume discount levels.

TEDI (SFTV) will make every effort to leverage the existing emergency and rental power generation, distribution industry. This industry segment is well established and offers entry to long term relationships with key buyers. There are approximately 250 potential emergency power generation distribution partners in the U.S. that are non-exclusive to a specific manufacturer (i.e., Caterpillar, Cummins, etc.) and that would have potential interest in representing the Sentry product line.

An initial list of potential Titan Sentry U.S. distributors include Cummins, Detroit Diesel, Mechron, Aggreko, Stuart Steveson, Coleman, Briggs & Stratton as well as niche companies such as TAS that may have strong oversees relationships. An additional list of smaller, regional distributors is available through ThomasNet, the Thomas Register Directory.

Potential distribution partners to the military sector might include Stuart Stevenson, Thule (U.K.), Titan, Parsons and any other military contractors that have successfully sold to the federal government (GSA) or any branch of the armed services. It is especially critical that access to military markets be achieved through established relationships. Military sales cycles are inherently long and Byzantine in nature. They are specification driven and in order to successfully position a new technology with the military, access must be gained upon which to proactively sell Titan Sentry product specifications. Care must be taken to ensure that the U.S. military, or any potential customer, does not adopt the Sentry 5000 specifications in a competitive bid and award the job as a custom build to another vendor.

SFTV will need additional capital to continue operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that SFTV will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on SFTV’s financial position and results of operations and ability to continue as a going concern. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to SFTV. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of SFTV existing common stock.

RESULTS OF OPERATIONS

REVENUE

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006.

  Total net sales and revenues were at $-0- for the six months ended June 30, 2006 compared to $-0- for the prior period.

  Our gross profit for the six months ended June 30, 2006 was $-0- as was the same period in 2005. Gross margin as a percentage of sales was -0- percent in 2006 and 2005.

  Operating loss was $76,944 for the six months ended June 30, 2006 as compared to a loss of $30,927 for the same period in 2005.

  Interest expense, net for the six months ended June 30, 2006 was $9,041 as compared to $5,393 for the six moths period ended June 30, 2005.

Net loss for the six months ended June 30, was $85,985 compared to a loss of $25,534 for the same period in 2005.

Page - 12

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Total net sales and revenues were -0- for 2006 and 2005.
Total Gross Profit was -0- for 2006 and 2005.
Operating loss was 133,476 for the six months ended June 30, 2006 compared to 61,061 in 2005.
Interest expense was 14,170 compared to 12,356
Total loss for the six months ended June 30 2006 was 147,646 compared to 73,417 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 2006, we had a deficiency in working capital of $416,930. Cash used in operating activities totaled $118,197.

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

STOCK-BASED COMPENSATION

  In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also require disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

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

Page - 13

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Effective November 23, 2005, the Superior Court of California, San Diego County, issued a writ of possession against us in favor of Cardiff Towne Center, LLC. The writ directs that the possession of real property situated at 2011 A San Elijo Avenue, Cardiff, CA 92007, be delivered to Cardiff Towne Center, LLC. The case was styled Cardiff Towne Center, LLC vs. Safe Travel Care, Inc. The complaint was filed on October 25, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Page - 14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NO. IDENTIFICATION OF EXHIBIT

31.1 Certification of Jeffrey Flannery, President and Chief Executive Officer of Safe Travel Care, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey Flannery Chief Financial Officer of Safe Travel Care, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Jeffrey Flannery, President and Chief Executive Officer of Safe Travel Care, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Jeffrey Flannery, Chief Financial Officer of Safe Travel Care, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE TRAVEL CARE, INC.

Dated August 10, 2006

 /s/ Jeffrey Flannery
Jeffrey Flannery
President and Chief Executive Officer

Page - 15

EXHIBIT 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey Flannery, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared ;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation ; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 11, 2006.

/s/Jeffrey Flannery
Jeffrey Flannery, President and
Chief Executive Officer

Page - 16

EXHIBIT 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey Flannery, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and;
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 11, 2006

/s/ Jeffrey Flannery
Jeffrey Flannery Chief Financial Officer

Page - 17

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Safe Travel Care, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey Flannery President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 11,  2006.

 /s/ Jeffrey Flannery
Jeffrey Flannery
President and Chief
Executive Officer of Safe Travel Care, Inc.

Page - 18

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Safe Travel Care, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey Flannery, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 11, 2006

 /s/ Jeffrey Flannery
Jeffrey Flannery
Chief Financial Officer of Safe Travel Care, Inc.

Page - 19