Form 10QSB
period 2006-09-30
SAFE TRAVEL CARE INC
filed 2006-11-14
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-26139

                             SAFE TRAVEL CARE, INC.
                 (Name of small business issuer in its charter)

                 NEVADA                                           91-1937382
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

       311 Fourth Ave., Suite 317                                   92101
          San Diego, California                                   (Zip Code)
(Address of principal executive offices)

                                 (619) 342-7449
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2006, the issuer had 238,998,552 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.............................................    3
  Item 1. Financial Statements.............................................    3
  Item 2. Management's Discussion and Analysis or Plan of Operation........   10
  Item 3. Controls and Procedures..........................................   14

PART II - OTHER INFORMATION................................................   15
  Item 1. Legal Proceedings................................................   15
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......   15
  Item 3. Defaults Upon Senior Securities..................................   15
  Item 4. Submission of Matters to a Vote of Security Holders..............   15
  Item 5. Other Information................................................   15
  Item 6. Exhibits.........................................................   15

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             SAFE TRAVEL CARE, INC.
                                  Balance Sheet

                                                        September 30,   December 31,
                                                             2006           2005
                                                         (Unaudited)
                                                        -------------   ------------
ASSETS
Current assets                                                                   --
Cash and cash equivalents                                    37,761
Accounts Receivable                                          26,404              --
Inventory                                                   153,706              --
                                                         ----------      ----------
    Total current assets                                    217,871
Fixed Assets                                                221,632
                                                              3,761
    Total Assets                                            221,632
                                                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable                                            289,573          55,331
Accrued liabilities                                         147,642          75,437
Customer Deposits                                           104,830              --
Notes Payable                                               415,320         108,600
                                                         ----------      ----------
    Total current liabilities                               957,365         239,368
Notes payable                                               137,470         247,600
                                                         ----------      ----------
    Total liabilities                                     1,094,835         486,968
Stockholders' equity
  Preferred Stock: 100,000,000 authorized, $.0001 par
    value, 1,000,000 issued                                     100              --
Common stock: 1,800,000,000 shares authorized, $.0001
  par value, 225,998,552, and 110,007,658 shares
  issued and outstanding                                    225,999         110,008
Additional paid in capital                                2,794,879       2,868,224
  Accumulated deficit                                    (3,790,906)     (3,465,200)
Subscription Receivable                                    (103,275)
                                                         ----------      ----------
    Total stockholders' equity (deficit)                   (873,203)       (486,968)
                                                         ----------      ----------
Total liabilities and stockholders' equity (deficit)        221,632              --
                                                         ==========      ----------

The accompanying notes are an integral part of these financial statements

                             SAFE TRAVEL CARE, INC.
                             Statement of Operations

                                                    Three months ended            Nine months ended
                                                       September 30                 September 30
                                                --------------------------   --------------------------
                                                    2006           2005          2006           2005
                                                ------------   -----------   ------------   -----------
                                                 (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Revenues                                        $         --   $        --   $         --   $        --
Cost of sales                                             --            --             --            --
                                                ------------   -----------   ------------   -----------
Gross profit                                              --            --             --            --
General and administrative expenses                  165,025       117,866        298,501       178,927
                                                ------------   -----------   ------------   -----------
  Income (loss) from operations                     (165,025)     (117,866)      (298,501)     (178,927)
Other expenses
    Interest expense                                  13,025         5,203         27,205        17,559
                                                ------------   -----------   ------------   -----------
  Net income (loss)                                 (178,050)  $  (123,069)  $   (325,706)  $  (196,486)
                                                ============   ===========   ============   ===========
Weighted average number of shares outstanding    175,498,552    49,452,376    154,892,986    40,380,902
                                                ============   ===========   ============   ===========
Basic and diluted net loss per common share     $      (0.00)  $     (0.00)  $      (0.00)  $     (0.01)
                                                ============   ===========   ============   ===========

    The accompanying notes are an integral part of these financial statements

                             SAFE TRAVEL CARE, INC.
                             Statement of Cash Flows

                                                                  Nine months ended
                                                                     September 30
                                                              -------------------------
                                                                  2006          2005
                                                              -----------   -----------
                                                              (Unaudited)   (Unaudited)
Cash flows from operating activities:
      Net loss                                                 $(325,706)    $(196,486)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
      Depreciation and amortization                                  449
      Common stock issued for consulting services                 59,725        75,000
      Changes in operating assets and liabilities:
        Accounts Receivable                                      (26,404)
        Inventory                                               (153,706)
        Accounts payable                                         234,232       (41,807)
        Accrued liabilities                                       72,205        15,935
        Advances from shareholders                                              18,570
        Deposits payable                                         104,830
        Note Payable                                                           105,000
                                                               ---------     ---------
    Net cash used by operating activities                        (34,375)      (23,788)
Cash flows From Investing Activities-Fixed Assets                 (4,210)           --
Cash flows from financing activities:                                 --
  Proceeds of notes                                              120,000
  Payment of notes from stock conversion                         (60,000)
  Proceeds from issuance of common stock                          15,346        16,580
                                                               ---------     ---------
    Net cash provided by financing activities                     76,346        14,130
                                                               ---------     ---------
Increase (decrease) in cash and cash equivalents                  37,761        (7,208)
Cash and cash equivalents, beginning of year                          --         7,208
                                                               ---------     ---------
Cash and cash equivalents, end of period                          37,761     $      --
                                                               =========     =========
Non-cash investing and financing activities:
  Stock based compensation                                     $  59,725     $  75,000
  Stock issued in repayment of long-term debt                     60,000        52,500
                                                               ---------     ---------
                                                               $ 119,725     $ 127,500
                                                               =========     =========
                                                               $             $      --
                                                               =========     =========

The accompanying notes are an integral part of these financial statements

SAFE TRAVEL CARE, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

The unaudited financial statements have been prepared by Safe Travel Care, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Safe Travel Care, Inc. was originally incorporated under the name "Global-Link Enterprises, Inc." in the state of Nevada on November 20, 1998. On February 4, 2000 the Company filed a Certificate of Name Change with the State of Nevada to "MLM World News Today, Inc." which was granted on April 7, 2000. On August 14, 2002, the Company changed its name to "Presidential Air Corporation".

On May 2, 2003, the Company executed an agreement to acquire all of the assets of Safe Travel Care, Inc., a California general partnership, and changed the Company's name from Presidential Air Corporation to Safe Travel Care, Inc.

On July 21, 2006, Safe Travel Care, Inc. ("SFTV" or "Registrant") entered into an agreement and plan of merger with Titan Energy Development, Inc. ("TEDI") (the "Merger Agreement"). In exchange for transferring TEDI to the Registrant, the TEDI shareholders received stock consideration consisting of 1,000,000 newly-issued shares of the Registrant's preferred stock (the "Merger"), which were divided proportionally among the TEDI shareholders in accordance with their respective ownership interests in TEDI immediately before the completion the Merger.

TEDI is a distributor of emergency on-site survival equipment.

Safe Travel Care, Inc.'s executive offices are located at 311 Fourth Ave., Suite 317, San Diego, CA 92101 and its telephone number is (619) 342-7449. There are additional offices at Next Energy Alternative Technologies Center, 461 Burroughs Street, Detroit, MI 48202.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its 100% owned subsidiary, Titan Energy Development Inc. All intra-company transactions have been eliminated in consolidation. The statement of operations includes the accounts of the Company and the transactions of the subsidiary from the date of acquisition on July 21, 2006 to September 30, 2006.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2006 and at September 30, 2006 had an accumulated deficit and a working capital deficit. In addition, the Company generates minimal revenue from its operations.

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

Management intends to raise financing through the issuance of its common stock or other means and interests that it deems necessary, with a view to moving forward with the development of the subsidiary's products.

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

Use of Estimates- The Financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and statement of operations for the period then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collect ability of accounts receivable, amounts due to service providers, depreciation and litigation contingencies, among others.

Cash and Cash Equivalents-For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Revenue Recognition-The Company derives its revenues from anticipated sales of its emergency equipment, and the revenue is recognized when the product is delivered to the customer.

Fixed Assets-Fixed assets are recorded at cost and are depreciated over useful lives of between 3 and 7 years. Maintenance and repairs are expensed when incurred.

Earnings Per Share-Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents at September 30, 2006.

Income Taxes-The Company accounts for income taxes under the provisions of SFAS No.109 "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred income for tax assets and liabilities for the expected future income tax consequences, based upon enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Inventory-Inventory consists of emergency equipment both finished and in process. Its value is based on lower of cost, determined on the FIFO method.

NOTE 1 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Forces (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition are effective only for annual periods ending after June15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier applications encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123R and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE 2 - NOTES PAYABLE

Notes Payable consists of the following at September 30, 2006:
  Note Payable to an  individual with interest at 10% per
    annum. The note is due on demand.                                    178,530
  Note payable to a related party due at 10% interest payable
    semi annually with the balance due March 1 2008                       32,470
  Note Payable to a non related corporation
    with interest payable at 8% due quarterly beginning on
    January 1 2006. Balance due on maturity September 7 2007             105,000
  Convertible Notes due within one year  with interest at 8%             225,000

  Other loans at 8% interest                                              11,790
    Total                                                                552,790
  Less Current portion                                                   415,320
  Long term                                                              137,470

NOTE 3 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2005 is as follows:

            Federal income tax rate           34%
            Effect of Net operating Loss     (34%)
            Effective income tax rate       0.00%

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

The Company also leases space for its subsidiary expiring September 30,2007. Minimum annual rental equals $12,222.

NOTE 5 - SUBSIDIARY

The Company merged and acquired a company called Titan Energy Development Inc. ("TEDI"), a supplier of emergency assistance equipment. The company has filed the required Form 8K notification including TEDI's audit report and pro forma financial statements. The Company has included in its statement of operations the loss from the date of acquisition to September 30,2006. If the Company had acquired TEDI on January 1, 2006, a loss for the nine months would have been $247,000.

NOTE 6 - COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2006, the Company issued 115,990,894 shares of common stock. Of this amount, 60,000,000 were converted to reduced debt, 15,990,894 went to raise funds and 40,000,000 went to employees and/or consultants for services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

            Much of the discussion in this Item is "forward-looking" as that term is used in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission. There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

            The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2005.

BACKGROUND

            We were originally incorporated under the name "Global-Link Enterprises, Inc." in the state of Nevada on November 20, 1998. On April 7, 2000 we changed our name to "MLM World News Today, Inc." On August 14, 2002, we changed our name to "Presidential Air Corporation." On May 2, 2003, we changed our name to "Safe Travel Care, Inc."

            On May 2, 2003 our stockholders approved the acquisition of the assets of Safe Travel Care, Inc. a California general partnership in exchange for 4,400,000 shares of our common stock. Although we have completed this acquisition, we must raise significant capital to operate this business. Therefore, unless we are able to sell our shares or find debt financing, we will not have sufficient funds to carry on our business operations for the next 12 months. To date, limited funds from sources have been raised, and there can be no guaranty that any offering will yield the funds necessary for us to carry on our business operations. Without sufficient funding we will be unable to continue as a going concern.

            On July 21, 2006, Safe Travel Care, Inc. ("SFTV" or "Registrant") entered into an agreement and plan of merger with Titan Energy Development, Inc. ("TEDI") (the "Merger Agreement"). In exchange for transferring TEDI to the Registrant, the TEDI shareholders received stock consideration consisting of 1,000,000 newly-issued shares of the Registrant's preferred stock (the "Merger"), which were divided proportionally among the TEDI shareholders in accordance with their respective ownership interests in TEDI immediately before the completion the Merger.

CURRENT BUSINESS PLAN

            With the acquisition of Titan Energy Development, Inc. ("TEDI") on August 4, 2006, Safe Travel Care, Inc. ("SFTV" or the "Registrant") is now a manufacturer of a mobile, multifunctional utility system, called the "Sentry 5000" designed for disaster recovery and response situations. The Sentry 5000 was designed and developed by TEDI to be a smaller, completely self sufficient "first response" unit that will provide vital services in manmade or natural disasters. The Sentry 5000 generates electricity, provides heating and cooling, water filtration, satellite communications, compressed air, voice and data communications, emergency area lighting, and the ability to support up to an additional 50 kilowatts of area lighting, power tool use or other emergency requirement for power source. It is small enough to be transported by a pick up truck or SUV and operates on diesel fuel.

            SFTV's current purpose is to expand and grow the sales, service and support of the Sentry 5000 mobile utility systems in as many markets as possible. The distribution strategy is to market the Sentry 5000 on a wholesale basis to a distributor network. Distribution partners will have the responsibility of selling direct to end-use buyers. The initial focus will be U.S. distribution with the expectation of expanding globally based on achieving predetermined sales metrics in the U.S.

            Disaster relief, public safety, military operations, peace keeping operations, remote industrial production and distribution, and remote healthcare delivery are global markets that require access to mobile, temporary service, essential utilities that can be easily transported to isolated geographic locations. These markets and services are currently served by a wide and disparate range of suppliers based in the U.S. and abroad.

            The Sentry 5000 is designed for multiple emergency and remote access applications requiring rapid operational setup and global deployment. The unit is sized and priced to accommodate a variety of budgets ranging from small charity relief agencies to large government and military purchases.

            The system is unique to the disaster recovery market in that it incorporates multiple, essential utilities into a compact, mobile container at a wholesale price of slightly over $150,000 per unit. Based on cumulative competitive research data to date, management believes that there does not appear to be any direct competition, with similarly bundled, feature-to-feature functionality at the same target price point, currently available on the market.

            TEDI is committed to the continual improvement in its product offerings and maintaining products that offer the highest level of service and support. To this end, TEDI is actively engaged with Wayne State University, the US Army, TARDEC and NextEnergy in a number of cooperative research and development activities to address these issues. Specific initiatives underway include:

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

                  Noah Water (MI company) - Manufacturer and provider of the TEDI water purification system.

                  Rush Air (MI company) - Provides the heating and cooling system, control panel and final assembly.

                  NextEnergy - Provides TEDI (SFTV) with its headquarters in Detroit, Michigan's new Tech Town. These facilities offer office space, board and meeting facilities, testing and laboratory space as well as administrative support.

            Product distribution will be assigned on both a vertical and geographic market basis. Military sales distribution will be assigned on a country specific basis, and public safety and commercial market distribution will be assigned based on the ability to serve and penetrate existing markets for disaster relief and remote healthcare, as well as the ability to target industrial markets such as the oil & gas, chemical, mining and resort industries.

            TEDI (SFTV) will accept exclusive distribution arrangements with minimum, annual volume commitments. Pricing is currently set for wholesale distribution. Distribution agreements will establish recommended retail price points and volume discount levels.

            TEDI (SFTV) will make every effort to leverage the existing emergency and rental power generation, distribution industry. This industry segment is well established and offers entry to long term relationships with key buyers. There are approximately 250 potential emergency power generation distribution partners in the U.S. that are non-exclusive to a specific manufacturer (i.e., Caterpillar, Cummins, etc.) and that would have potential interest in representing the Sentry 5000 product line.

            Potential distribution partners to the military sector might include military contractors that have successfully sold to the federal government (GSA) or any branch of the armed services. It is especially critical that access to military markets be achieved through established relationships. Military sales cycles are inherently long and Byzantine in nature. They are specification driven and in order to successfully position a new technology with the military, access must be gained upon which to proactively sell Sentry 5000 product specifications. Care must be taken to ensure that the U.S. military, or any potential customer, does not adopt the Sentry 5000 specifications in a competitive bid and award the job as a custom build to another vendor.

            SFTV will need additional capital to continue operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that SFTV will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on SFTV's financial position and results of operations and ability to continue as a going concern. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to SFTV. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of SFTV existing common stock.

RESULTS OF OPERATIONS

REVENUE

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

            Total net sales and revenues were at $-0- for the three months ended September 30, 2006 compared to $-0- for the comparable period in the preceding year.

            Our gross profit for the three months ended September 30, 2006 and 2005 was $-0-. Gross margin as a percentage of sales was -0- percent in the three months ended September 30, 2006 and 2005.

            Operating loss was $165,025 for the three months ended September 30, 2006 as compared to a loss of $117,866 for the same period in 2005.

            Interest expense for the three months ended September 30, 2006 was $13,025 as compared to $5,203 for the three month period in 2005.

            Net loss for the three months ended September 30, 2006 was $178,050 compared to a loss of $123,069 for the same period in 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

            Total net sales and revenues were at $-0- for the nine months ended September 30, 2006 compared to $-0- for the comparable period in the preceding year.

            Our gross profit for the nine months ended September 30, 2006 was $-0- as was the same period in 2005. Gross margin as a percentage of sales was -0- percent in the nine months ended September 30, 2006 and 2005.

            Operating loss was $298,501 for the nine months ended September 30, 2006 as compared to a loss of $178,927 for the same period in 2005.

            Interest expense for the nine months ended September 30, 2006 was $27,205 as compared to $17,559 for the nine-month period in 2005.

            Net loss for the nine months ended September 30, 2006 was $325,706 compared to a loss of $196,486 for the same period in 2005.

            The basic difference and increases in expenses and losses is due to the issuance of stock for services. The loss also has increased due to the merger with TEDI. During the period, TEDI incurred losses without any new revenue earned. Interest expense is higher due to increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

            As of September 30, 2006, we had a deficiency in working capital of $739,494. Net cash used in operating activities totaled $ 34,375.

CRITICAL ACCOUNTING POLICIES

            The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

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

            Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS.

EXH. NO.                         IDENTIFICATION OF EXHIBIT
--------   ---------------------------------------------------------------------
2          Stock Exchange Agreement between TEDI shareholders and the
             Registrant, dated August 4, 2006*

3.1        Amended and Restated Articles of Incorporation, filed effective June
             2, 2006.*

3.2        Bylaws**

31.1       Certification of Jeffrey Flannery, President and Chief Executive
             Officer of Safe Travel Care, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002***

31.2       Certification of Jeffrey Flannery Chief Financial Officer of Safe
             Travel Care, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002***

32.1       Certification of Jeffrey Flannery, President and Chief Executive
             Officer of Safe Travel Care, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002***


32.2       Certification of Jeffrey Flannery, Chief Financial Officer of Safe
             Travel Care, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002***

----------
* Incorporated by reference to the Registrant's report on Form 8-K, filed August 7, 2006

** Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, filed May 20, 1999

***  Filed herewith.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SAFE TRAVEL CARE, INC.

Dated: November 14, 2006


                                        /s/ Jeffrey Flannery
                                        ----------------------------------------
                                        Jeffrey Flannery
                                        President and Chief Executive Officer