Form 10KSB
period 2006-12-31
Titan Energy Worldwide, Inc.
filed 2007-04-17
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-26139

Titan Energy Worldwide, Inc.

Nevada	26-0063012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 4th Avenue, Suite 317, San Diego, CA 92101
(Address of principal executive offices) (Zip Code)

Company’s telephone number, including area code: (619) 342-7449

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.0001 per share.
(Title of class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $10,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 15, 2007: $377,521.

Indicate the number of shares outstanding of each of the Company’s classes of common stock as of April 12, 2007: 7,253,942 shares.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes  ☐; No ☒

PART I

Item 1. Description of Business

Statements in this Form 10-KSB Annual Report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission (“SEC”).

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements, pricing, general industry and market conditions, growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

OVERVIEW

Titan Energy Worldwide, Inc., a Nevada corporation, hereinafter referred to as “we,” “us” “TEWW,” or the “Company,” was incorporated under the name Global-Link Enterprises, Inc., in the state of Nevada on November 20, 1998. On February 4, 2000, the Company filed a Certificate of Name Change with the State of Nevada to “MLM World News Today, Inc.” which was granted on April 7, 2000. On August 6, 2002, the Company reverse split its shares on a one for one hundred basis, and on August 14, 2002, the Company amended its Articles of Incorporation to change its name to “Presidential Air Corporation.” On May 2, 2003, the Company’s name was changed to “Safe Travel Care, Inc.” In December 2006, we changed our name to “Titan Energy Worldwide, Inc.” and effected a reverse split of its shares on a one for 50 basis.

On August 31, 2005, we amended our Articles of Incorporation to authorize 25,000,000 shares of preferred stock, par value $0.0001 per share. We also designated 10,000,000 shares of Series A preferred stock.

On July 21, 2006, we entered into an agreement and plan of merger with Titan Energy Development Inc (TEDI), the manufacturer of a mobile utility system for disaster and emergency situations. In exchange for transferring TEDI to the Company, the TEDI shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Company’s preferred stock. These shares were divided proportionately among the TEDI shareholders in accordance with the respective ownership interest in TEDI immediately before the completion of the merger.

On December 28, 2006, the Company completed the acquisition of Stellar Energy Services, Inc. (“Stellar”), a distributor and service provider of standby and emergency generation systems, whereby that Company exchanged all of its shares for cash and newly issued preferred shares totaling 750,000 shares.

Change in Control

Jeffrey W. Flannery was elected as our president, chief executive officer, chief financial officer, and secretary of the Company on December 19, 2005. Also, on December 19, 2005, Mr. Flannery was elected to our Board of Directors. On December 30, 2005, Mr. Flannery purchased a total of 2,000,000 of the Company’s Series A Preferred Shares. Mr. Flannery now owns 100 percent of the outstanding Series A Preferred Shares. All of the preferred shares issued to Mr. Flannery bear a legend restricting their disposition as required by the Securities Act of 1933, as amended.

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

BUSINESS

The Company is a manufacturer, distributor and service provider for generators, emergency power equipment and specialized mobile utility systems in the U.S. and internationally. We provide equipment and service to fire stations, police stations, the US military, hospitals, schools, manufacturers, municipalities, businesses and homes. Over the course of the last nine months, we have acquired two companies in the distributed energy and generator manufacturing industries: Titan Energy Development Inc., (“TEDI”) merged with the Company in 2006, and Stellar Energy Services, Inc. (“Stellar”) which was acquired by the Company on December 28, 2006. We also focus on using renewable and alternative energy solutions and to this end we will serve as a supporter and developer of new energy solutions and services.

Titan Energy Development, Inc. Subsidiary

With the acquisition of TEDI, the Company became a manufacturer of mobile, multifunctional utility systems designed for disaster recovery and response situations. For more than two years TEDI had been working with major energy research centers and the U.S. military to create the next generation of power generation equipment. Its flagship product is called the Sentry 5000.

The Sentry 5000 was designed and developed by TEDI to be a smaller, completely self sufficient first response unit that will provide vital services in manmade and natural disasters. The Sentry 5000 generates electricity, provides heating and cooling, water filtration, satellite communications, compressed air, voice and data communications, emergency area lighting, and the ability to support up to an additional 50 kilowatts of area lighting, power tool use or other emergency requirement for power source. It is small enough to be transported by a pick-up truck or SUV and operates on diesel fuel. The unit is priced at about $150,000 in order to accommodate a variety of budgets ranging from small charity relief agencies to large government and military purchases. Management believes that this product has no direct competition, as there is no product with similarly bundled, feature-to-feature functionality at the same target price point, currently available on the market.

TEDI is committed to the continual improvement in its product offerings and maintaining products that offer the highest level of service and support. To this end, TEDI is actively engaged with Wayne State University, the US Army, TARDEC and NextEnergy in a number of cooperative research and development activities to address these issues. Specific initiatives underway over the next two years include:

•
Characterization of Fuel Properties of Synthetic/Petrol/Renewable Fuel. TEDI will perform a systematic and comprehensive evaluation of fuel properties of Fischer-Tropsch synthetic fuel, and blends of synthetic and JP-8, synthetic and biodiesel, and JP-8 and biodiesel; and down-select fuel blends for engine and generator testings.

•
Optimization of Engine Control Strategy for Multiple Fuels. TEDI will perform engine power testing and exhaust emission testing for selected Fischer-Tropsch synthetic fuel, and blends of synthetic with JP-8 or biodiesel, to optimize the engine control strategy. The goal is to develop a set of engine control parameters for different fuel and fuel blends.

•
Long-term Performance of Power Generator with Synthetic Fuel Blends. TEDI will conduct a long-term performance testing of a Titan Sentry 5000 power generator with different synthetic fuel blends. The goal is to determine fuel compatibility, power performance, and component weakness.

The principal suppliers for TEDI are:

•	Katolight (MN company) - Provides Company with the trailer, aluminum enclosure, and engine generator.

•	Noah Water (MI company) - Manufacturer and provider of the TEDI water purification system.

•	Rush Air (MI company) - Provides the heating and cooling system.

•
NextEnergy - Provides TEDI with its headquarters in Detroit, Michigan’s new Tech Town. These facilities offer office space, board and meeting facilities, testing and laboratory space as well as administrative support.

•	Tel - X Corporation, (Michigan Company) - Provides control panel, controls, and final assembly.

Stellar Energy Services, Inc. Subsidiary

Stellar is an authorized dealer and provides sales and support for Generac Power System, Inc. (www.generac.com) generators and other products in Minnesota, western Wisconsin, North and South Dakota, Iowa and Nebraska. Stellar provides products to protect a company’s critical equipment from over/under voltage or outages, transient surges and harmonic distortion, which represent 85% of critical user downtime due to damaged equipment. Stellar provides a full line of Generac power generation equipment for all kinds of applications, in both diesel and gaseous fuel options. In addition to sales of generator systems, the company provides preventive 24/7 emergency maintenance services, packaged engine generator systems, remote monitoring services and consultation and engineering services.

The Generac brand features fully integrated power generation systems that include industrial, commercial, and residential generator sets, as well as automatic transfer switches, controls, fuel tanks, enclosures and remote monitoring software. By linking top quality, long life generator sets with its own paralleling switch technology, Generac has created a cost-effective single source offering.

For higher kilowatt requirements, the Modular Power System (“MPS”) utilizes multiple diesel or gaseous fueled generators in various side-by-side arrangements that match the power output of large single engine units. This cost-effective solution combines proven high volume engine designs with Generac’s own switching and paralleling technology to provide a fully integrated system. The MPS system is based upon diesel fueled units of 400, 500 or 600 kilowatts (kW) working in concert to offer outputs ranging from 800 to 6000 kW, and spark ignited gaseous fueled units of 100 to 300 kW with combined outputs of 200 to 3000 kW. In addition to the above models, the entire MPS product offering uses Generac’s PowerManager® Digital Control Platform, which brings a high degree of reliability and flexibility to the control of these systems.

The new Generac Bi-Fuel™ configuration provides even more options. This innovative technology uses a combination of diesel and natural gas to take advantage of the best qualities of each fuel (more power from diesel, lower emissions from natural gas). Bi-Fuel configurations are available for both stand-alone and MPS applications. Single-engine units are available at 300 and 375 kW output, while Gemini Twin Pack modules are rated at 600 and 750 kW. MPS versions can be combined as needed to achieve numerous power outputs up to 3750 kW. The compression ignited, gas-powered technology used in these Bi-Fuel generators offers numerous advantages:

•	Extended run time

•	Lower particulate and NOx (Nitrogen oxide) emissions

•	On-site fuel supply

•	Longer maintenance cycles

•	Typically lower fuel costs

While operating under load, Bi-Fuel units can operate on up to 90% natural gas. If conditions dictate, the unit can revert to 100% diesel fuel with a no break automatic fuel changeover. The on-site diesel fuel tank required for Bi-Fuel units can also be smaller, if desired, to save space and cost.

Service Support. Stellar recognizes additional revenues from service contracts, installation and maintenance services for its customers and owners of Generac equipment. These service contracts may also include remote monitoring services which allow owners to be informed of the condition and operations of their equipment at any time and from any place. Service and remote monitoring are often structured as recurring revenues.

Future Growth

Our current purpose is to expand and grow the sales, service and support areas of our products and to seek strategic acquisitions that will grow the company and expand our sales, service and manufacturing capabilities. Although no assurances can be given, management anticipates Company growth from the following areas:

1)
Increase sales revenues in Stellar from existing territories. Stellar’s management has identified a number of factors that have kept sales down in existing territories and has begun implementing procedures to increase sales. These include incentives for sales personnel and distributors, improved sales and marketing materials, better financing options for customers, improved customer service and service procedures, and improved customer credit profiling and collections procedures. New service personnel have been added to address national accounts such as Verizon, and Great Plains Telecom.

2)
Increase number of territories with Generac. The Company hopes to work with its manufacturing partner to acquire underperforming or underserved territories that would increase Stellar’s sales base and revenues.

3)
Acquisitions of other distributors. The Company is in preliminary talks with other distributors to join Titan’s team of distributors and service providers. Targeted areas include Florida and the West Coast of the US which management believes are prime areas for the Sentry 5000.

4)	Expansion of sales internationally. Management is also considering international territories for generator and Sentry 5000 sales including Mexico, India, the Caribbean, and Southeast Asia.

5)
Expansion of service and related offerings. Management’s goal for the Stellar subsidiary is to increase revenues from service programs by expanding the types of service offerings we have, more aggressive pricing and contracting efforts for services, as well as offering new service plans such as remote monitoring, maintenance programs and fuel delivery. A focus on national accounts has lead to more than 300 new emergency systems under contract.

6)
Sentry 5000 Sales. Management also expects to begin to see significant sales of the Company’s proprietary Sentry 5000 mobile utility unit which is now ready for market. Titan has received orders for two military applications and is finalizing a contract to manufacture a revolutionary electric hybrid “Sentry 5000 EH” system for the US Defense Logistics Agency. The Sentry 5000 EH will contain DC batteries, photo-voltaic system and a state-of-the-art AC/DC gateway. The unit will allow the Sentry unit to run for extended periods of time without refueling. Titan has also kicked off a testing program at its NextEnergy location. Titan will be testing four separate fuels, Ultra low diesel, Jet fuel, B-50 Bio-diesel, and the US Army’s new synthetic diesel. This program is sponsored by the State of Michigan with a 2.3 million dollar grant. Titan plans to develop service schedules and warranty programs for each fuel. No other engine company will warranty these fuels. Having a multi-fuel Sentry unit will give Titan an advantage over potential competitors.

The distribution strategy is to market our products on a wholesale basis to a distributor network. Distribution partners will have the responsibility of selling direct to end-use buyers. The initial focus will be U.S. distribution with the expectation of expanding globally based on achieving predetermined sales metrics in the U.S. Disaster relief, public safety, military operations, peace keeping operations, remote industrial production and distribution, and remote healthcare delivery are global markets that require access to mobile, temporary service, essential utilities that can be easily transported to isolated geographic locations. These markets and services are currently served by a wide and disparate range of suppliers based in the U.S. and abroad.

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

TEWW will make every effort to leverage the existing emergency and rental power generation distribution industry. This industry segment is well established and offers entry to long-term relationships with key buyers. There are approximately 250 potential emergency power generation distribution partners in the U.S. that are non-exclusive to a specific manufacturer (i.e., Caterpillar, Cummins, etc.) and that would have potential interest in representing the Sentry 5000 product line.

TEWW is also actively seeking synergistic and complementary companies for acquisitions, strategic partnerships and other beneficial business relationships to help grow the company and expand our capabilities. We are exploring acquisitions of generator distributors in selected US and international markets, service companies, and manufacturers who can help support our manufacturing capabilities. We are also seeking distribution partners, service and monitoring companies that can provide us with advanced added value programs for our customers, as well as international partners.

Need for Capital to Support Future Growth

TEWW will need additional capital to continue operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that TEWW will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on TEWW’s financial position and results of operations and ability to continue as a going concern. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to TEWW. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of TEWW existing common stock.

Inflation

In management’s opinion, inflation has not had a material effect on our financial condition or results of operations.

Employees

Our future financial success depends to a large degree upon the efforts of Mr. Flannery, our key officer and director. The loss of Mr. Flannery’s services could have an adverse effect on our business and our chances for profitable operations. We do not maintain key man life insurance on the life of Mr. Flannery.

We currently have 6 full-time employees and 1 part-time employee.

Item 2. Description of Property

We lease office space at the following locations:

•	311 4th Avenue, Suite 317, San Diego, CA 92101 (our executive offices). The lease for this property is on a month to month basis at $0.

•	461 Burroughs Street, Detroit, MI 48202. This is a 3-year lease agreement, at a cost of $2,298.33 per month.

•	6177 Center St., Suite 103, Omaha, NE 68106. This is a 3-year lease agreement, with at a cost of $$886 3 per month.

•	3700 W. Preserve Boulevard, Burnsville, MN 55337. This is a 3-year lease with a cost of $2,801.15 per month.

•	Westgate Office Building, 1000 73rd St., Suite 22, Des Moines, IA 50311. This is a 3-year lease at a cost of $666.67 per month.

Item 3. Legal Proceedings

Effective November 23, 2005, the Superior Court of California, San Diego County, issued a writ of possession against us in favor of Cardiff Towne Center, LLC. The writ directs that the possession of real property situated at 2011 A San Elijo Avenue, Cardiff, California, 92007, be delivered to Cardiff Towne Center, LLC. The case was styled Cardiff Towne Center, LLC vs. Safe Travel Care, Inc. The complaint was filed on October 25, 2005. This case is currently still pending.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Since May 19, 2003, our common stock has been quoted on the OTC Bulletin Board under the symbol “SFTV.OB.” On December 28, 2006, our symbol changed to “TEWW.OB.” The following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Calendar Year 2006
First Quarter	0.0070	0.0056
Second Quarter	0.0030	0.0022
Third Quarter	0.0040	0.0032
Fourth Quarter	0.1100	0.0530
Calendar Year 2005
First Quarter	0.0130	0.0080
Second Quarter	0.0250	0.0110
Third Quarter	0.0040	0.0030
Fourth Quarter	0.0030	0.0030

We have 7,253,942 shares of our common stock outstanding as of April 12, 2007 held by approximately 307 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See “Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

RULE 15g-2 declares unlawful any broker-dealer transactions in “penny stocks” unless the broker-dealer has first provided to the customer a standardized disclosure document.

RULE 15g-3 provides that it is unlawful for a broker-dealer to engage in a “penny stock” transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

RULE 15g-4 prohibits broker-dealers from completing “penny stock” transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

RULE 15g-5 requires that a broker-dealer executing a “penny stock” transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person’s compensation.

Our common stock may be subject to the foregoing rules. The application of the “penny stock” rules may affect our stockholders’ ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the “penny stock” rules.

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs
October 2006	0	$0	0	0
November 2006	0	$0	0	0
December 2006	0	$0	0	0
Total	0	$0	0	0

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Statements included in this Management’ Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PLAN OF OPERATIONS

In 2006, we acquired and merged with two corporations and entered a totally new marketplace.

We will need additional capital to continue our operations, as well as to consummate any new business opportunities and will endeavor to raise funds through the sale of equity shares and revenues from operations.

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

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. The previous three paragraphs have previously been stated.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2006 Compared to the Twelve Months Ended December 31, 2005

Revenue

Revenue for the 12 months ended December 31, 2006 was $10,000 compared to $0 for the 12 months ended December 31, 2005. This increase was due to the merger with Titan Energy Development, Inc.

Cost of Revenue

Cost of revenue was $0 for the 12 months ended December 31, 2006, compared to $0 for the 12 months ended December 31, 2005. Cost of revenue did not change due to limited operations in 2006. We expect cost of revenue to increase during the coming 12 months due to increased sales and the requirement for additional product.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $660,317 for the 12 months ended December 31, 2006, compared to $194,656 for the 12 months ended December 31, 2005, an increase of $465,661. The increase was due to the inclusion of TEDI for the five months ended December 31, 2006 as well as increase in stock for services.

We expect G&A expenses to increase substantially in the coming 12 months. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

Liquidity and Capital Resources

During the twelve-month period ended December 31, 2006, total expenses were $701,068 as compared to $217,043 for the same period in 2005. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

During the 12 months ended December 31, 2006, we incurred a net loss of $691,068 compared to 217,043 in 2005. During the 12 months ended December 31, 2006, we used cash in operating activities of $490,218, cash used for investing activities was $80,424, and cash provided by financing activities was $602,121.

In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

We have adopted the provisions of SFAS 148.

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on our consolidated financial statements. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS No. 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We adopted SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121), and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on our consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not expect the adoption to have a material impact to our financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption to have a material impact to our financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this statement did not have a material impact to our financial position or results of operations as we have not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations as we have not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the adoption to have a material impact to our financial position or results of operations.

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

Item 7. Financial Statements

TITAN ENERGY WORLDWIDE, INC.

Financial Statements
and
Independent Auditors’ Report
December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TITAN ENERGY WORLDWIDE, INC.

I have audited the accompanying balance sheets of Titan Energy Worldwide, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Energy Worldwide, Inc. as of December 31, 2006, and 2005 and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company, among other factors, has incurred substantial losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company LLC

St. Louis, Missouri
March 17, 2007

TITAN ENERGY WORLDWIDE, INC.
Balance Sheet
December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets
Cash	$31,479	-
Accounts Receivable	1,738,942	-
Inventory	553,715	-
Subscription Receivable	3,000	-
Other	5,969	-
Total current assets	$2,333,105	-
Fixed Assets	79,575	-
Customer and distribution list	1,453,136	-
Goodwill	1,315,231	-
Other Assets	29,130	-
Total Assets	$5,210,177	-
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank overdraft	-	$66
Notes payable	$794,134	108,600
Accounts payable	945,279	55,265
Accounts payable - Acquisition	823,000	-
Accrued liabilities	844,630	75,437
Deposits and Deferred Revenue	680,879	-
Total current liabilities	$4,087,922	$239,368
Notes payable	328,228	247,600
Total liabilities	$4,416,150	$486,968
Stockholders’ equity
Common stock 1,900,000,000 shares authorized, $.0001 par value, 4,979,971 and 110,007,658 shares .001 par value issued and outstanding	$498	$110,088
Preferred Stock, Series A, authorized 10,000,000, issued and outstanding 3,000,000 and 0 shares, $.0001 par value	300	-
Preferred Stock, Series B, authorized 10,000,000 issued and outstanding, 1,000,000 and 0 shares, $.0001 par value	100	-
Preferred Stock, Series C, authorized 10,000,000 issued and outstanding 750,000 shares and 0 shares, $.0001	75	-
Additional paid in capital	4,949,322	2,868,224
Accumulated deficit	(4,156,268)	(3,465,200)
Total stockholders’ equity (deficit)	$794,027	$(486,968)
Total liabilities and stockholders’ equity (deficit)	$5,210,177	-

See accompanying notes to financial statements

TITAN ENERGY WORLDWIDE, INC.
Statement of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenues	$10,000	-
Cost of sales	-	-
Gross profit	$10,000	-
General and administrative expenses	660,317	194,656
Loss from operations	$(650,317)	$(194,656)
Other expenses
Interest expense	40,751	22,387
Net loss	$(691,068)	$(217,043)
Weighted average number of shares outstanding	82,948,532	82,948,532
Basic and diluted net loss per common share	$(0.00)	$(0.00)

See accompanying notes to financial statements

TITAN ENERGY WORLDWIDE, INC.
Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2006 and 2005

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance December 31, 2004	58,080,181	$58,080	$2,871,071	$(3,248,157)	$(319,006)
Proceeds from issuance of common stock	9,427,477	9,428	7,153	-	16,581
Stock issued for services	5,000,000	5,000	70,000	-	75,000
Stock issued for services in 2004 cancelled	(40,000,000)	(40,000)	(80,000)	-	(120,000)
Stock issue to convert note payable	77,500,000	77,500	-	-	77,500
Net loss	-	-	-	(217,043)	(217,043)
Balance December 31, 2005	110,007,658	$110,008	$2,868,224	$(3,465,200)	$(486,968)
Proceeds from issuance of common stock	15,990,894	$15,991	$21,753	-	$37,744
Stock issued for conversion of notes	60,000,000	60,000	-	-	60,000
Stock issued for services	63,000,000	63,000	52,300	-	115,300
Preferred stock issued to acquire Titan Energy Development, Inc.	-	-	1,167,957	-	1,167,957
Preferred stock issued to acquire Stellar Energy Services, Inc.	-	-	777,010	-	777,010
Acquisition adjustment	-	-	(186,423)	-	(186,423)
50 to 1 Reverse Stock Split	(244,018,581)	(44,019)	244,019	-
Net Loss for the Year	-	-	-	$(691,068)	(691,068)
Amended By Laws change in par	-	(4,482)	4,482	-	-
Balance December 31, 2006	4,979,971	$498	$4,449,522	$(4,156,268)
Preferred Stock A	1,000,000	$100	-	-	$300
Preferred Stock B issued for acquisition	1,000,000	100	-	-	100
Preferred Stock C issued for acquisition	750,000	75	-	-	75
Balance December 31, 2006					$794,027

See accompanying notes to financial statements

TITAN ENERGY WORLDWIDE, INC.
Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(691,068)	$(217,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock	115,300	75,000
Depreciation and Amortization	849	-
Changes in operating assets and liabilities:
Accounts Receivable	(18,407)	-
Inventory	(5,850)	-
Subscription Receivable	(3,000)	-
Bank overdraft	(66)	66
Accounts payable	(176,028)	(43,643)
Accrued liabilities	451,565	20,762
Deferred Revenue	43,626	-
Net cash used by operating activities	$(283,079)	$(164,858)
Cash flows from investing activities:
Increase in Fixed Assets	$(3,949)	-
Net cash used for investing activities	$(3,949)	-
Cash flows from financing activities:
Cash from acquisition of Stellar Energy Services, Inc.	$9,025	-
Cash from acquisition of Titan Energy Development, Inc.	24,699	-
Proceeds from issuance of notes to related party	-	$36,070
Proceeds from issuance of notes	247,039	105,000
Proceeds from issuance of common stock	37,744	16,581
Net cash provided by financing activities	$318,507	$157,651
Increase (decrease) in cash and cash equivalents	$31,479	$(7,207)
Cash and cash equivalents, beginning of year	-	7,207
Cash and cash equivalents, end of year	$31,479	-
Cash paid for interest	-	-
Stock issued for services	$115,300	$75,000
Stock issued to convert long-term debt	60,000	77,500
Stock issued for services subsequently cancelled	-	(200,000)

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the Company) was incorporated on December 28, 2006 in the state of Nevada and was formerly known as “Safe Travel Care, Inc.,” a Nevada corporation.

Safe Travel was originally incorporated under the name “Global-Link Enterprises, Inc.” in the state of Nevada on November 20, 1998. On February 4, 2000 the Company filed a Certificate of Name Change with the state of Nevada to change the Company’s name to “MLM World News Today, Inc.” which was granted on April 7, 2000. On August 14, 2002, the Company changed its name to “Presidential Air Corporation.”

On May 2, 2003, the Company executed an agreement to acquire all of the assets of “Safe Travel Care, Inc.,” a California general partnership, and changed the Company’s name from Presidential Air Corporation to “Safe Travel Care, Inc.”

On July 21, 2006, Safe Travel Care, Inc. entered into an agreement and plan of merger with Titan Energy Development, Inc. (“TEDI”) (“the Merger Agreement”). In exchange for transferring TEDI to Safe Travel Care, Inc., the TEDI shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Company’s preferred stock (the “Merger”), which were divided proportionately among the TEDI shareholders in accordance with their respective ownership interests in TEDI immediately before the completion of the Merger. The Company changed its name to “Titan Energy Worldwide, Inc.” on December 26, 2006.

TEDI is a manufacturer and distributor of emergency on site survival equipment called the Sentry 5000.

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s preferred stock, plus a cash payment to Stellar’s shareholders of $813,000.

Stellar provides products and services to protect an industry’s critical equipment from power outages, over/under voltage or transient surges and harmonic distortion.

On December 28, 2006, the Company changed its trading symbol to “TEWW” and is trading on the OTCBB.

The Company has executive offices located at 311 Fourth Ave. Suite 317, San Diego CA 92101 and its telephone number is (619) 342-7449. There are additional offices at Next Energy Alternative Technologies Center, 461 Burroughs Street, Detroit MI 48202 and in Burnsville Minnesota.

Following is a summary of the Company’s significant accounting policies.

Principles of Consolidation

The financial statements include the accounts of the Company and its 100% owned subsidiaries, TEDI and Stellar. The statement of operations includes the accounts of the Company for the year, plus TEDI for the period after acquisition, or August 1, 2006 and Stellar for the three day period from December 28, 2006 to December 31, 2006.

NOTES TO FINANCIAL STATEMENTS

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2006 of $691,068 and at December 31, 2006, had an accumulated deficit of $4,156,268. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

Management has acquired Companies that they believe will be cash positive and intends to raise financing through the issuance of its common stock.

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents.

The Company maintains its cash in well-known banks selected based upon management’s assessment of the bank’s financial stability. Balances may periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

NOTES TO FINANCIAL STATEMENTS

Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2006 and 2005, the Company has no items that represent other comprehensive income, and accordingly, has not included a schedule of comprehensive income in the financial statements.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the year ended December 31, 2005 and such costs were $4,577 in 2006.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

NOTES TO FINANCIAL STATEMENTS

Loss per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2005, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Stock-Based Compensation

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB opinion no 25’s intrinsic value method and as such generally recognized no compensation cost for employee stock options. Effective January 1, 2006, we have adopted SFAS No. 123R fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123R’s fair value method may have a significant impact on the Company’s results of operations as we are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those rewards. SFAS No. 123R permits public companies to adopt its requirements using either the modified prospective method or the modified retrospective method. The Company adopted SFAS No. 123R using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123R which is now effective for public companies for annual rather than interim periods that begin after June 15, 2005. The Company believes that the impact of the adoption will not be significant. Options or share awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

Fair value of financial instruments

The Company uses the following methods and assumptions to estimate the fair value of derivative and other financial instruments at the relative balance sheet date:

•	Short-term financial statements (cash equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities) - cost approximates fair value because of the short maturity period.

•	Long-term debt - fair value is based on the amount of future cash flows associated with each debt instrument discounted at our current borrowing rate for similar debt instruments of comparable terms.

Segment Reporting

Based on the Company’s integration and management strategies, the Company operated in a single business segment. For the year ended December 31, 2006, the Company had insignificant revenue.

NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows, associated with the asset or the asset’s estimated fair value to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March 2006, FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

NOTES TO FINANCIAL STATEMENTS

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Management believes that this statement will not have a significant impact on the financial statements.

In June, 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements; however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

In September, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. This pronouncement does not currently apply to the Company.

NOTES TO FINANCIAL STATEMENTS

In September, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic IN), “Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that included prior period effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year January 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2006:

•	$32,470 Note payable to a non-related corporation with interest payable at 8% due September 7, 2008.

•	Note payable to an individual in the amount of $178,530 with interest payable at 10% due on demand,

•	Note payable to a non-related corporation in the amount of $105,000 with interest payable at 8% due quarterly beginning 1, 2006. The balance is due on maturity, September 7, 2007.

•	Convertible notes of $225,000 due in 2007.

•	Note payable to a Bank, by the subsidiary, of $468,200 with interest at 9.25% maturing May 30, 2007.

NOTES TO FINANCIAL STATEMENTS

•	Note payable to a Bank, by the subsidiary, of $50,000 due in January with interest at prime plus 3%.

•	The subsidiary was not in compliance with the terms of the loan which required certain equity levels.

•	Other notes payable $63,162 of which $47,134 is due within one year.

•	Accrued interest on the notes payable totals $102,642 at December 31, 2006, and is included in accrued liabilities.

NOTE 3 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2006 is as follows:

Year End December 31, 2006
Federal income tax rate	34.00%
Effect of net operating loss	(34.00)%
Effective income tax rate	0.00%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The Company has a net operating loss carry forward of approximately $4,000,000.

The Company may offset net operating loss carry forwards against future taxable income through the year 2020. No tax benefit has been reported in the financial statements as the Company believes that the carry-forward will expire unused. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

NOTE 4 - ACQUISITIONS

On July 21, 2006, the Company acquired Titan Energy Development, Inc. (“TEDI”) pursuant to the “Stock Exchange Agreement”, which provided that the TEDI shareholders would receive 1,000,000 shares of the Company’s newly issued Series B Preferred Stock. The Preferred Stock would be divided proportionally among the TEDI shareholders in accordance with their respective ownership interest in TEDI immediately before the exchange transaction. As a condition of the agreement, the shareholders of TEDI also received 1,000,000 shares of common stock of the Company. Pursuant to the “Stock Exchange Agreement” the Company acquired a 100% interest in TEDI, and as a result, TEDI became a wholly-owned subsidiary of the Company. As a condition of the Agreement, each TEDI shareholder also received 1,000,000 shares of the Company’s common stock.

NOTES TO FINANCIAL STATEMENTS

Each share of Series B stock will be convertible into the Company’s common stock starting on August 4, 2008. Each Preferred share will convert to $1.00 value of the Company’s common stock at the time of conversion. The “Stock Exchange Agreement” contains certain escalation considerations as follows: (i) if TEDI gross revenues for 2007 and 2008 average $1.0 million or more, each share of Series B Preferred Stock will convert to $1.50 in value of the Company’s common stock at the time of conversion, (ii) if TEDI gross revenues for 2007 and 2008 average $2.0 million or more, each share of Series B Preferred Stock will convert to $2.00 in value of The Company’s stock at the date of conversion, (iii) if TEDI gross revenues for 2007 and 2008 average $3.0 million or more, each share of Series B Preferred Stock will convert to $3.00 in value of the Company’s common stock at the time of conversion, (iv) if TEDI gross revenues for 2007 and 2008 average $4.0 million or more, each share of Series B Preferred Stock will convert to $4.00 in value of Company stock at the time of conversion, (v) similar progression will apply to additional increases in gross revenues over the period of 2007 to 2008.

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Allocation
Current assets	$204,809
Property and equipment	3,761
Customer list	501,410
Goodwill	666,947
Total assets	1,376,927
Less - Total liabilities	527,927
$849,000

On December 28, 2006, the Company acquired Stellar Energy Services, Inc. (“Stellar”) pursuant to the “Stock Exchange Agreement” dated December 28, 2006. Pursuant to the Stock Exchange Agreement, the Company acquired a 100% interest in Stellar, and as a result, Stellar became a wholly-owned subsidiary of the Company.

Under the Stock Exchange Agreement, in exchange for surrendering their shares in Stellar, the Stellar shareholders received stock consideration of 750,000 newly issued shares of the Company’s Series C Preferred Stock, which were divided proportionally among the Stellar shareholders in accordance with their respective ownership interests in Stellar immediately before the completion of the Stock Exchange Transaction. As a condition of the Agreement, the Stellar shareholders received at the closing: a promissory note for (i) a cash payment of $588,000 due on January 15, 2007 and a (ii) cash payment of $235,000 due on June 15, 2007.

Each share of Series C Preferred Stock can be converted into $1.00 worth of the Company’s common stock beginning December 28, 2008. Escalated conditions on this conversion apply if the Stellar subsidiary achieves specified revenue goals over the next two years.

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Allocation
Current assets	$2,103,284
Property and equipment	72,714
Other assets	29,130
Customer list	813,821
Goodwill	786,189
Total assets	3,805,138
Less - Total liabilities	2,232,138
$1,573,000

NOTES TO FINANCIAL STATEMENTS

The following unaudited pro forma financial information presents the combined results of operations of Titan Energy Worldwide, Inc. and Stellar Energy Service, Inc. as if the acquisition had occurred as of the beginning of the period presented. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition at the beginning of each period. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Years ended December 31,
	2006	2005
Revenues	$7,036,267	$4,720,907
Cost of sales	5,941,172	3,920,362
Gross profit	$1,095,095	$800,545
General and administrative expense	1,898,159	,586,994
Loss from operations	$(803,064)	$(786,449)
Interest expense	74,245	37,770\
Net loss	$(877,309)	$(824,219)

NOTE 5 - COMMITMENTS

The Company subleases its executive office from a director of the company under a month to month agreement at $0 per month. The Company also leases additional office facilities under a two year lease agreement expiring on February 15, 2007. The minimum annual rental is $1,036.The Company also leases space for its subsidiary expiring September 30, 2007. Minimum annual rental equals $12,222.The Company is also obligated under rental agreements on its subsidiary Stellar. Minimum annual rentals are $15,892 in 2007 and $3,944 in 2008. Total minimum annual lease payments are as follows:

Total Minimum Annual Lease Payments
Year ending December 31, 2007	$29,150
Year ending December 31, 2008	3,944
$33,094

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK TRANSACTIONS

During the year ended December 31, 2006, the Company issued 138,990,894 shares of its common stock. Of this amount, 60,000,000 was converted to reduce debt, 15,990,894 went to raise funds and the balance of 63,000,000 shares for employees and consultants.

On December 26, 2006, the Company effected a 50 to 1 reverse stock split.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective March 10, 2005, we dismissed our independent auditor, Andrew M. Smith CPA (“Andrew Smith”) because Andrew Smith was not registered with the Public Company Accounting Oversight Board (“PCAOB”).

Andrew Smith’s reports on our financial statements for the year ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Andrew Smith’s report on our Form 10-KSB for the year ended December 31, 2003 raised substantial doubt about our ability to continue as a going concern.

The decision to dismiss Andrew Smith was approved by our Board of Directors. We filed Andrew Smith’s letter as Exhibit 16 to our amended Current Report on Form 8-K/A on June 16, 2005.

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

Regulation S-B Item 304(a)(1)(iv) was not applicable.

On March 10, 2005 we engaged Gruber & Company, LLC (“Randall Gruber”) as our independent accountant to report on our balance sheet as of December 31, 2004, and the related combined statements of income, stockholders’ equity and cash flows for the years then ended. The decision to appoint Randall Gruber was approved by our Board of Directors.

During our two most recent fiscal years and any subsequent interim period prior to the engagement of Randall Gruber, neither we nor anyone on our behalf consulted with Randall Gruber regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a “disagreement” or a “reportable event,” as those terms are defined in Regulation S-B, Items 304(a)(1)(iv.

Item 8A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures

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

Changes in internal controls over financial reporting

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

Item 8B. Other Information.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Our directors and executive officers are:

Name	Age	Position	Position Held Since
Jeffrey W. Flannery	50	Chief Executive Officer, Chief Financial Officer, and Secretary	2006
Thomas Black	43	President	2006

A description of our directors’ business experience during the past five years is set forth below.

Jeffrey W. Flannery has been a director of the Company and its Chief Executive Officer and Chief Financial Officer since January 1, 2006. He served as the Company’s President and Secretary from January 1, 2006 to December 30, 2006. Mr. Flannery is currently serving as (i) President, Chief Financial Officer, Secretary and Director of Axia Group, Inc., a development-stage company and (ii) Chief Executive Officer and Chief Financial Officer of Interact Holdings Group, Inc., a company which provides network engineering and data management services. Previously from 1994 to 2004, Mr. Flannery was the founder and Chief Executive Officer of Enhanced Information Systems, Inc., an online home health care provider for the pharmacy industry, Vice President of Development for IUSA, an information technology company, and Vice President of Corporate Communications for Center For Special Immunology, a public company dedicated to medical treatments for immune disorders. As President of FLC Partners, Inc., an investment banking services company, Mr. Flannery has provided financial consulting and business development services for many public and private companies. Mr. Flannery received his B.A in Philosophy from the University of California, Los Angeles.

Thomas Black has been a director of the Company and its President, Chief Operating Officer and Secretary since December 31, 2006. Previously, Mr. Black served as a Director of Titan Energy Development, Inc. since its inception in 2003 and as its President since April 2005. From 2003 to 2005, he also was President of BluePoint Energy Development, Inc., a Nevada corporation that manufactures a state-of-the-art cogeneration system. He was also Vice President of Sales for DTE Energy Technologies from 2001 to 2003. DTE Energy Technologies is an unregulated subsidiary of DTE Energy whose business was designing, engineering, manufacturing and distributing cogeneration products and services. Mr. Black also served as President of Alliance Energy Systems, Inc. (acquired by DTE Technologies) from 1997 to 2001 and as District Manager for ASCO Power Technologies (EMERSON) from 1989 to 1997. Mr. Black has over 25 years of experience in co-generation, standby and continuous power systems, complex electrical switches and switching systems. He is experienced in general management, engineering, operations, sales and marketing, and sales training. He has a Bachelors Degree in Industrial Management form Lawrence Technological University.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of one person who during the year ended December 31, 2006, was a director, officer, or beneficial owner of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

•	Jeffrey W. Flannery was an officer and director during the year 2006 and failed to timely file a Form 4 for the year ended December 31, 2006.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto.

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 311 4th Avenue, Suite 311, San Diego, CA 92101 telephone (619) 342-7449

Nominating committee

The Company does not have a nominating committee.

Item 10. Executive Compensation

Compensation of Executive Officers

The following table sets forth, for the fiscal year ended December 31, 2006, all compensation paid by the Company, including salary, bonuses and certain other compensation, if any, to its Chief Executive Officer and Chief Financial Officer and the Company’s highest paid executive officer other than the CEO. The executive officers listed in the table below are sometimes referred to as the “named executive officers” in this Annual Report.

Summary Compensation Table for 2006

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)		Total ($)
Jeffrey Flannery(1) President, CEO and CFO	2006	0	0	0	0	0	0	0		0
Thomas Black President, COO, Director and Secretary(2)	2006	0	0	0	0	0	0	65,000	(3)	65,000

(1)	On December 30, 2006, Jeffrey W. Flannery resigned as President of the Company. He retained his position as Chief Executive Officer and Chief Financial Officer of Titan.

(2)	On December 31, 2006, Thomas Black was appointed President, Chief Operating Officer, Director and Secretary.

(3)	Consists of $45,000 in cash and $20,000 stock payments

Directors’ Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of the Company.

Employment Agreements

None.

Confidentiality Agreements

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 12, 2006, information concerning ownership of our securities by

•	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

•	Each person who beneficially owns more than five percent of the outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

	Common Stock Beneficially Owned(2)		Preferred Stock Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number	Percent	Number		Percent
Jeffrey W. Flannery, CEO, CFO and Secretary	0	0	400,000,000	(3)	100	%(3)
Thomas Black, President	0	0	0		0.

All directors and executive officers as a group (two persons)	0	0	400,000,000	(3)	100	%(3)

(1)	Unless otherwise indicated, the address for each of these stockholders is c/o Titan Energy Worldwide, Inc., 311 4th Avenue, Suite 317, San Diego, CA 92101.

Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC.

(3)
Mr. Flannery is the holder of 2,000,000 shares of Series A Preferred Stock, which have a 200 to 1 conversion ratio into shares of Common Stock. The figure above reflects the 400,000,000 common shares in their ownership figure even though no conversion has taken place. The Preferred Shares have 200 votes per share.

Change in Control Arrangements

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

Item 12. Certain Relationships and Related Transactions.

None.

Parents

None.

Promoters and Control Persons

Not applicable.

ITEM 13. EXHIBITS

Exhibit No.	Identification of Exhibit
3.1*	Articles of Incorporation, filed on November 20, 1998.

3.2*	Certificate of Amendment to Articles of Incorporation, filed February 4, 2000.

3.3*	Certificate of Amendment to Articles of Incorporation, filed February 14, 2001.

3.4*	Certificate of Amendment to Articles of Incorporation, filed August 14, 2002.

3.5*	Certificate of Amendment to Articles of Incorporation, filed September 4, 2002.

3.6*	Certificate of Amendment to Articles of Incorporation, filed October 15, 2002.

3.7*	Certificate of Amendment to Articles of Incorporation, filed May 2, 2003.

3.8**	Certificate of Amendment to Articles of Incorporation, filed August 31, 2005.

3.9**	Certificate of Designation establishing our Series A Preferred Stock, filed August 31, 2005.

3.10*	Bylaws

10.1*	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006

10.2*	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006

14**	Code of Ethics

21**	Subsidiaries

23**	Consent of Auditors

31.1**
Certification of Jeffrey W. Flannery, Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Jeffrey W. Flannery, Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. §1350, as adopted pursuant to Section.906 of the Sarbanes-Oxley Act of 2002.

*	Previously Filed

**	Filed Herewith

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Randall Gruber for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2006 were $20,000 and for the fiscal year ended December 31, 2005 were $4,000

Audit-Related Fees

The aggregate audit-related fees billed by Randall Gruber for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2005 were $4,000 and for the fiscal year ended December 31, 2005 were $2,250.

Tax Fees

The aggregate fees billed by Randall Gruber in each of the last two fiscal years for professional services rendered in connection with tax compliance, tax advice and tax planning were -0-.

All Other Fees

There were no other fees billed by Randall Gruber for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN ENERGY WORLDWIDE, INC.

Dated: April 17, 2007	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer and Chief Financial Officer