Form 10QSB
period 2007-03-31
Titan Energy Worldwide, Inc.
filed 2007-05-18
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q-SB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-26139

Titan Energy Worldwide, Inc.
(Name of small business issuer in its charter)

Nevada	26-0063012
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

311 4th Avenue Suite 317
San Diego, California	92101
(Address of principal executive offices)	(Zip Code)

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

As of May 14, 2007, the issuer had 9,173,942 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

Assets
Current Assets:
Cash and Cash equivalents	$14,305
Accounts Receivable	1,069,463
Inventory	686,917
Other Assets	35,238
Total Current Assets	1,805,923

Fixed Assets -Net	124,678

Other Assets	2,755,696

Total Assets	$4,686,297

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	1,532,016
Notes Payable	2,501,297
Deposits and Deferred Revenue	290,420
Total Current Liabilities	4,323,733

Long Term Liabilities:
Notes Payable	32,470

Total Liabilities	4,356,203

Stockholders’ Equity:
Common Stock, 1,900,000,000 shares authorized, $.0001 par value, 7,253,942 Issued and outstanding	725
Preferred Stock, Series A, authorized 10,000,000, issued and outstanding 3,000,000 shares $.0001 par value	300
Preferred Stock, Series B, authorized 10,000,000, issued and outstanding 1,000,000 shares $.0001 par value	100
Preferred Stock, Series C, authorized 10,000,000, issued and outstanding 750,000 shares, $.0001	75
Stock Subscription	9,000
Additional Paid in Capital	5,189,650
Accumulated Deficit	(4,869,756)
Total Stockholders’ Equity	330,094

Total Liabilities and Stockholders’ Equity	$4,686,297

See notes to unaudited unsolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$2,580,048	$ ---

Cost of sales	2,396,895	---

Gross profit	183,153	---

General and administrative expenses	858,166	56,532

Loss from operations	(675,013)	(56,532)

Other expenses
Interest expense	(38,475)	(5,129)

Net loss	$(713,488)	$(61,661)

Weighted average number of shares outstanding	6,114,365	1,188,618

Basic and diluted net loss per common share	$(0.11)	$(0.05)

See notes to unaudited unsolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(713,488)	$(61,661)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,615	-
Common stock issued for consulting services	138,500	-
Changes in operating assets and liabilities:
Accounts Receivable	669,479	(66)
Inventory	(133,202)	-
Other	(20,796)	50,129
Accounts Payable and Accrued Expenses	(257,893)	--
Deposits payable	(390,459)	--

Net cash used by operating activities	(662,244)	(11,598)

Cash flows from investing activities:
Fixed Asset Additions	(53,986)	-

Cash flows from financing activities:
Redemption of notes payable	(588,924)	(2,500)
Proceeds from issuance of common stock		17,769
Increase in Notes Payable	1,287,980	-
Net cash provided by financing activities	699,056	15,269

Increase (decrease) in cash and cash equivalents	(17,174)	3,671

Cash and cash equivalents, beginning of year	31,479	-

Cash and Cash equivalents, end of year	$14,305	$3,671

Non-cash investing and financing activities:
Stock based compensation	$138,500	$-
Stock issued in repayment of long-term debt	924	10,000

	$139,424-	$10,000

See notes to unaudited unsolidated financial statements.

Titan Energy Worldwide, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the Company) was incorporated on December 28, 2006 in the state of Nevada, and was formerly known as “Safe Travel Care, Inc.,” a Nevada corporation.

Safe Travel Care, Inc. was originally incorporated under the name “Global-Link Enterprises, Inc.” in the state of Nevada on November 20, 1998. On February 4, 2000, the Company filed a Certificate of Name Change with the state of Nevada to change the Company’s name to “MLM World News Today, Inc.” which was granted on April 7, 2000. On August 14, 2002, the Company changed its name to “Presidential Air Corporation.”

On May 2, 2003, the Company executed an agreement to acquire all of the assets of “Safe Travel Care, Inc.,” a California general partnership, and changed the Company’s name from Presidential Air Corporation to “Safe Travel Care, Inc.”

On July 21, 2006, Safe Travel Care, Inc. entered into an agreement and plan of merger with Titan Energy Development, Inc. (“TEDI”) (the “Merger Agreement”). TEDI is a manufacturer and distributor of emergency on site survival equipment called the Sentry 5000. In exchange for transferring TEDI to Safe Travel Care, Inc., the TEDI shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Company’s preferred stock (the “Merger”), which were divided proportionately among the TEDI shareholders in accordance with their respective ownership interests in TEDI immediately before the completion of the Merger. The Company changed its name to “Titan Energy Worldwide, Inc.” on December 26, 2006.

TEDI is a manufacturer and distributor of emergency on-site survival equipment called the Sentry 5000.

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s preferred stock, plus a cash payment to Stellar’s shareholders of $823,000, of which $588,000 was paid and the balance of $235,000 is due June 15, 2007.

Stellar provides products and services to protect an industry’s critical equipment from power outages, over/under voltage or transient surges and harmonic distortion.

On December 28, 2006, the Company changed its trading symbol to “TEWW,” and is currently trading on the OTCBB.

The Company’s executive offices are located at 311 Fourth Avenue, Suite 317, San Diego, California 92101, and its telephone number is (619) 342-7449. The Company has additional offices located at Next Energy Alternative Technologies Center, 461 Burroughs Street, Detroit, Michigan 48202 and in Burnsville, Minnesota.

Following is a summary of the Company’s significant accounting policies.

Principles of Consolidation

The financial statements include the accounts of the Company and its 100%-owned subsidiaries, TEDI and Stellar.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the period ended March 31, 2007 of $713,488, and at March 31, 2007, had an accumulated deficit of $4,869,756. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken or will take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•	Management has acquired companies that it believes will be cash positive; and

•	Management intends to continually raise financing through the issuance of its common stock.

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, which is generally determined based upon factors such as evidence of a sales arrangement, delivery, that services have been rendered, that the price to the buyer is fixed or determinable, and/or that collectibility is reasonably assured.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the quarter ended March 31, 2007 and 2006, the Company had no items that represent other comprehensive income, and accordingly, has not included a schedule of comprehensive income in the financial statements.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the periods ended March 31, 2007 or December 31, 2006.

Income Taxes

The Company accounts for income taxes under SFAS 109 “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic income/loss per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2007, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Stock-Based Compensation

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB opinion No. 25’s intrinsic value method and as such generally recognized no compensation cost for employee stock options. Effective January 1, 2006, we adopted SFAS No. 123R fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123R’s fair value method had a significant impact on the Company’s results of operations, as we were required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those rewards. SFAS No. 123R permits public companies to adopt its requirements using either the modified prospective method or the modified retrospective method. The Company adopted SFAS No. 123R using the modified prospective method. The Company believes that the impact of the adoption will not be significant. Options or share awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, entitled Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

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

In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements; however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. This pronouncement does not currently apply to the Company.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic IN), “Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that included prior period effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year commencing January 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 - NOTES PAYABLE

Notes payable consist of the following at March 31, 2007:

•	Note payable to an officer, a related party, in the amount of $107,825, due on demand, with interest at 8%.

•	Note payable to a non-related corporation, in the amount of $32,470, with interest payable at 8%, due September 7, 2008.

•	Convertible notes of $1,679,706, with interest rates from 8% to 18%, convertible into common stock between May 2007 and September 2007.

•	Note payable on the acquisition of the Stellar subsidiary, in the amount of $235,000, due by June 15, 2007.

•	Note payable to a bank, by the subsidiary, in the amount of $458,200, with interest at 9.25%, maturing May 30, 2007.

•	The Stellar subsidiary was not in compliance with the terms of the loan which required certain equity levels.

•	Other notes payable due from Stellar for equipment of $20,567, of which $17,143 is due within one year.

Accrued interest on all of the above notes payable totals $139,426 at March 31, 2007, and is included in accrued liabilities.

NOTE 3 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended March 31, 2007 is as follows:

period end March 31, 2007
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

NOTE 4 - ACQUISITIONS

On July 21, 2006, the Company acquired Titan Energy Development, Inc. (“TEDI”) pursuant to a Stock Exchange Agreement (the “TEDI Agreement”), which provided that the TEDI shareholders would receive 1,000,000 shares of the Company’s newly issued Series B Preferred Stock. The Series B Preferred Stock would be divided proportionally among the TEDI shareholders in accordance with their respective ownership interest in TEDI immediately prior to the exchange transaction. As a condition of the TEDI Agreement, the shareholders of TEDI also received 1,000,000 shares of common stock of the Company. Pursuant to the TEDI Agreement, the Company acquired a 100% interest in TEDI, and as a result, TEDI became a wholly-owned subsidiary of the Company. As a condition of the TEDI Agreement, each TEDI shareholder also received 1,000,000 shares of the Company’s common stock.

Each share of Series B Preferred Stock will be convertible into the Company’s common stock on or after August 4, 2008. Each share will convert to $1.00 value of the Company’s common stock at the time of conversion, subject to certain escalation considerations as follows: (i) if TEDI gross revenues for 2007 and 2008 average $1.0 million or more, each share of Series B Preferred Stock will convert to $1.50 in value of the Company’s common stock at the time of conversion, (ii) if TEDI gross revenues for 2007 and 2008 average $2.0 million or more, each share of Series B Preferred Stock will convert to $2.00 in value of the Company’s stock at the date of conversion, (iii) if TEDI gross revenues for 2007 and 2008 average $3.0 million or more, each share of Series B Preferred Stock will convert to $3.00 in value of the Company’s common stock at the time of conversion, (iv) if TEDI gross revenues for 2007 and 2008 average $4.0 million or more, each share of Series B Preferred Stock will convert to $4.00 in value of Company stock at the time of conversion, and (v) similar progression will apply to additional increases in gross revenues for the aggregate of 2007 and 2008.

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

	Allocation
Current assets	$	$$204,809
Property and equipment		3,761
Customer list		501,410
Goodwill		666,947
Total assets		1,376,927
Less - Total liabilities		527,927
	$	$$849,000

On December 28, 2006, the Company acquired Stellar Energy Services, Inc. (“Stellar”) pursuant to a Stock Exchange Agreement dated December 28, 2006 (the “Stellar Agreement”). Pursuant to the Stellar Agreement, the Company acquired a 100% interest in Stellar, and as a result, Stellar became a wholly-owned subsidiary of the Company.

Under the Stellar Agreement, in exchange for surrendering their shares in Stellar, the Stellar shareholders received stock consideration of 750,000 newly issued shares of the Company’s Series C Preferred Stock, which shares were divided proportionally among the Stellar shareholders in accordance with their respective ownership interests in Stellar immediately before the completion of the transaction. As a condition of the Stellar Agreement, the Stellar shareholders received at the closing, a promissory note for (i) a cash payment of $588,000 due on January 15, 2007 (which was paid in full on March 27, 2007) and a (ii) cash payment of $235,000 due on June 15, 2007.

Each share of Series C Preferred Stock may be converted into $1.00 worth of the Company’s common stock on or after December 28, 2008. Escalated conditions on this conversion apply if the Stellar subsidiary achieves specified revenue goals over the next two years.

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Allocation
Current assets	$2,103,284
Property and equipment	72,714
Other assets	29,130
Customer list	813,821
Goodwill	786,189
Total assets	3,805,138
Less - Total liabilities	2,232,138
$1,573,000

The following unaudited pro forma financial information presents the combined results of operations of the Company and Stellar as if the acquisition had occurred as of January 1, 2006. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition at the beginning of each period. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Years ended December 31,
	2006	2005
Revenues	$7,036,267	$4,720,907
Cost of sales	5,941,172	3,920,362
Gross profit	$1,095,095	$800,545
General and administrative expense	1,898,159	,586,994
Loss from operations	$(803,064)	$(786,449)
Interest expense	74,245	37,770\
Net loss	$(877,309)	$(824,219)

NOTE 5 - COMMITMENTS

The Company subleases its executive office from a director of the Company under a month-to-month agreement at $0 per month. The Company also leases additional office facilities under a two year lease agreement expiring on February 15, 2009. The minimum annual rental for this additional office space is $1,036. The Company also leases additional office space for its subsidiary under a one year lease expiring September 30, 2007. Minimum annual rent for this space is $12,222. The Company is also obligated under rental agreements for its subsidiary, Stellar, for which minimum annual rent is $15,892 for 2007 and $3,944 for 2008. Total minimum annual lease payments are as follows:

Total Minimum Annual Lease Payments
Year ending December 31, 2007	$29,150
Year ending December 31, 2008	3,944
$33,094

NOTE 6 - COMMON STOCK TRANSACTIONS

During the quarter ended March 31, 2007, the Company issued 2,273,971 shares of its common stock for services totaling $138,500.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Statements included in this Management’s Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us, and (ii) lack of resources to maintain our good standing status and requisite filings with the SEC. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenue
Revenue for the 3 months ended March 31, 2007 was $2,580,048 compared to $0 for the 3 months ended March 31, 2006. The reason for the increase was the acquisition of Stellar in December 2006.

Cost of Revenue
Cost of revenue was $2,396,895 for the 3 months ended March 31, 2007, compared to $0 for the 3 months ended March 31, 2006. Cost of revenue as a percentage of sales was 92.9%. The cost of revenue came from our subsidiary Stellar. We expect cost of revenue to increase during the coming 12 months due to increased sales and the requirement for additional product.

General and Administrative Expenses
General and administrative expenses (“G&A”) were $858,166 for the three months ended March 31, 2007, compared to $56,532 for the three months ended March 31, 2006, an increase of $801,634. This amount includes $392,250 in commission and consulting fees associated with financing the Company’s operations until long-term financing is obtained. In addition, the increase was also due to the inclusion of TEDI and Stellar subsidiaries.

We expect G&A expenses to increase substantially in the coming 12 months. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

Liquidity and Capital Resources
During the three month period ended March 31, 2007, cash used by operations were $662,244. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

During the 3 months ended March 31, 2007, we incurred a net loss of $713,488, had cash used for investing activities of $53,986, and cash provided by financing activities was $699,056.

In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. Our independent certified public accountants have stated in their report for the year end, that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information we (including our consolidated subsidiaries) are required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

There were no matters required to be disclosed in a Current Report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

There were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last disclosed such procedures.

Item 6. Exhibits

No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN ENERGY WORLDWIDE, INC.

May 18, 2007	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer and Chief Financial Officer