Form 10QSB
period 2007-06-30
Titan Energy Worldwide, Inc.
filed 2007-08-20
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q-SB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________
Commission file number: 000-26139

Titan Energy Worldwide, Inc.
(Name of small business issuer in its charter)

Nevada	26-0063012
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8880 Rio San Diego Drive, 8th Floor
San Diego, California	92108
(Address of principal executive offices)	(Zip Code)

(619) 209-6096
(Issuer’s telephone number)

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
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 10, 2007, the issuer had 773,518 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED CONDENSED BALANCE SHEET
June 30, 2007
(Unaudited)

Assets
Current Assets:
Cash and Cash Equivalents	$31,558
Accounts Receivable	1,447,981
Inventory	550,677
Other Assets	46,175
Total Current Assets	2,076,391

Fixed Assets -Net	121,796

Goodwill	1,723,885

Customer and Distribution Lists	1,352,691

Deferred Financing Costs	323,087

Other Assets	11,101

Total Assets	$5,608,951

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	1,118,630
Accrued Expenses and Customer Deposit	629,375
Short - Term Debt and Notes Payable	3,272,200

Total Current Liabilities	5,020,105

Long Term Liabilities:
Notes Payable	8,093

Total Liabilities	5,028,198

Stockholders’ Equity:
Common Stock, 1,900,000,000 shares authorized, $.0001 par value, 11,202,777 issued and outstanding	1,120
Preferred Stock, Series A, authorized 10,000,000, issued and outstanding 2,000,000 shares $.0001 par value	200
Preferred Stock, Series B, authorized 1,000,000, issued and outstanding 1,000,000 shares $.0001 par value	100
Preferred Stock, Series C, authorized 750,000, issued and outstanding 750,000 shares, $.0001 par value	75
Stock Subscription	21,100
Additional Paid in Capital	6,255,582
Accumulated Deficit	(5,697,424)
Total Stockholders’ Equity	580,753

Total Liabilities and Stockholders’ Equity	$5,608,951

See notes to unaudited financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2007	2006
Sales	$2,803,848	$-

Cost of Sales	2,352,738	-

Gross Profit	451,110	-

General and Administrative Expenses	621,575	76,944

Loss from Operations	(170,465)	(76,944)

Amortization of Debt Discounts and Financing Costs	(279,031)	(13,125)

Interest Expense and Other Expenses	(65,474)	(9,041)

Net Loss	$(514,970)	$(99,110)

Weighted Average Number of Shares Outstanding	9,132,619	2,864,828

Basic and Diluted Net Loss Per Common Share	$(0.06)	$(0.03)

See notes to unaudited financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,
	2007	2006
Sales	$5,383,896	$-

Cost of Sales	4,749,633	-

Gross Profit	634,263	-

General and Administrative Expenses	1,298,491	133,476

Loss from Operations	(664,228)	(133,476)

Interest Expense and Other Expenses	(103,949)	(14,170)

Amortization of Debt Discounts and Financing Costs	(641,065)	(26,250)

Net Loss	$(1,409,242)	$(147,646)

Weighted Average Number of Shares Outstanding	7,619,280	2,634,274

Diluted Net Loss per Common Share	$(0.18)	$(0.07)

See notes to unaudited financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,409,242)	$(173,896)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangibles	93,733	-
Common stock issued for consulting services	88,500	-
Amortization of Debt Discounts and Financing Costs	641,065	26,250

Changes in operating assets and liabilities:
Accounts Receivable	290,961
Inventory	3.038	-
Other	(38,574)	(66)
Accounts Payable and Accrued Expenses	(83,411)	29,515
Deposits payable	(639,372)	-
Net cash used by operating activities	(1,051,934)	(118,197)

Cash flows from investing activities:
Fixed Asset Additions	(63,298)	-

Cash flows from financing activities:
Redemption of notes payable	(1,455,661)
Proceeds from issuance of common stock	41,960	91,714
Increase in Notes Payable	2,808,667	27,900
Payment of financing costs	(403,290)
Other	123,635	-
Net cash provided by financing activities	1,115,311	119,614

Increase (decrease) in cash and cash equivalents	79	1,417

Cash and cash equivalents, beginning of year	31,479	-

Cash and Cash equivalents, end of year	$31,558	$1,417
Non-cash operating and financing activities:
Stock based compensation	$88,500	$-
Stock issued in repayment of long-term debt	2,773	25,000
	$91,273	$25,000

See notes to unaudited financial statements.

Titan Energy Worldwide, Inc.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s preferred stock, plus a cash payment to Stellar’s shareholders of $823,000, of which $588,000 was paid and the balance of $235,000 was due June 30, 2007 and was paid on July 12, 2007.

Stellar provides products and services to protect an industry’s critical equipment from power outages, over/under voltage or transient surges and harmonic distortion.

On December 28, 2006, the Company changed its trading symbol to “TEWW,” and is currently trading on the OTCBB.

The Company’s executive offices are located at 8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108, and its telephone number is (619) 209-6096. The Company has additional offices located at Next Energy Alternative Technologies Center, 461 Burroughs Street, Detroit, Michigan 48202 and at 3700 West Preserve Boulevard, Burnsville, Minnesota 55337.

Following is a summary of the Company’s significant accounting policies.

Principles of Consolidation

The financial statements include the accounts of the Company and its 100% owned subsidiaries, TEDI and Stellar.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2007 of $1,409,242, and at June 30, 2007, had an accumulated deficit of $5,697,424. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken or will take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•	Management has acquired companies that it believes will be cash positive; and

•	Management intends to continually raise financing through the issuance of its common stock and through the issuance of convertible debt.

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, which is generally determined based upon factors such as evidence of a sales arrangement, delivery, that services have been rendered, that the price to the buyer is fixed or determinable, and/or that collectability is reasonably assured.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three and six months ended June 30, 2007 and 2006, the Company had no items that represent other comprehensive income, and accordingly, has not included a schedule of comprehensive income in the financial statements.

Deferred Financing Costs

During the quarter ended June 30, 2007, the Company has adopted the accounting for financing costs associated with debt offering as an asset to be amortized to expense over the life of the debt securities. In quarter ended June 30, 2007, costs associated with debt financing total $322,040 and in the first quarter of 2007 the amount incurred was $81,250 that has been reclassified in accordance with this accounting treatment. The amount amortized to expense for the six months ended June 30, 2007 was $80,203 and has been included with "Amortization of Debt Discounts and Deferred Financing Costs."

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R “Fair Value Method of Accounting for Share Based Payments.” Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on the Company’s results of operations, as we were required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those rewards. SFAS No. 123R permits public companies to adopt its requirements using either the modified prospective method or the modified retrospective method. The Company adopted SFAS No. 123R using the modified prospective method. The Company believes that the impact of the adoption will not be significant. Options or share awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, entitled “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year beginning after September 15, 2006. Management believes that this Statement will not have a significant impact on the financial statements.

In March 2006, FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements; however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic IN), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that included prior period effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year commencing January 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 - NOTES PAYABLE

Notes payable consist of the following at June 30, 2007:

11% Senior Secured Convertible Notes due in April and May 2008	$1,596,000
Secured Convertible Notes with 11% interest due on demand	425,000
Bank line of Credit with 9.25% interest due on demand	370,000
Secured Convertible Notes with 11% interest due July 9, 2007	250,000
Note Payable to Stellar Shareholders without interest due June 30, 2007	235,000
Convertible Promissory Note with 10% interest due August 30, 2007	196,695
Convertible Debenture with 8% interest due September 7, 2007	105,000
Note Payable to an officer with interest at 8% due on demand	53,875
Promissory Note with 7% interest due on demand	25,000
Promissory Note with 8% interest due December 31, 2007	22,470
Automobile Financing on Stellar’s vehicles, $8,234 due within a year	16,327
Short-term Promissory Note with 8% interest due on demand	3,000
Unamortized Debt Discount	(18,175)
Total Notes Payable	$3,280,192

The 11% Senior Secured Notes have conversion rights to convert the Notes and detachable warrants. These notes may be converted for the principal balance and any unpaid accrued interest to Common Stock. The conversion price shall be the greater of $0.25 per share or 50% of the price of the next private offering of equity securities or securities convertible into common stock that result in gross proceeds of at least $5.0 million.  In accordance with guidance issued by FASB and the Emerging Issue Task Force (“EITF”) regarding the Accounting for Convertible Securities with a Beneficial Conversion Feature, the Company recognized an embedded beneficial conversion feature present in these Notes. The Company allocated the proceeds based on the fair value with $5,058 allocated to the warrants and $1,590,422 to the convertible debt. The warrants are exercisable to 2012; the fair value will be amortized to additional paid-in capital over the term of the Notes. There was no beneficial conversion feature related to these Notes since the conversion right is in excess of the fair market value of the common stock.

In prior periods, the Company had not complied with the treatment described by the FASB and EITF for the accounting for Convertible Securities. However, the Company has restated the six months ended June 30, 2007 to reflect the proper treatment and it intends to file with the SEC prior to the end of the Company’s fiscal quarter ended September 30, 2007, the following: (i) amended Forms 10-QSB for the quarters ended March 31, 2007 and September 30, 2006 and (ii) an amended Form 10-KSB for the fiscal year ended December 31, 2006.

In the quarter ended March 31, 2007, the Company issued convertible notes with detachable warrants for gross proceeds of $875,000. This amount was allocated based on the relative fair value with warrants allocated $79,303 and the convertible debt allocated $795,697. Some of the convertible debt had a beneficial conversion feature “in-the-money” at the commitment date requiring the Company to determine the discount related to this debt pursuant to under EITF 98-5. The Company’s evaluation has determined that the discount was $454,851. This amount will be amortized to expense as additional interest over the term of these Notes. These were short-term Notes and the full amount has been recognized during the first six months of 2007. The warrants are exercisable to 2012 and have been amortized to additional paid in capital.

In the fourth quarter of 2005 a Convertible Note was issued for $105,000. This Note has a beneficial conversion feature that has not been recognized. In evaluating the provision related to the conversion rights for this Note, the Company has determined that the full value of the Note should be recognized as a discount. Amortization of the discount is $26,250 for the six month period ended June 30, 2007. At June 30, 2007, the unamortized discount is $13,125. The amortization of this discount for 2006 is $52,500.

Accrued interest on all of the above notes payable totals $151,302 at June 30, 2007, and is included in accrued liabilities. The Company is in technical default on the Secured Convertible Notes because the principal payments were not made by the due date. The holders of these notes are allowing the Company to delay payment.

NOTE 3 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended June 30, 2007 is as follows:

Period Ended June 30, 2007
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

NOTE 4 - ACQUISITIONS

On July 21, 2006, the Company acquired Titan Energy Development, Inc. (“TEDI”) pursuant to a Stock Exchange Agreement (the “TEDI Agreement”), which provided that the TEDI shareholders would receive 1,000,000 shares of the Company’s newly issued Series B Preferred Stock. The Series B Preferred Stock would be divided proportionally among the TEDI shareholders in accordance with their respective ownership interest in TEDI immediately prior to the exchange transaction. As a condition of the TEDI Agreement, the shareholders of TEDI also received 1,000,000 shares of common stock of the Company, which was issued in the second quarter of 2007. Pursuant to the TEDI Agreement, the Company acquired a 100% interest in TEDI, and as a result, TEDI became a wholly owned subsidiary of the Company.

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

The purchase price which was allocated to tangible and intangible assets and liabilities at the date of acquisition was determined to be $849,000 which was based on the exchange rate used to allocate the Series B Preferred Stock to the TEDI shareholders. The actual purchase price is based on (i) 1,000,000 shares of Series B Preferred Stock with a minimum value of $1.00 per share and (ii) 1,000,000 shares of common stock, valued at $.017 per share. This results in the actual purchase price being $1,170,000, which has been allocated as follows:

Allocation
Current assets	$204,809
Property and equipment	3,761
Customer list	666,947
Goodwill	822,410
Total assets	1,697,927
Less - Total liabilities	527,927
$1,170,000

The Company will be restating their financial statements, as discussed in Note 2, above. The correction of the purchase price and the amortization of the customer list, which should have been recognized in 2006, will be reflected in the restatements.

On December 28, 2006, the Company acquired Stellar Energy Services, Inc. (“Stellar”) pursuant to a Stock Exchange Agreement dated December 28, 2006 (the “Stellar Agreement”). Pursuant to the Stellar Agreement, the Company acquired a 100% interest in Stellar, and as a result, Stellar became a wholly owned subsidiary of the Company.

Under the Stellar Agreement, in exchange for surrendering their shares in Stellar, the Stellar shareholders received stock consideration of 750,000 newly issued shares of the Company’s Series C Preferred Stock, which shares were divided proportionally among the Stellar shareholders in accordance with their respective ownership interests in Stellar immediately before the completion of the transaction. The shareholders of Stellar also received 1,000,000 shares of common stock of the Company, which were issued in the first quarter of 2007. As a condition of the Stellar Agreement, the Stellar shareholders received at the closing, a promissory note for (i) a cash payment of $588,000 due on January 15, 2007 (which was paid in full on March 27, 2007) and a (ii) cash payment of $235,000 due on June 30, 2007 (which was paid in full on July 12, 2007).

Each share of Series C Preferred Stock may be converted into $1.00 worth of the Company’s common stock on or after December 28, 2008. Escalated conditions on this conversion apply if the Stellar subsidiary achieves specified revenue goals over the next two years.

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Allocation
Current assets	$2,103,284
Property and equipment	72,714
Other assets	9,733
Customer list	786,189
Goodwill	903,218
Total assets	3,805,138
Less - Total liabilities	(2,232,138)
$1,643,000

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

	Years ended December 31,
	2006	2005
Revenues	$7,036,267	$4,720,907
Cost of sales	5,941,172	3,920,362
Gross profit	$1,095,095	$800,545
General and administrative expense	1,898,159	,586,994
Loss from operations	$(803,064)	$(786,449)
Interest expense	74,245	37,770
Net loss	$(877,309)	$(824,219)

NOTE 5 - COMMITMENTS

The Company leases its executive office under a one-year lease agreement for $1,645 per month through May 31, 2008. Minimum annual rent for this space is $19,740. The Company also leases additional office space for its subsidiary under a one-year lease expiring September 30, 2007. Minimum annual rent for this space is $12,222. The Company is also obligated under rental agreements for its subsidiary, Stellar, for which minimum annual rent is $15,892 for 2007 and $3,944 for 2008. Total minimum annual lease payments are as follows:

Total Minimum Annual Lease Payments
Year ending December 31, 2007	$47,549
Year ending December 31, 2008	12,169
$59,718

NOTE 6 - COMMON STOCK TRANSACTIONS

During the three months ended June 30, 2007, the Company issued 600,000 shares of its common stock for services totaling $50,000. The Company issued 924,000 shares of its common stock in accordance with the provisions of its convertible debt in the first three months of 2007. The Company also issued 1,000,000 shares of common stock to the former shareholders of TEDI as part of the purchase of that company.

During the six months ended June 30, 2007, the Company issued 950,000 shares of its common stock for services totaling $88,500. The Company issued 2,772,837 shares of its common stock in accordance with the provisions of its convertible debt in the six months ended June 30, 2007. The Company also issued an aggregate of 2,000,000 shares of common stock to the former shareholders of TEDI and Stellar as part of the purchase of those companies.

NOTE 7 - SUBSQUENT EVENT REVERSE STOCK SPLIT

On July 31, 2007, the Company’s Article of Incorporation was amended to effect a Fifteen (15) to One (1) reverse stock split of the issued and outstanding shares of common stock. The results of this amendment will be to reduce the outstanding shares of common stock from approximately 11,602,777 shares to approximately 773,518 shares. This reverse stock split will not be effectuated until the Company has received the approval of the Over-the-Counter Bulletin Board.

On August 1, 2007, the Company filed an amended Certificate of Designation for its Series A Preferred Stock to effect a Fifty (50) to One (1) reverse stock split of the issued and outstanding shares of the Series A Preferred Stock. The results of this amendment were to reduce the outstanding shares of Series A Preferred Stock at August 1, 2007 from 2,000,000 shares to approximately 40,000 shares. This reverse stock split does not require the approval of the Over-the-Counter Bulletin Board.

NOTE 8 - SUBSQUENT EVENT CONVERSION OF PREFERRED STOCK

The Company has agreed to the conversion of the Series A Preferred Stock into shares of common stock according to the formulas set forth in the Certificate of Designation. Each share of Series A Preferred Stock will convert to shares of common stock on a 200:1 ratio. In addition, the Company has reached an agreement to convert the Series B Preferred Stock into $2.00 worth of common stock and the Series C Preferred Stock into $1.50 worth of common stock. The effective date for these transactions is August 15, 2007 and the increase in common stock will be 10,676,999 shares. The common stock price was based on the closing price five days before the effective date, which was $1.07. The Series B and Series C Preferred Stockholders had an option to take a Note due in August 15, 2008 with 8% interest. In total, the Company has issued Notes totaling $159,882.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Statements included in this Management’s Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us, and (ii) the lack of resources to maintain our good standing status and requisite filings with the SEC. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PLAN OF OPERATIONS

In 2006, we acquired and merged with two corporations and entered a totally new marketplace.

We will need additional capital to continue our operations, as well as to consummate any new business opportunities and will endeavor to raise funds through the sale of equity shares, convertible debt securities and revenues from operations.

There can be no assurance that we will continue to generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Sales

Sales for the three months ended June 30, 2007 were $2,803,848 compared to $0 for the three months ended June 30, 2006. The primary reason for the increase was the acquisition of Stellar in December 2006. In addition, in the quarter ended June 30, 2007, TEDI sold its first two Sentry 5000 units which resulted in additional revenue of approximately $300,000 for the quarter. These units were for the first prototype units and our marketing plan has developed several qualified leads that could result in orders by the end of the third quarter 2007 for delivery in the fourth quarter of 2007 and early in 2008.

Cost of Sales

Cost of sales was $2,352,738 for the three months ended June 30, 2007, compared to $0 for the three months ended June 30, 2006. Cost of sales as a percentage of sales was 83.9% for the three months ended June 30, 2007, compared to 92.7% for the three months ended March 31, 2007. The improvement in the cost of sale percentage is attributable to sales of the Sentry 5000, which has a higher margin due to the uniqueness of the product, and Stellar had higher margins than the first quarter due to an increase in sales volume in new units and the service department.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $621,575 for the three months ended June 30, 2007, compared to $76,944 for the three months ended June 30, 2006, an increase of $544,631. This amount includes approximately $290,000 in wages for fulltime consultants who are actively involved in managing the operations and raising capital. The remainder of the increase is attributable to the inclusion of the TEDI and Stellar subsidiaries which were not acquired until the second half of 2006.

We expect G&A expenses will continue at this level and increase moderately as sales volumes require more support. We intend to focus on operating efficiencies, cost reductions and increasing revenue to achieve a lower ratio of G&A expenses compared to sales.

Interest Expense and Other Expenses

This caption primarily includes interest expense and other miscellaneous costs. For the three months ended June 30, 2007, other expenses were $65,474 compared to $9,041 for the three months ended June 30, 2006. The higher costs were attributable to obtaining financing for the acquisitions and operations of TEDI and Stellar. Interest expense for the three months ended June 30, 2007 was approximately $47,000 and the amortization financing costs were approximately $67,000. Interest expense will increase in future quarters as approximately $1.6 million was raised during the second quarter of 2007 and does not reflect a full quarter of interest expense.

Amortization of Debt Discounts and Deferred Financing Costs

In prior periods, the Company had not complied with the treatment described by the FASB and EITF for the accounting for Convertible Securities. However, the Company has restated the six months ended June 30, 2007 to reflect the proper treatment and it intends to file with the SEC prior to the end of the Company’s fiscal quarter ended September 30, 2007, the following: (i) amended Forms 10-QSB for the quarters ended March 31, 2007 and September 30, 2006 and (ii) an amended Form 10-KSB for the fiscal year ended December 31, 2006.

For the three months ended June 30, 2007, the amortization cost of debt discounts was $212,370 compared to $13,125 for the three month period ended June 30, 2006. The increase in the amortization of debt discounts was primarily related to the Convertible Notes of $875,000 issued in the first quarter of 2007. The amortization of deferred financing costs was $66,661, which related to the Secured Senior Notes issued in the second quarter of 2007. The total financing cost incurred was $403,290 and is being amortized over the term of the Notes.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Sales

Sales for the six months ended June 30, 2007 were $5,383,896 compared to $0 for the six months ended June 30, 2006. The primary reason for the increase was the acquisition of Stellar in December 2006. TEDI sold its first two Sentry 5000 units in the second quarter of 2007, which resulted in additional revenue of approximately $300,000. Stellar’s sales in the first half of 2007 exceeded sales in the same period of last year by over $2,000,000. The current outlook for the second half of 2007 is for lower sales by Stellar; however the current progress of TEDI could offset this anticipated decline.

Cost of Sales

Cost of sales was $4,749,633 for the six months ended June 30, 2007, compared to $0 for the six months ended June 30, 2006. Cost of revenue as a percentage of sales was 88.2% for the first six months of 2007.

General and Administrative Expenses

General and administrative expenses were $1,298,491 for the six months ended June 30, 2007, compared to $133,476 for the six months ended June 30, 2006, an increase of $1,165,015. This increased amount includes approximately $610,000 in wages for fulltime consultants who are actively involved in managing the operations and raising capital. In addition, we had consulting services of approximately $300,000 in the first quarter of 2007 related to strategies for raising capital and investor relations. The remainder of the increase is attributable to the inclusion of the TEDI and Stellar subsidiaries which were not acquired until the second half of 2006.

We expect G&A expenses will continue at the second quarter level and increase moderately as sales volumes will require additional support. We intend to focus on operating efficiencies, cost reductions, and increasing revenue to achieve a lower ratio of G&A expenses compared to sales.

Interest and Other Expense

Interest and other expense primarily includes interest expense and other miscellaneous costs. For the six months ended June 30, 2007, interest amd other expense was $103,949 compared to $14,170 for the six months ended June 30, 2006. The higher costs were attributable to obtaining financing for the acquisitions and operations of TEDI and Stellar. Interest expense for the first six months of 2007 was approximately $86,000 and the amortization financing costs were approximately $80,000. Interest expense will increase in future quarters as approximately $1.6 million was raised during the second quarter of 2007 and does not reflect a full half year of interest expense.

Amortization of Debt Discounts and Deferred Financing Costs

In prior periods, the Company had not complied with the treatment described by the FASB and EITF for the accounting for Convertible Securities. However, the Company has restated the six months ended June 30, 2007 to reflect the proper treatment and it intends to file with the SEC prior to the end of the Company’s fiscal quarter ended September 30, 2007, the following: (i) amended Forms 10-QSB for the quarters ended March 31, 2007 and September 30, 2006 and (ii) an amended Form 10-KSB for the fiscal year ended December 31, 2006.

For the six months ended June 30, 2007, the amortization cost of debt discounts was $560,862 compared to $26,250 for the six month period ended June 30, 2006. The increase in the amortization of debt discounts was primarily related to the Convertible Notes of $875,000 issued in the first quarter of 2007. The amortization of deferred financing costs was $80,203, which related to the Secured Senior Notes issued in the second quarter of 2007. The total financing cost incurred was $403,290 and is being amortized over the term of the Notes.

Liquidity and Capital Resources

During the six-month period ended June 30, 2007, cash used by operations was $1,051,934. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

During the six months ended June 30, 2007, we incurred a net loss of $1,409,242 had cash used for investing activities of $63,298, and cash provided by financing activities was $1,115,311. This included $1,596,000 in gross proceeds from bridge loans; and, net of commission and placement fees, we received approximately $1,200,000 in proceeds. These proceeds were used to retire debt that was maturing and to fund operations. These notes are for period of one year and can be converted into common stock. We will continue to obtain short-term financing up to an additional $1.5 million. Upon completing this short-term financing, we intend to obtain long-term financing through a private placement or a retail offering of preferred stock or common stock.

In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. Our independent certified public accountants have stated in their report for the year-end that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. We cannot assure you that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

Changes in Internal Controls. During the quarter ended June 30, 2007, the Company hired a Chief Financial Officer to add additional support to internal controls over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default on the following notes:

1.	Secured convertible promissory note for $200,000 was due on May 12, 2007 and total amount owed at June 30, 2007 was $210,328. Interest continues to accrue at 11%.

2.	Secured convertible promissory note for $50,000 was due on May 12, 2007 and the total amount due at June 30, 2007 was $52,582. Interest continues to accrue at 11%.

3.	Secured convertible promissory note for $75,000 was due on Mat 12, 2007 and the total amount due at June 30, 2007 was $78,483. Interest continues to accrue at 11%,

4.
Secured convertible promissory note for $200,000 was due April 30, 2007. A payment was made on May 22, 2007 of $106,000. The total amount due at June 30, 2007 was $111,975. Interest continues to accrue at 11%. The holder of this note could bring a judicial action if the note is not paid by August 8, 2007. As of the date of this report, no action has been filed. The holder of this Note received a payment of $1,700 from the Company on August 16, 2007 and has agreed to refrain from taking any action against the Company for a period of 60 days.

5.	A convertible debenture due September 7, 2007 is in default on interest payments which are payable quarterly. The amount due at June 30, 2007 was $117,623. Interest continues to accrue at 8%.

Item 4. Submission of Matters to a Vote of Security Holders

On June 18, 2007, shareholders holding a majority of the issued and outstanding shares of the Company’s common stock voted in favor of an up-to-50-to-1 reverse stock split of the Company’s issued and outstanding common stock and for the ratification of the appointment of Thomas Black and James Fahrner. On July 6, 2007, the Company mailed a Definitive Information Statement on Schedule 14C to holders of record of the Company’s common stock as of July 5, 2007, informing them of such vote. Also on June 18, 2007, shareholders holding all of the issued and outstanding shares of the Company’s Series A Preferred Stock voted in favor of a 50-to-1 reverse stock split of the Company’s issued and outstanding Series A Preferred Stock.

On August 1, 2007, the Company filed (i) an amended Certificate of Incorporation effectuating a 15-to-1 reverse stock split of the Company’s issued and outstanding shares of the Company’s common stock and (ii) an amended Certificate of Designation effectuating a 50-to-1 reverse stock split of the Company’s issued and outstanding shares of the Company’s Series A Preferred Stock.

Item 5. Other Information

On July 20, 2007, the Company filed a Current Report on Form 8-K indicating that the Registrant has changed its Independent Certified Accountants effective July 16, 2007. There were no disagreements with the prior accountant on any accounting policies or disclosure.

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

TITAN ENERGY WORLDWIDE, INC.

August 20, 2007	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer

TITAN ENERGY WORLDWIDE, INC.

August 20, 2007	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.