Form 10QSB/A
period 2007-03-31
Titan Energy Worldwide, Inc.
filed 2007-09-24
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

8880 Rio San Diego Drive
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

As of May 14, 2007, the issuer had 10,173,942 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEET
March 31, 2007 (Unaudited)

Assets
Current Assets:
Cash and Cash equivalents	$14,305
Accounts Receivable	1,069,463
Inventory	686,917
Other Assets	35,238
Total Current Assets	1,805,923

Fixed Assets -Net	124,678
Goodwill	1,599,160
Customer and Distribution List	1,389,019
Deferred Financing Costs	67,709
Other Assets	4,130
Total Assets	$4,990,619

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$1,030,139
Accrued Expenses	501,877
Notes Payable	2,293,084
Deposits and Deferred Revenue	290,420
Total Current Liabilities	4,115,520

Long Term Liabilities:
Notes Payable	10,138

Total Liabilities	4,125,658

Stockholders’ Equity:
Common Stock, 1,900,000,000 shares authorized, $.0001 par value, 8,253,942 Issued and outstanding	825
Preferred Stock, Series A, authorized 10,000,000, issued and outstanding 3,000,000 shares $.0001 par value	200
Preferred Stock, Series B, authorized 10,000,000, issued and outstanding 1,000,000 shares $.0001 par value	100
Preferred Stock, Series C, authorized 10,000,000, issued and outstanding 750,000 shares, $.0001	75
Stock Subscription	9,000
Additional Paid in Capital	5,998,310
Accumulated Deficit	(5,143,549)
Total Stockholders’ Equity	864,961

Total Liabilities and Stockholders’ Equity	$4,990,619

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$2,580,048	$—

Cost of sales	2,396,895	—

Gross profit	183,153	—

General and administrative expenses	666,602	56,532

Loss from operations	(483,449)	(56,532)

Other expenses
Amortization of Debt Discount and Financing Costs	(361,943)	(26,250)
Interest expense	(38,475)	(5,129)

Net loss	$(883,867)	$(87,911)

Weighted average number of shares outstanding	7,381,060	1,188,618

Basic and diluted net loss per common share	$(0.12)	$(0.07)

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(883,867)	$(87,911)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,218	-
Common stock issued for consulting services	38,500	-
Amortization of Debt Discount and Financing Costs	361,943	26,250
Changes in operating assets and liabilities:
Accounts Receivable	669,479	(66)
Inventory	(133,202)	-
Other	(26,249)	50,129
Accounts Payable and Accrued Expenses	(257,893)	--
Deposits payable	(400,459)	--

Net cash used by operating activities	(586,530)	(11,598)

Cash flows from investing activities:
Fixed Asset Additions	(53,986)	-

Cash flows from financing activities:
Redemption of notes payable	(657,729)	(2,500)
Financing costs	(81,250)
Proceeds from issuance of common stock		17,769
Increase in Notes Payable	1,246,135	-
Other	116,186
Net cash provided by financing activities	623,342	15,269

Increase (decrease) in cash and cash equivalents	(17,174)	3,671

Cash and cash equivalents, beginning of year	31,479	-

Cash and Cash equivalents, end of year	$14,305	$3,671

Non-cash investing and financing activities:
Stock based compensation	$38,500	$-
Stock issued in repayment of long-term debt	924	10,000

	$39,424	$10,000

NOTE 1 – BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On July 21, 2006, Safe Travel Care, Inc. entered into an agreement and plan of merger with Titan Energy Development, Inc. (“TEDI”) (the “Merger Agreement”). TEDI is a manufacturer and distributor of emergency on site survival equipment called the Sentry 5000. In exchange for transferring TEDI to Safe Travel Care, Inc., the TEDI shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Company’s preferred stock (the “Merger”), which were divided proportionately among the TEDI shareholders in accordance with their respective ownership interests in TEDI immediately before the completion of the Merger. The TEDI Shareholders also received 1,000,000 shares of common stock. The Company changed its name to “Titan Energy Worldwide, Inc.” on December 26, 2006.

TEDI is a manufacturer and distributor of emergency on-site survival equipment called the Sentry 5000.

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s preferred stock, plus a cash payment to Stellar shareholders of $823,000, of which $588,000 was paid and the balance of $235,000 is due June 15, 2007. The Stellar shareholders also received 1,000,000 share of common stock.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the period ended March 31, 2007 of $883,867 and at March 31, 2007, had an accumulated deficit of $5,143,549. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken or will take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•	Management has acquired companies that it believes will be cash positive; and

•	Management intends to continually raise financing through the issuance of its common stock, preferred stock and debt securities.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the periods ended March 31, 2007 or March 31, 2006.

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

Fair value of financial instruments

The Company uses the following methods and assumptions to estimate the fair value of derivative and other financial instruments at the relative balance sheet date:

•	Short-term financial statements (cash equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities) – cost approximates fair value because of the short maturity period.

•	Long-term debt – fair value is based on the amount of future cash flows associated with each debt instrument discounted at our current borrowing rate for similar debt instruments of comparable terms.

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

NOTE 2 – NOTES PAYABLE

Notes payable consist of the following at March 31, 2007:

Secured Convertible Notes with 11% interest due May 12, 2007	425,000
Secured Convertible Notes with 11% interest due April 30, 2007	200,000
Bank line of Credit with 9.25% interest due on demand	458,200
Secured Convertible Notes with 11% interest due July 9, 2007	347,500
Secured Convertible Notes with 11% interest due September 26, 2007	100,000
Secured Convertible Notes with 18% interest due April 21, 2007	100,000
Note Payable to Stellar Shareholders without interest due June 30, 2007	235,000
Convertible Promissory Note with 10% interest due August 30, 2007	177,606
Convertible Debenture with 8% interest due September 7, 2007	105,000
Note Payable to an officer with interest at 8% due on demand	107,825
Promissory Notes with 7% interest due on demand	125,000
Notes payable with 8% interest due April 10, 2007	100,000
Other Notes	52,636
Unamortized discount	(230,545)
Total Notes Payable	$2,303,222
Total Long – Term Notes Payable	$10,138

In the quarter ended March 31, 2007, the Company issued convertible notes with detachable warrants for gross proceeds of $875,000. This amount was allocated based on the relative fair value with warrants allocated $79,303 and the convertible debt allocated $795,697. Some of the convertible debt had a beneficial conversion feature “in-the-money” at the commitment date requiring the Company to determine the discount related to this debt pursuant to under EITF 98-5. The Company’s evaluation has determined that the discount was $454,851. This amount will be amortized to expense as additional interest over the term of these Notes. The amortization expense for the three months ended March 31, 2007 was $304,714. The warrants are exercisable to 2012 and will also be amortized as additional interest expense over the term of the Notes The amortization of the warrants for three months ended March 31, 2007 was $30,653.

In the fourth quarter of 2005 a Convertible Note was issued for $105,000. In evaluating the provision related to the conversion rights for this Note, the Company has determined that the full value of the Note should be recognized as a discount. Amortization of the discount is $13,125 for the three month period ended March 31, 2007. The amortization of this discount for the three months ended March 31 2006 was $26,500. This amount included the amortization from the fourth quarter of 2005 that was not recorded until the first quarter of March 2006.

The Stellar subsidiary was not in compliance with the terms of the Bank Line of Credit which required certain equity levels.

Accrued interest on all of the above notes payable totals $139,426 at March 31, 2007, and is included in accrued liabilities.

NOTE 3 – INCOME TAXES

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

NOTE 4 – ACQUISITIONS

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

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Allocation
Current assets	$175.340
Property and equipment	4,160
Customer list	666,947
Goodwill	690,339
Total assets	1,536,786
Less – Total liabilities	366,786
$1.170,000

On December 28, 2006, the Company acquired Stellar Energy Services, Inc. (“Stellar”) pursuant to a Stock Exchange Agreement dated December 28, 2006 (the “Stellar Agreement”). Pursuant to the Stellar Agreement, the Company acquired a 100% interest in Stellar, and as a result, Stellar became a wholly-owned subsidiary of the Company.

Under the Stellar Agreement, in exchange for surrendering their shares in Stellar, the Stellar shareholders received stock consideration of 750,000 newly issued shares of the Company’s Series C Preferred Stock, which shares were divided proportionally among the Stellar shareholders in accordance with their respective ownership interests in Stellar immediately before the completion of the transaction. As a condition of the Stellar Agreement, the Stellar shareholders received at the closing, a promissory note for (i) a cash payment of $588,000 due on January 15, 2007 (which was paid in full on March 27, 2007) and a (ii) cash payment of $235,000 due on June 15, 2007. In addition, the Stellar shareholders received 1,000,000 shares of common stock.

Each share of Series C Preferred Stock may be converted into $1.00 worth of the Company’s common stock on or after December 28, 2008. Escalated conditions on this conversion apply if the Stellar subsidiary achieves specified revenue goals over the next two years.

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Allocation
Current assets	$2,103,284
Property and equipment	72,714
Other assets	4,130
Customer list	786,189
Goodwill	908,821
Total assets	3,875,138
Less – Total liabilities	2,232,138
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

NOTE 5 – COMMITMENTS

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
$33,094

NOTE 6 – COMMON STOCK TRANSACTIONS

During the quarter ended March 31, 2007, the Company issued 350,000 shares of its common stock for services totaling $38,500. The Company issued 924,000 shares of Common Stock for the conversion of debt.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenue
Revenue for the three months ended March 31, 2007 was $2,580,048 compared to $0 for the three months ended March 31, 2006. The reason for the increase was the acquisition of Stellar in December 2006.

Cost of Sales
Cost of sales was $2,396,895 for the three months ended March 31, 2007, compared to $0 for the three months ended March 31, 2006. Cost of Sales as a percentage of sales was 92.9%. The cost of sales came from our subsidiary Stellar. We expect cost of sales to increase during the coming 12 months due to increased sales and the requirement for additional product.

General and Administrative Expenses
General and administrative expenses (“G&A”) were $666,602 for the three months ended March 31, 2007, compared to $56,532 for the three months ended March 31, 2006, an increase of $610,070. The increase was primarily due to the G&A for TEDI and Stellar subsidiaries, which was approximately $350,000 for the three months ended March 31, 2007. This amount also includes $178,750 in consulting fees associated with financing the Company’s operations until long-term financing is obtained.

We expect G&A expenses to increase substantially in the coming 12 months as we continuing to have the effect of a full year activities with TEDI and Stellar acquisitions. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

Interest Expense
This caption primarily includes interest expense and other miscellaneous costs obtaining financing. For the three months ended March 31, 2007, was $38,475 compared to $5,129 for the three months ended March 31, 2006. The higher costs were attributable to obtaining financing for the acquisitions and operations of TEDI and Stellar.

Amortization of Debt Discounts and Financing Costs
The Company has complied with the treatment of describe by the FASB and EITF for the accounting for Convertible Securities and Beneficial Conversion Features. Some of the convertible debt had a beneficial conversion feature “in-the-money” at the commitment date requiring the Company to determine the discount related to this debt pursuant to under EITF 98-5. For the three months ended March 31, 2007 the amortization cost of debt discounts was $348,492 compared to $26,250 for the three month period ended March 31, 2006. The increase in the amortization of debt discounts was primary related to the Convertible Notes issued in the first quarter of 2007 of $875,000. The amortization deferred financing costs was $13,541 which related to the Secured Senior Notes issued in the second quarter. The total financing cost incurred was 81,250 and is being amortized over the term of the notes

Liquidity and Capital Resources
During the three month period ended March 31, 2007, cash used by operations were $586,530. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

During the three months ended March 31, 2007, we incurred a net loss of $883,549, which included non-cash charges of $445,661. Cash used for investing activities of $53,986, and cash provided by financing activities was $623,342.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting, that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

The Stellar Bank line of Credit is in technical default because the covenant related to net worth has been violated. The Bank is working with Stellar to restructure the Credit Line as the default was related to the purchase accounting for Stellar.

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

Item 6.	Exhibits

No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 24, 2007	TITAN ENERGY WORLDWIDE, INC.

	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer and Chief Financial Officer