Form 10QSB/A
period 2006-09-30
Titan Energy Worldwide, Inc.
filed 2007-09-25
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2006

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from _______ to ________

COMMISSION FILE NUMBER: 000-26139

TITAN ENERGY WORLDWIDE, INC.

(formerly known as SAFE TRAVEL CARE, INC.)
(Name of small business issuer in its charter)

NEVADA	91-1937382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8880 Rio San Diego Drive San Diego, California (Address of principal executive offices)	92108 (Zip Code)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SAFE TRAVEL CARE, INC.
Balance Sheet

	Restated September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets		—
Cash and cash equivalents	37,761
Accounts Receivable	26,404	—
Inventory	153,706	—
Total current assets	217,871
Fixed Assets	3,761
Goodwill	690,339
Customer list	655,831
Total Assets	1,567,802
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	289,573	55,331
Accrued liabilities	147,642	75,437
Customer Deposits	104,830	—
Notes Payable	415,320	108,600
Total current liabilities	957,365	239,368
Notes payable	84,970	247,600
Total liabilities	1,042,335	486,968
Stockholders' equity
Preferred Stock Series A: 100,000,000 authorized, $.0001 par value, 1,000,000 issued	100	—
Preferred Stock Series B: 100,000,000 authorized, $.0001 par value, 1,000,000 issued	100	—
Common stock: 1,800,000,000 shares authorized, $.001 par value, 226,998,552, and 110,007,658 shares issued and outstanding	226,999	110,008
Additional paid in capital	4,256,065	2,868,224
Accumulated deficit	(3,854,522)	(3,465,200)
Subscription Receivable	(103,275)
Total stockholders' equity (deficit)	525,467	(486,968)
Total liabilities and stockholders' equity (deficit)	1,567,802	—

The accompanying notes are an integral part of these financial statements

SAFE TRAVEL CARE, INC.
Statement of Operations

	Three months ended		Nine months ended
	September 30		September 30
	Restated		Restated
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—
General and administrative expenses	176,141	117,866	309,617	178,927
Income (loss) from operations	(176,141)	(117,866)	(309,617)	(178,927)
Other expenses
Interest expense	26,150	5,203	79.705	17,559
Net income (loss)	(202,291)	$(123,069)	$(389,322)	$(196,486)
Weighted average number of shares outstanding	176,187,441	49,452,376	155,231,694	40,380,902
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements

SAFE TRAVEL CARE, INC.
Statement of Cash Flows

	Nine months ended
	September 30
	Restated
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(389,322)	$(196,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,565
Common stock issued for consulting services	59,725	75,000
Amortization of debt discounts	52,500

Changes in operating assets and liabilities:
Accounts Receivable	(26,404)
Inventory	(153,706)
Accounts payable	234,232	(41,807)
Accrued liabilities	72,205	15,935
Advances from shareholders		18,570
Deposits payable	104,830
Note Payable		105,000
Net cash used by operating activities	(34,375)	(23,788)
Cash flows From Investing Activities-Fixed Assets	(4,210)	—
Cash flows from financing activities:	—
Proceeds of notes	100,000
Payment of notes from stock conversion	(40,200)
Proceeds from issuance of common stock	16,546	16,580
Net cash provided by financing activities	76,346	14,130
Increase (decrease) in cash and cash equivalents	37,761	(7,208)
Cash and cash equivalents, beginning of year	—	7,208
Cash and cash equivalents, end of period	$37,761	$—
Non-cash investing and financing activities:
Stock based compensation	$59,725	$75,000
Stock issued for acquisition	1,170,000
Stock issued in repayment of long-term debt	60,000	52,500
	$1,289,725	$127,500

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

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier applications encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

NOTE 2 - NOTES PAYABLE

Notes Payable consists of the following at September 30, 2006:

Note Payable at 10% interest	$178,500
Note Payable to a related party at 10% interest	$32,470
Notes Payable at 8% interest	$100,000
Notes Payable at 7% interest	$125,000
Convertible note at 8% interest	$105,000
Other loans at 8% interest	$11,790
Total	$552,790
Less Current portion	$415,320
Long term	$137,470
Less Unamortized Discount	$(52,500)
Balance Long-Term Debt	$84,970

Note Payable of $178,530 is to an individual and the Note is due on demand. Note payable of $32,470 is to a related party interest payable semi-annually with the balance due December 31, 2007. Notes Payable of $100,000 with interest at 8% are due within one year. The Notes Payable of $125,000 are due on demand.

These notes were assumed in the purchase of TEDI. $105,000 Convertible Note Payable to a non-related corporation with interest payable at 8% due quarterly beginning on January 1, 2006. Balance due on maturity September 7, 2007. This Note has a beneficial conversion feature that was "in-the-money" at the commitment date requiring the Company to determine the discount related to this debt under the Emerging Issue Task Force guidance provided in EITF 98-5. The Company has determined that the full value of the Note should be recognized as a discount.

Amortization of the discount for the three months and nine months ended September 30, 2006 is $13,125 and $52,500, respectively. The nine month period amount includes $13,125 that relates to the fourth quarter of 2005. Due to immateriality, the Company has elected not to restate the December 31, 2005.

NOTE 3 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2005 is as follows:

Federal income tax rate	34%
Effect of Net operating Loss	(34)%
Effective income tax rate	0.00%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Net loss carryforward is $3,465,200.

The company may offset net operating loss carryforwards against future taxable income through the year 2020. No tax benefit has been reported in the financial statements as the company believes that the carryforward will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by valuation allowance of the same amount.

NOTE 4 - COMMITMENTS

The Company leases its office facilities under a two year agreement expiring February 2007. Minimum annual rental equals $12,036.The Company also leases space for its subsidiary expiring September 30, 2007. Minimum annual rental equals $12,222.

NOTE 5 - SUBSIDIARY

The Company merged and acquired a company called “Titan Energy Development, Inc.” (“TEDI”), a supplier of emergency assistance equipment. The Company has filed the required Form 8-K notification including TEDI’s audit report and pro forma financial statements. The Company has included in its statement of operations the loss from the date of acquisition to September 30, 2006.

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

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Allocation
Current assets	$175.340
Property and equipment	4,160
Customer list	666,947
Goodwill	690,339

Total assets	1,536,786
Less - Total liabilities	366,786
$1,170,000

If the Company had acquired TEDI on January 1, 2006, a loss for the nine months would have been $604,145.

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

Operating loss was $176,141 for the three months ended September 30, 2006 as compared to a loss of $117,866 for the same period in 2005. The increase in the operating loss is attributable to the acquisition of TEDI.

Interest expense for the three months ended September 30, 2006 was $13,025 as compared to $5,203 for the three month period in 2005. In addition the amortization of the beneficial conversion feature increases interest expense by $13,125.

Net loss for the three months ended September 30, 2006 was $202,291 compared to a loss of $123,069 for the same period in 2005.

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

Operating loss was 309,617 for the nine months ended September 30, 2006 as compared to a loss of $178,927 for the same period in 2005.

Interest expense for the nine months ended September 30, 2006 was $79,705 as compared to $17,559 for the nine-month period in 2005. In addition the amortization of the beneficial conversion feature increases interest expense by $52,500.

Net loss for the nine months ended September 30, 2006 was $389,322 compared to a loss of $196,486 for the same period in 2005.The basic difference and increases in expenses and losses is due to the issuance of stock for services. The loss also has increased due to the merger with TEDI. During the period, TEDI incurred losses without any new revenue earned. Interest expense is higher due to increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had a deficiency in working capital of $739,694. Net cash used in operating activities totaled $ 34,375.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXH. NO.	IDENTIFICATION OF EXHIBIT
2	Stock Exchange Agreement between TEDI shareholders and the Registrant, dated August 4, 2006*

3.1	Amended and Restated Articles of Incorporation, filed effective June 2, 2006.*

3.2	Bylaws**

31.1	Certification of Jeffrey Flannery, President and Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of Jeffrey Flannery Chief Financial Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Jeffrey Flannery, President and Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of Jeffrey Flannery, Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002***

* Incorporated by reference to the Registrant's report on Form 8-K, filed August 7, 2006

** Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, filed May 20, 1999

*** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 25, 2007

TITAN ENERGY WORLDWIDE, INC.
(F/K/A SAFE TRAVEL CARE, INC.)

/s/ Jeffrey Flannery
Jeffrey Flannery
President, Chief Executive Officer
And Chief Financial Officer