Form 10QSB/A
period 2007-06-30
Titan Energy Worldwide, Inc.
filed 2007-09-25
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q-SB/A

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

As of August 6, 2007, the issuer had 773,518 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Titan Energy Worldwide, Inc.
RESTATED CONSOLIDATED CONDENSED BALANCE SHEET
June 30, 2007
(Unaudited)

Assets
Current Assets:
Cash and Cash Equivalents	$31,558
Accounts Receivable	1,447,981
Inventory	550,677
Other Assets	46,175
Total Current Assets	2,076,391

Fixed Assets –Net	121,796

Goodwill	1,599,160
Customer and Distribution Lists	1,352,691
Deferred Financing Costs	323,087
Other Assets	11,101
Total Assets	$5,484,226

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	1,118,630
Accrued Expenses and Customer Deposit	629,375
Short – Term Debt and Notes Payable	3,290,275
Discount on Convertible Debt and Warrants	(18,175)
Total Current Liabilities	5,020,105

Long Term Liabilities:
Notes Payable	8,093

Total Liabilities	5,028,198

Stockholders’ Equity:
Common Stock, 1,900,000,000 shares authorized, $.0001 par value, 11,202,777 issued and outstanding	1,120
Preferred Stock, Series A, authorized 10,000,000, issued and outstanding 2,000,000 shares $.0001 par value	200
Preferred Stock, Series B, authorized 1,000,000, issued and outstanding 1,000,000 shares $.0001 par value	100
Preferred Stock, Series C, authorized 750,000, issued and outstanding 750,000 shares, $.0001 par value	75
Stock Subscription	21,100
Additional Paid in Capital	6,091,953
Accumulated Deficit	(5,658,520)
Total Stockholders’ Equity	456,028

Total Liabilities and Stockholders’ Equity	$5,484.226

See notes to unaudited financial statements.

Titan Energy Worldwide, Inc.
RESTATED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2007	2006

Sales	$2,803,848	$–

Cost of Sales	2,352,738	–

- Gross Profit	451,110	–

General and Administrative Expenses	621,575	76,944

Loss from Operations	(170,465)	(76,944)

Interest Expense and Other Expenses	(65,474)	(9,041)

Amortization of Debt Discounts and Financing Costs	(279,031)	(13,125)

Net Loss	$(514,970)	$(99,110)

Weighted Average Number of Shares Outstanding	9,132,619	2,864,828

Basic and Diluted Net Loss Per Common Share	$(0.06)	$(0.03)

See notes to unaudited financial statements.

Titan Energy Worldwide, Inc.
RESTATED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,
	2007	2006

Sales	$5,383,896	$–

Cost of Sales	4,749,633	–

Gross Profit	634,263	–

General and Administrative Expenses	1,288,087	133,476

Loss from Operations	(653,824)	(133,476)

Interest Expense and Other Expenses	(103,949)	(14,170)

Amortization of Debt Discounts and Financing Costs	(641,065)	(26,250)

Net Loss	$(1,398,838)	$(173,896)

Weighted Average Number of Shares Outstanding	7,619,280	2,634,274

Basic and Diluted Net Loss per Common Share	$(0.18)	$(0.07)

See notes to unaudited financial statements.

Titan Energy Worldwide, Inc.
RESTATED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,398,838)	$(173,896)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangibles	93,329	–
Common stock issued for consulting services	88,500	–
Amortization of Debt Discount and Financing Costs	641,065	26,250
Changes in operating assets and liabilities:
Accounts Receivable	290,961
Inventory	3,038	–
Other	(38,574)	(66)
Accounts Payable and Accrued Expenses	(83,411)	29,515
Deposits payable	(649,372)	–
Net cash used by operating activities	(1,053,302)	(118,197)

Cash flows from investing activities:
Fixed Asset Additions	(63,298)	–

Cash flows from financing activities:
Redemption of notes payable	(1,455,661)
Proceeds from issuance of common stock	41,960	91,714
Increase in Notes Payable	2,808,667	27,900
Payment of financing costs	(403,290)
Other	125,003	–
Net cash provided by financing activities	1,116,679

Increase (decrease) in cash and cash equivalents	79	1,417

Cash and cash equivalents, beginning of year	31,479	–

Cash and Cash equivalents, end of year	$31,558	$1,417
Non-cash operating and financing activities:
Stock based compensation	88,500	$–
Stock issued in repayment of long-term debt	2,773	25,000
Stock issued for acquisitions		–
	$91,273	$25,000

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2007 of $1,398,838, and at June 30, 2007, had an accumulated deficit of $5658,520. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken or will take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

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

Deferred Financing Costs

During the quarter ended June 30, 2007, the Company has adopted the accounting for financing costs associated with debt offering as an asset to be amortized to expense over the life of the debt securities. In quarter ended June 30, 2007, costs associated with debt financing total $322,040 and in the first quarter of 2007 the amount incurred was $81,250. The amount amortized to expense for the six months ended June 30, 2007 was $80,203 and has been included with amortization of debt discounts and deferred financing costs.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. This pronouncement does not currently apply to the Company.

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

NOTE 2 - NOTES PAYABLE

Notes payable consist of the following at June 30, 2007:

11% Senior Secured Convertible Notes due in April and May 2008	$1,596,000
Secured Convertible Notes with 11% interest due on demand	425,000
Bank line of Credit with 9.25% interest due on demand	370,000
Secured Convertible Notes with 11% interest due July 9, 2007	250,000
Note Payable to Stellar Shareholders without interest due June 30, 2007	235,000
Convertible Promissory Note with 10% interest due August 30, 2007	196,695
Convertible Debenture with 8% interest due September 7, 2007	105,000
Note Payable to an officer with interest at 8% due on demand	53,875
Promissory Note with 7% interest due on demand	25,000
Promissory Note with 8% interest due December 31, 2007	22,470
Automobile Financing on Stellar’s vehicles, $8,234 due within a year	16,327
Short-term Promissory Note with 8% interest due on demand	3,000
Total Notes Payable	$3,298,367

The 11% Senior Secured Notes have conversion rights and detachable warrants. These Notes may be converted for the principal balance and any unpaid accrued interest to Common Stock. The conversion price shall be the greater of $0.25 per share or 50% of the price of the next private offering of equity securities or securities convertible into common stock that result in gross proceeds of at least $5.0 million. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) and the Emerging Issue Task Force (“EIFT”) regarding the Accounting for Convertible Securities with a Beneficial Conversion Feature, the Company recognized an embedded beneficial conversion feature present in these Notes. The Company allocated the proceeds based on the fair value with $5,058 to the warrants and $1,590,422 to the convertible debt. The warrants are exercisable to 2012 the fair value will be amortized to additional paid in capital over the term of the notes. There was no beneficial conversion feature related to these Notes since the conversion right is in excess of the fair market value of the common stock.

In the quarter ended March 31, 2007, the Company issued convertible notes with detachable warrants totaling gross proceeds of $875,000. This amount was allocated based on the relative fair value with warrants $79,303 and the convertible debt $795,697. Some of the convertible debt had a beneficial conversion feature in the money at commitment date requiring under EFIT 98-5 to determine the discount related to this debt. The Company’s evaluation has determined that the discount was $454,851, this amount will be amortized to expense as additional interest over the term of these notes. These were short term notes and the full amount has been recognized during the first six months of 2007. The warrants are exercisable to 2012 and have been amortized to additional paid in capital.

In the fourth quarter of 2005 a Convertible Note was issued for $105,000. This Note has a beneficial conversion feature that has not been recognized. In evaluating the provision related to the conversion rights for this note that the full value note should be recognized as a discount. Amortization of the discount is $26,250 for the six month period ended June 30, 2007. At June 30, 2007 the unamortized discount is $13,125. The amortization of this discount for 2006 is $52,500.

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

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition was determined to be 849,000 which was based on the exchange rate to allocate the preferred stock to the TEDI shareholders. The actual purchase which is based on 1,000,000 share Series B Preferred Stock with a minimum value of $1.00 per share and a 1,000,000 of common stock which value was $.17 per share. This result in the actual purchase being $1,170,000 which has been allocated as follows

Allocation
Current assets	$175,340
Property and equipment	4,160
Customer list	666,947
Goodwill	690,339
Total assets	1,536786
Less - Total liabilities	366,786
$1,170,000

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

NOTE 7 – SUBSQUENT EVENT REVERSE STOCK SPLIT

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

NOTE 8 – SUBSQUENT EVENT CONVERSION OF PREFERED STOCK

The Company has agreed to the conversion of the Preferred Series A to common stock according to the formulas set forth in the Certificate of Designation. Each share of Preferred A will convert 200:1 to common shares. In addition the Company has reached an agreement to convert the Preferred B shares in to $2.00 of common stock and Preferred in to a $1.50 of common shares. The common stock price based on the five days closing price before the effective date was $1.07. The effective date for these transactions is August 15, 2007 and the increase in Common Stock will be 10,667,508. The shareholders for Series B and C had an option to take a Note due in August 15, 2008 with 8% interest. In total the company has issued Notes totaling $159,882.

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

Interest Expense and Other Expenses
This caption primarily includes interest expense and other miscellaneous costs obtaining financing. For the three months ended June 30, 2007, other expenses were $65,474 compared to $9,041 for the three months ended June 30, 2006. The higher costs were attributable to obtaining financing for the acquisitions and operations of TEDI and Stellar. Interest expense for the three months ended June 30, 2007 was approximately $47,000. and the amortization financing costs were approximately $67,000. Interest expense will increase in future quarters as approximately $1.6 million was raised during the second quarter of 2007 and does not reflect a full quarter of interest expense.

Amortization of Debt Discounts and Financing Costs

In prior periods the Company has not comply with the treatment of describe by the FASB and EITF for the accounting for Convertible Securities. We have restated the six months June 30, 2007 to reflect the proper treatment. We will be filing with the Securities and Exchange Commission prior amended 10-QSB for the March 31, 2007 and September 30, 2006 and 10-KSB for period ended Decmeber 31, 2006 to prior to the end of our third quarter September 30, 2007.

For the three months ended June 30, 2007 the amortization cost of debt discounts was $212,370 compare to $13,125 for the three month period ended June 30, 2006. The increase in the amortization of debt discounts was primary related to the Convertible Notes issued in the first quarter of 2007 of $875,000. The amortization deferred financing costs was $66,661 which related to the Secured Senior Notes issued in the second quarter. The total financing cost incurred was 403,290 and is being amortized over the term of the notes

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Sales
Sales for the six months ended June 30, 2007 were $5,383,896 compared to $0 for the six months ended June 30, 2006. The primary reason for the increase was the acquisition of Stellar in December 2006. TEDI sold its first two Sentry 5000 units in the second quarter of 2007, which resulted in additional revenue of approximately $300,000. Stellar sales in the first half of 2007 exceeded sales in the same period of last year by over $2,000,000. The current outlook for the second half of 2007 is for lower sales by Stellar; however the current progress of TEDI could offset this anticipated decline.

Cost of Sales
Cost of sales was $4,749,633 for the six months ended June 30, 2007, compared to $0 for the six months ended June 30, 2006. Cost of revenue as a percentage of sales was 88.2% for the first six months of 2007.

General and Administrative Expenses
General and administrative expenses were $1,388,087 for the six months ended June 30, 2007, compared to $133,476 for the six months ended June 30, 2006, an increase of $1,254,611. This increased amount includes approximately $610,000 in wages for fulltime consultants who are actively involved in managing the operations and raising capital. In addition, we had consulting services of approximately $300,000 in the first quarter of 2007 related to strategies for raising capital and investor relations. The remainder of the increase is attributable to the inclusion of the TEDI and Stellar subsidiaries which were not acquired until the second half of 2006.

We expect G&A expenses will continue at the second quarter level and increase moderately as sales volumes will require additional support. We intend to focus on operating efficiencies, cost reductions, and increasing revenue to achieve a lower ratio of G&A expenses compared to sales.

Interest and Other Expense
Interest and other expense primarily includes interest expense and other miscellaneous costs. For the six months ended June 30, 2007, interest and other expense was $103,949 compared to $14,170 for the six months ended June 30, 2006. The higher costs were attributable to obtaining financing for the acquisitions and operations of TEDI and Stellar. Interest expense for the first six months of 2007 was approximately $86,000. Interest expense will increase in future quarters as approximately $1.6 million was raised during the second quarter of 2007 and does not reflect a full half year of interest expense.

Amortization of Debt Discounts and Financing Costs

In prior periods the Company has not comply with the treatment of describe by the FASB and EITF for the accounting for Convertible Securities. We have prepared three and six months June 30, 2007 to reflect the proper treatment. We will be filing with the Securities and Exchange Commission prior amended 10-QSB for the March 31, 2007 and September 30, 2006 and 10-KSB for period ended Decmeber 31, 2006 to prior to the end of our third quarter September 30, 2007.

For the six months ended June 30, 2007 the amortization cost of debt discounts was $560,862 compare to $26,250 for the six month period ended June 30, 2006. The increase in the amortization of debt discounts was primary related to the Convertible Notes issued in the first quarter of 2007 of $875,000. The amortization deferred financing costs was $80,203 which related to the Secured Senior Notes issued in the second quarter. The total financing cost incurred was 403,290 and is being amortized over the term of the notes.

Liquidity and Capital Resources

During the six-month period ended June 30, 2007, cash used by operations was $1,053,302. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

During the six months ended June 30, 2007, we incurred a net loss of $1,398,838 had cash used for investing activities of $63,298, and cash provided by financing activities was $1,116,679. This included $1,596,000 in gross proceeds from bridge loans; and, net of commission and placement fees, we received approximately $1,200,000 in proceeds. These proceeds were used to retire debt that was maturing and to fund operations. These notes are for period of one year and can be converted into common stock. We will continue to obtain short-term financing up to an additional $1.5 million. Upon completing this short-term financing, we intend to obtain long-term financing through a private placement or a retail offering of preferred stock or common stock.

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

The Company is in default on following notes:
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
4.
Secured convertible promissory note for $200,000 was due April 30, 2007. A payment was made on May 22, 2007 of $106,000. The total amount due at June 30, 2007 was $111,975. Interest continues to accrue at 11%. The holder of this note will bring a judicial action if the note is not paid by August 8, 2007, no action has been filed as of this date.

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

TITAN ENERGY WORLDWIDE, INC.

September 25, 2007	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer
September 25, 2007	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.