Form 10KSB/A
period 2006-12-31
Titan Energy Worldwide, Inc.
filed 2007-09-28
CIK 1080398

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

8880 Rio San Diego Drive, San Diego, CA 92108
(Address of principal executive offices) (Zip Code)

Company’s telephone number, including area code: (619) 209-6096

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

Transitional Small Business Disclosure Format (Check one): Yes  ☐ ; No ☒

Explanatory Note

As previously announced and disclosed in a Form 10-QSB dated August 20, 2007, Titan Energy Worldwide, Inc. (“TEWI” or “the Company”) has restated its consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for fiscal year ended December 31, 2006 in this Form 10-KSB/A as discussed in Note 1, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements.  These restatements relate to (i) the Company’s recognition of Beneficial Conversion Feature in convertible debt with detachable warrants, (ii) the correction of errors relating to the purchase price allocation, and (iii) the recognition of revenue for the sale consulting service.  The Company has amended its previously filed Quarterly Reports on Form 10-QSB for the quarters ended September 30, 2006 and March 31, 2007 affected by this restatement.

Beneficial Conversion Feature:

In accordance with Emerging Issues Task Force Issue 98-5 “Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), the Company recognized a beneficial conversion feature present in the Convertible Note. The Company recognized and measured an aggregate of $105,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, additional paid-in capital and a discount against the Convertible Notes. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (two year) as interest expense. In the year ended December 31, 2006, the amortization was $65,625, which includes the fourth quarter of 2005.

Purchase Price Adjustments:

In the purchase of Titan Energy Development, Inc., the Company had allocated the purchase price based on the allocation of the preferred shares. The preferred shares issued to the shareholders had a minimum value of $1.00 per share. This resulted in increasing the purchase price from $849,000 to $1,170,000. In addition, the allocation was based on the September 30, 2006 balance sheet and not the purchased balance sheet as of July 31, 2007, with the result affecting various balance sheet accounts. The purchase allocation resulted in an intangible for Customer List which should have been amortized over the estimated life of 5 years. The statement of operations includes $27,789 of additional expense. In the purchase of Stellar Energy Services, the purchase price did not include additional consideration of 1,000,000 shares of common stock valued at $70,000. The adjustment increased goodwill.

Recognition of Revenue:

In the fourth quarter of 2006, the Company recognized $10,000 for consulting services, however this amount should not have been recognized as the work was not completed and resulted in a full refund in the first quarter of 2007. The earnings per share also was adjusted for the 50-to-1 reverse stock split on December 26, 2006.

The changes to the Balance Sheet and the Statement of Operations as of and for the year ended December 31, 2006 are as follows:

Consolidated Balance Sheet	As Reported	Restated
Customer and distribution list	$1,453,136	$1,425,347
Goodwill	1,315,231	1,599,160
Other Assets	29,130	4,130
Total Assets	5,210,177	5,441.317
Notes payable	794,134	1,070,759
Deposits and Deferred Revenue	680,879	690,879
Long-term debt	328,228	12,228
Total Liabilities	4,416,150	4,386,775
Common Stock	498	698
Preferred Stock Series A	300	200
Additional Paid in Capital	4,949,322	5,313,151
Accumulated Deficit	(4,156,268)	(4,259,682)
Total Shareholder Equity	$794,027	$1,054,542

Consolidated Statement of Operations	As Reported	Restated
Revenue	$10,000	$-
Gross profit	10,000	-
General and administrative expenses	660,317	688,106
Loss from operations	(650,317)	(688,106)
Interest expense	40,781	106,376
Net loss	(691,068)	(794,482)
Weighted average number of shares	82,948,562	3,749,609
Basic and diluted net loss per common share	$(0.00)	$(0.21)

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

On December 28, 2006, the Company completed the acquisition of Stellar Energy Services, Inc. (“Stellar”), a distributor and service provider of standby and emergency generation systems, whereby that Company exchanged all of its shares for cash and newly issued preferred shares totaling 750,000 shares. The shareholders of Stellar also received 1,000,000 shares of Common Stock.

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

The new Generac Bi-Fuel™ configuration provides even more options. This innovative technology uses a combination of diesel and natural gas to take advantage of the best qualities of each fuel (more power from diesel, lower emissions from natural gas). Bi-Fuel configurations are available for both stand-alone and MPS applications. Single-engine units are available at 300 and 375 kW output, while Gemini Twin Pack modules are rated at 600 and 750 kW. MPS versions can be combined as needed to achieve numerous power outputs up to 3750 kW. The compression ignited, gas-powered technology used in these Bi-Fuel generators offers numerous advantages:

•	Extended run time

•	Lower particulate and NO x (Nitrogen oxide) emissions

•	On-site fuel supply

•	Longer maintenance cycles

•	Typically lower fuel costs

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

We currently have 19 full-time employees and 1 part-time employee.

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

Item 3.  Legal Proceedings

Effective November 23, 2005, the Superior Court of California, San Diego County, issued a writ of possession against us in favor of Cardiff Towne Center, LLC. The writ directs that the possession of real property situated at 2011 A San Elijo Avenue, Cardiff, California, 92007, be delivered to Cardiff Towne Center, LLC. The case was styled Cardiff Towne Center, LLC vs. Safe Travel Care, Inc . The complaint was filed on October 25, 2005. This case is currently still pending.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenue

Revenue for the year ended December 31, 2006 was $0 compared to $0 for the year ended December 31, 2005.

Cost of Sales

Cost of sales was $0 for the year ended December 31, 2006, compared to $0 for the year ended December 31, 2005. Cost of revenue did not change due to no revenue recognized in 2006. We expect cost of sales to increase during the coming 12 months due to increased sales and the requirement for additional product.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $668,106 for the year ended December 31, 2006, compared to $194,656 for the year ended December 31, 2005, an increase of $473,450. The increase was due to the inclusion of TEDI for the five months ended December 31, 2006 as well as increase in stock for services and accrual for payroll.

We expect G&A expenses to increase substantially in 2007. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

Interest Expense

Interest expense was $106,376 for the year December 31, 2006, compared to $22,387 for the year ended December, 31 2005. The major factor for the increase in interest expense was attributable to the accounting for convertible debt that contains a beneficial conversion feature that was “in-the-money” at the commitment date. The accounting requires the Company to determine the discount related to this debt pursuant under the Emerging Issue Task Force guidance provided in EITF 98-5. The Company’s has determined that the full value of the Note should be recognized as a discount. Amortization of the discount for the year ended December 31, 2006 is $65,375. This amount includes $13,125 that relate to the fourth quarter of 2005, due to immateriality the Company has elected not to restate the December 31, 2005 financial statements. The remainder of the increase is to higher debt for funding TEDI operations and costs associated with the acquisitions.

Liquidity and Capital Resources

During the year ended December 31, 2006, the net loss was $794,482 as compared to $217,043 for the same period in 2005. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

During the year ended December 31, 2006, we incurred a net loss of $794,482 compared to 217,043 in 2005. The loss for the year ended 2006 includes expenses of $237.311 of non-cash charges that did not impact cash flow. During the year ended December 31, 2006, we used cash in operating activities of $165,539 cash used for investing activities was $3, 775 and cash provided by financing activities was $200,793.

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

Gruber & Company LLC

St. Louis, Missouri
March 17, 2007, except for the effects of the restatement discussed in Note 7 for which the date is September 24, 2007

TITAN ENERGY WORLDWIDE, INC.
Balance Sheet
December 31, 2006 and 2005

	Restated 2006	2005
ASSETS
Current assets
Cash	$31,479	-
Accounts Receivable	1,738,942	-
Inventory	553,715	-
Subscription Receivable	3,000	-
Other	5,969	-
Total current assets	$2,333,105	-
Fixed Assets	79,575	-
Customer and distribution list	1,425,347	-
Goodwill	1,599,160	-
Other Assets	4,130	-
Total Assets	$5,441,317	-
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank overdraft	-	$66
Notes payable	$1,070,759	108,600
Accounts payable	945,279	55,265
Notes payable - Stellar Acquisition	823,000	-
Accrued liabilities	844,630	75,437
Deposits and Deferred Revenue	690,879	-
Total current liabilities	$4,374,547	$239,368
Notes payable	12,228	247,600
Total liabilities	$4,386,775	$486,968
Stockholders’ equity
Common stock 1,900,000,000 shares authorized, $.0001 par value, 6,979,971 and 110,007,658 shares .001 par value issued and outstanding	$698	$110,088
Preferred Stock, Series A, authorized 10,000,000, issued and outstanding 2,000,000 and 0 shares, $.0001 par value	200	-
Preferred Stock, Series B, authorized 10,000,000 issued and outstanding, 1,000,000 and 0 shares, $.0001 par value	100	-
Preferred Stock, Series C, authorized 10,000,000 issued and outstanding 750,000 shares and 0 shares, $.0001	75	-
Additional paid in capital	5,313,151	2,868,224
Accumulated deficit	(4,259,682)	(3,465,200)
Total stockholders’ equity (deficit)	$1,054,542	$(486,968)
Total liabilities and stockholders’ equity (deficit)	$5,441,317	-

See accompanying notes to financial statements

TITAN ENERGY WORLDWIDE, INC.
Statement of Operations
For the Years Ended December 31, 2006 and 2005

	Restated 2006	2005
Revenues	$-	-
Cost of sales	-	-
Gross profit	$-	-
General and administrative expenses	688,106	194,656
Loss from operations	$(688,106)	$(194,656)
Other expenses
Interest expense	106,376	22,387
Net loss	$(794,482)	$(217,043)
Weighted average number of shares outstanding	3,749,609	1,658,971
Basic and diluted net loss per common share	$(0.21)	$(0.13)

See accompanying notes to financial statements

TITAN ENERGY WORLDWIDE, INC.
Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2006 and 2005

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance December 31, 2004	58,080,181	$58,080	$2,871,071	$(3,248,157)	$(319,006)
Proceeds from issuance of common stock	9,427,477	9,428	7,153	-	16,581
Stock issued for services	5,000,000	5,000	70,000	-	75,000
Stock issued for services in 2004 cancelled	(40,000,000)	(40,000)	(80,000)	-	(120,000)
Stock issue to convert note payable	77,500,000	77,500	-	-	77,500
Net loss	-	-	-	(217,043)	(217,043)
Balance December 31, 2005	110,007,658	$110,008	$2,868,224	$(3,465,200)	$(486,968)

Restated see Note 2
Proceeds from issuance of common stock	15,990,894	$15,991	$21,753	-	$37,744
Stock issued for conversion of notes	60,000,000	60,000	-	-	60,000
Stock issued for services	63,000,000	63,000	80,048	-	143,048
50 to 1 Reverse Stock Split	(244,018,581)	(244,019)	244,019	-	-
Common stock issued to acquire Titan Energy Development, Inc.	1,000,000	100	169,900		170,000
Common stock issued to acquire Stellar Energy Services, Inc.	1,000,000	100	69,900		70,000
Preferred stock issued to acquire Titan Energy Development, Inc.	-	-	999,900	-	999,900
Preferred stock issued to acquire Stellar Energy Services, Inc.	-	-	749,925	-	749,925
Convertible Debt Beneficial Conversion Feature	-	-	105,000	-	105,000

Net Loss for the Year	-	-	-	$(794,482)	(794,482)
Amended By Laws change in par	-	(4,482)	4,482	-	-
Balance December 31, 2006	6,979,971	$698	$5,313,151	$(4,259,628)	1,054,167
Preferred Stock A	2,000,000	$200	-	-	$200
Preferred Stock B issued for acquisition	1,000,000	100	-	-	100
Preferred Stock C issued for acquisition	750,000	75	-	-	75
Balance December 31, 2006					$1,054,542

See accompanying notes to financial statements

TITAN ENERGY WORLDWIDE, INC.
Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	Restated 2006	2005
Cash flows from operating activities:
Net loss	$(794,482)	$(217,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock	143,048	75,000
Depreciation and Amortization	28,638	-
Amortization of Debt Discount	65,625
Changes in operating assets and liabilities:
Accounts Receivable	(15,024)	-
Inventory	(14,002)	-
Subscription Receivable	(3,000)	-
Bank overdraft	(66)	66
Accounts payable	(32,469)	(43,643)
Accrued liabilities	325,667	20,762
Customer deposits	130,496	-
Net cash used by operating activities	$(165,539)	$(164,858)
Cash flows from investing activities:
Increase in Fixed Assets	$(3,775)	-
Net cash used for investing activities	$(3,775)	-
Cash flows from financing activities:
Cash from acquisition of Stellar Energy Services, Inc.	$9,025	-
Cash from acquisition of Titan Energy Development, Inc.	3,694	-
Proceeds from issuance of notes to related party	-	$36,070
Payment of notes by stock conversion	(40,200)
Proceeds from issuance of notes	190,530	105,000
Proceeds from issuance of common stock	37,744	16,581
Net cash provided by financing activities	$200,793	$157,651
Increase (decrease) in cash and cash equivalents	$31,479	$(7,207)
Cash and cash equivalents, beginning of year	-	7,207
Cash and cash equivalents, end of year	$31,479	-
Preferred and Common Stock issued for acquisitions	$1,990,000	-
Stock issued for services	$134,048	$75,000
Stock issued to convert long-term debt	$60,000	$77,500
Stock issued for services subsequently cancelled	-	$(200,000)

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

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s preferred stock, plus a Note payable to Stellar shareholders of $823,000. The Stellar shareholders also received 1,000,000 share of common stock.

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

Principles of Consolidation

The financial statements include the accounts of the Company and its 100%-owned subsidiaries, TEDI and Stellar. The Statement of Operations includes the accounts of the Company for the year, plus TEDI for the period after acquisition, or August 1, 2006, and Stellar for the three-day period from December 28, 2006 to December 31, 2006.

NOTES TO FINANCIAL STATEMENTS

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2006 of $794,482 and at December 31, 2006, had an accumulated deficit of $4,259,682. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

Management has acquired Companies that they believe will be cash positive and intends to raise financing through the issuance of its common stock, preferred stock or debt financing.

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

NOTE 2 - NOTES PAYABLE

Notes Payable consists of the following at December 31, 2006:

Note Payable at 10% interest	$178,530
Note Payable to related party at 10% interest	32,470
Notes Payable at 8% interest	100,000
Notes Payable at 7% interest	125,000
Convertible Note at 8% interest	105,000
Bank line of Credit with 9.25% interest	468,200
Note payable to a Bank	50,000
Other loans	63,162
Total	$1,122,362
Less Current portion	1,110,134
Less Unamortized Discount	(39,375)
Note Payable - current	$1,070,759
Balance long-term debt	$12,228

Note Payable of $178,530 to an individual and the note is due on demand. Note payable of $32,470 to a related party interest payable semi annually with the balance due December 31, 2007. Notes Payable of $100,000 are due within one year. The Notes Payable of $125,000 are due on demand and were assumed in the purchase of TEDI.

Convertible Note Payable $105,000 to a non related corporation with interest payable at 8% is due quarterly beginning on January 1, 2006 and the principal balance is due on maturity September 7, 2007. This note has a beneficial conversion feature that was “in-the-money” at the commitment date requiring the Company to determine the discount related to this debt pursuant under the Emerging Issue Task Force guidance provided in EITF 98-5. The Company has determined that the full value of the Note should be recognized as a discount. Amortization of the discount for the year ended December 31, 2006 is $65,375. This s amount includes $13,125 that relate to the fourth quarter of 2005, due to immateriality the Company has elected not to restate the December 31, 2005.

In the acquisition of Stellar, the Company assumed debt consisting of a Bank Credit Line due on demand, a Note Payable to a Bank due in January 2006 with interest at 3% plus prime and some automobile financing

 Accrued interest on the notes payable totals $102,642 at December 31, 2006, and is included in accrued liabilities.

NOTES TO FINANCIAL STATEMENTS

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
$$1,170,000

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

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Allocation
Current assets	$2,103,284
Property and equipment	72,714
Other assets	4,130
Customer list	786,189
Goodwill	908,821
Total assets	3,875,138
Less - Total liabilities	2,232,138
$1,643,000

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

	Years ended December 31,
	2006	2005
Revenues	$7,036,267	$4,720,907
Cost of sales	5,941,172	3,920,362
Gross profit	$1,095,095	$800,545
General and administrative expense	1,898,159	586,994
Loss from operations	$(803,064)	$(786,449)
Interest expense	74,245	37,770\
Net loss	$(877,309)	$(824,219)

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

On December 26, 2006, the Company effected a 50 to 1 reverse stock split, excluded from the split were shares issued in conjunction with the acquisition of TEDI and Stellar.

NOTE 7 -RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for fiscal year ended December 31, 2006 in this Form 10-KSB/A.  These restatements relate to (i) the Company’s recognition of Beneficial Conversion Feature in convertible debt with detachable warrants, (ii) the correction of errors relating to the purchase price allocation, and (iii) recognition of revenue for the sale consulting service.
.
Beneficial Conversion Feature:

In accordance with Emerging Issues Task Force Issue 98-5, “Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), the Company recognized a beneficial conversion feature present in the Convertible Note. The Company recognized and measured an aggregate of $105,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. The debt discount attributed to the beneficial conversion feature issued is amortized over the Convertible Note’s maturity period (two years) as interest expense. In the year ended December 31, 2006, the amortization was $65,625, which includes the fourth quarter of 2005.

Purchase Price Adjustments:

In the purchase of Titan Energy Development, Inc., the Company had allocated the purchase price based on the allocation of the preferred shares. The preferred shares issued to the shareholders had a minimum value of $1.00 per share. This resulted in increasing the purchase price from $849,000 to $1,170,000. In addition, the allocation was based on the September 30, 2006 balance sheet and not the purchased balance sheet as of July 31, 2007, with resulted in affecting various balance sheet accounts. The purchase allocation resulted in an intangible for Customer List which should have been amortized over the estimated life of 5 years. The statement of operations includes $27,789 of additional expense. In the Company’s purchase of Stellar Energy Services, the purchase price did not include additional consideration of 1,000,000 shares of Common stock valued at $70,000. The adjustment increased goodwill.

Recognition of Revenue:

In the fourth quarter of 2006, the Company recognized $10,000 for consulting services, however this amount should not have been recognized as the work was not completed and resulted in a full refund in the first quarter of 2007. The earnings per share also was adjusted for the 50-to-1 reverse stock split on December 26, 2006.

The changes to the Balance Sheet and Statement of Operations as of and for the year ended December 31, 2006 are as follows:

Consolidated Balance Sheet	As Reported	Adjustment	Restated
Customer and distribution list	1,453,136	(27,789)	1,425,347
Goodwill	1,315,231	283,929	1,599,160
Other Assets	29,130	(25,000)	4,130
Total Assets	5,210,177	231,140	5,441.317
Notes payable	794,134	276,625	1,070,759
Deposit and Deferred Revenue	680,879	10,000	690,879
Long-term debt	328,228	(316,000)	12,228
Total Liabilities	4,416,150	(29,375)	4,386,775
Common Stock	498	200	698
Preferred Stock Series A	300	(100)	200
Additional Paid in Capital	4,949,322	363,829	5,313,151
Accumulated Deficit	(4,156,268)	(103,414)	(4,259,682)
Total Shareholder Equity	794,027	260,515	1,054,542

Consolidated Statement of Operations	As Reported	Adjustment	Restated
Revenue	10,000	(10,000)	-
Gross profit	10,000	(10,000)	-
General and administrative expenses	660,317	27,789	688,106
Loss from operations	(650,317)	(27,789)	(688,106)
Interest expense	40,751	65,625	106,376
Net loss	(691,068)	(103,414)	(794,482)
Weighted average number of shares	82,948,562	(79,198,932)	3,749,609
Basic and diluted net loss per common share	(0.00)	(0.21)	(0.21)

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

Item 8B.  Other Information .

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

Summary Compensation Table for 2006

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)		Total ($)
Jeffrey Flannery (1) President, CEO and CFO	2006	0	0	0	0	0	0	0		0
Thomas Black President, COO, Director and Secretary (2)	2006	0	0	0	0	0	0	65,000	(3)	65,000

(1)	On December 30, 2006, Jeffrey W. Flannery resigned as President of the Company. He retained his position as Chief Executive Officer and Chief Financial Officer of Titan.

(2)	On December 31, 2006, Thomas Black was appointed President, Chief Operating Officer, Director and Secretary.

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

Confidentiality Agreements

None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 12, 2006, information concerning ownership of our securities by

•	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

•	Each person who beneficially owns more than five percent of the outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

	Common Stock Beneficially Owned (2)		Preferred Stock Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number	Percent	Number		Percent
Jeffrey W. Flannery, CEO, CFO and Secretary	0	0	400,000,000	(3)	100	%(3)
Thomas Black, President	0	0	0		0.

All directors and executive officers as a group (two persons)	0	0	400,000,000	(3)	100	%(3)

(1)	Unless otherwise indicated, the address for each of these stockholders is c/o Titan Energy Worldwide, Inc., 311 4th Avenue, Suite 317, San Diego, CA 92101.

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

Item 12.  Certain Relationships and Related Transactions .

None.

Parents

None.

Promoters and Control Persons

Not applicable.

ITEM 13.  EXHIBITS

Exhibit No.	Identification of Exhibit
3.1*	Articles of Incorporation, filed on November 20, 1998.

3.2*	Certificate of Amendment to Articles of Incorporation, filed February 4, 2000.

3.3*	Certificate of Amendment to Articles of Incorporation, filed February 14, 2001.

3.4*	Certificate of Amendment to Articles of Incorporation, filed August 14, 2002.

3.5*	Certificate of Amendment to Articles of Incorporation, filed September 4, 2002.

3.6*	Certificate of Amendment to Articles of Incorporation, filed October 15, 2002.

3.7*	Certificate of Amendment to Articles of Incorporation, filed May 2, 2003.

3.8*	Certificate of Amendment to Articles of Incorporation, filed August 31, 2005.

3.9*	Certificate of Designation establishing our Series A Preferred Stock, filed August 31, 2005.

3.10*	Bylaws

10.1*	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006

10.2*	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006

14*	Code of Ethics

21*	Subsidiaries

23**	Consent of Auditors

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

TITAN ENERGY WORLDWIDE, INC.

Dated: September 28, 2007	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer and Chief Financial Officer