Form 10QSB
period 2007-09-30
Titan Energy Worldwide, Inc.
filed 2007-11-14
CIK 1080398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q-SB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 6, 2007, the issuer had 15,382,413 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Titan Energy Worldwide, Inc.
CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited)

September 30, 2007
Assets
Current Assets:
Cash and Cash Equivalents	$175,282
Accounts Receivable	1,278,879
Inventory	537,158
Other Assets	88,783
Total Current Assets	2,080,102

Fixed Assets -Net	117,445

Goodwill	1,599,160
Customer and Distribution Lists	1,316,362
Deferred Financing Costs	352,224
Other Assets	8,661
Total Assets	$5,473,954

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	729,182
Accrued Expenses and Customer Deposit	725,476
Short - Term Debt and Notes Payable	4,206,965
Total Current Liabilities	5,661,623

Long Term Liabilities:
Notes Payable	5,862

Total Liabilities	5,667,485

Stockholders’ Equity:
Common Stock, 1,800,000,000 shares authorized, $.0001 par value, 11,538,363 issued and outstanding	1,154
Stock Subscription	21,100
Additional Paid in Capital	16,121,864
Accumulated Deficit	16,337,649)
Total Stockholders’ Equity	(193,531)
Total Liabilities and Stockholders’ Equity	$5,473,954

See notes to unaudited financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
		Restated
	2007	2006
Sales	$1,639,677	$-

Cost of Sales	1,433,647	-

- Gross Profit	206,030	-

General and Administrative Expenses	603,291	176,141

Loss from Operations	(397,261)	(176,141)

Interest Expense and Other Expenses	(112,049)	(13,025)

Amortization of Debt Discounts and Financing Costs	(163,918)	(13,125)

Net Loss	$(673,228)	$(202,291)

Weighted Average Number of Shares Outstanding	6,486,409	234,917

Basic and Diluted Net Loss Per Common Share	$(0.10)	$(0.86)

See notes to unaudited financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Nine months ended September 30,
Restated
2007	2006

Sales	$7,023,573	$-

Cost of Sales	6,183,280	-

Gross Profit	840,293	-

General and Administrative Expenses	1,891,378	309,617

Loss from Operations	(1,051,085)	(309,617)

Interest Expense and Other Expenses	(215,998)	(27,205)

Amortization of Debt Discounts and Financing Costs	(804,983)	(52,500)

Net Loss	$(2,072,066)	$(389,322)

Weighted Average Number of Shares Outstanding	2,097,935	206,976

Basic and Diluted Net Loss per Common Share	$(0.99)	$(1.88)

See notes to unaudited financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
		Restated
	2007	2006
Net loss	$(2,072,066)	$(389,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangibles	141,307	11,565
Common stock issued for consulting services	111,700	59,725
Amortization of Debt Discount and Financing Costs	804,983	52,500
Changes in operating assets and liabilities:
Accounts Receivable	460,063	(26,404)
Inventory	16,557	(153,706)
Other	(75,282)	-
Accounts Payable	(153,876)	234,232
Accrued Expenses	(218,963)	72,505
Deposits payable	(591,070)	104,830
Net cash used by operating activities	(1,576,647)	(34,375)

Cash flows from investing activities:
Fixed Asset Additions	(70,194)	(4,210)

Cash flows from financing activities:
Redemption of notes payable	(2,278,902)	(40,200)
Proceeds from issuance of common stock	73,021	16,546
Proceeds from issuance of Notes Payable	4,456,203	100,000
Payment of financing costs	(547,686)
Other	88,008	-
Net cash provided by financing activities	1,790,644	76,346

Increase in cash and cash equivalents	143,803	37,761

Cash and cash equivalents, beginning of year	31,479	-

Cash and Cash equivalents, end of year	$175,282	$37,761
Non-cash operating and financing activities:
Stock based compensation	111,700	$59,725
Stock issued in repayment of long-term debt	2,773	60,000
Extinguishment of Preferred Stock	9,767,847
Stock issued to settle accounts payable	41,120
Stock issued for acquisitions	-	1,170,000

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

On July 21, 2006, Safe Travel Care, Inc. entered into an agreement and plan of merger with Titan Energy Development, Inc. (“TEDI”) (the “Merger Agreement”). TEDI is a manufacturer and distributor of mobile utility products called the Sentry 5000. In exchange for transferring TEDI to Safe Travel Care, Inc., the TEDI shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Company’s preferred stock and 1,000,000 shares of common stock (the “Merger”), which were divided proportionately among the TEDI shareholders in accordance with their respective ownership interests in TEDI immediately before the completion of the Merger. The Company changed its name to “Titan Energy Worldwide, Inc.” on December 26, 2006.

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s Series C Preferred Stock, plus a cash payment to Stellar shareholders of $823,000 and 1,000,000 shares of the Company’s common stock. Stellar provides products and services to protect an industry’s critical equipment from power outages, over/under voltage or transient surges and harmonic distortion.

On August 1, 2007, the Company's Articles of Incorporation were amended to effect an up to Fifty (50) to One (1) reverse stock split of the issued and outstanding shares of common stock. As a result, a Fifteen (15) to One (1) reverse split took effect on August 10, 2007. The result of this split was to reduce the outstanding shares of common stock from approximately 11,602,777 as of August 9, 2007 to approximately 773,518 shares as of August 10, 2007.

On August 10, 2007, the Company changed its trading symbol to “TEWI.OB,” and is currently trading on the OTCBB.

Effective August 13, 2007, the Company has agreed to the conversion of its Series A Preferred Stock into common stock according to the formulas set forth in the Certificate of Designation. Each share of Series A Preferred Stock will convert 200:1 into shares of Common Stock. In addition, the Company has converted the shares of Series B Preferred Stock into $2.00 of Common Stock and shares of Series C Preferred Stock into $1.50 of Common Stock. The effective date for these transactions was August 13, 2007 and the amount of Common Stock increased by 10,664,508 shares. The price of the Common Stock, based on the closing prices of the Common Stock on the five days before the effective date was $1.07. The Series B and Series C stockholders had an option to take a Note due August 13, 2008, with 11% interest. In total the Company has issued Notes totaling $159,882. Since these preferred shares were not yet convertible under their original conversion terms, these transactions have been accounted for as an extinguishment of the convertible preferred shares resulting in a charge to retained earnings of $9,767,847 for the excess of the fair market value of the common stock issued over the recorded amount of the preferred stock.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2007 of $2,072,066 and at September 30, 2007, had an accumulated deficit of $16,337,649. The accumulated deficit includes a $9,767,847 charge for the extinguishment of the Series A, B, and C Preferred Stock and issuance of Common Shares

These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken or will take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•	Management has acquired companies that it believes will be cash positive; and

•
Management currently is attempting to raise up to $10,000,000 through the issuance of units consisting of shares of preferred stock and warrants on a best efforts basis. As of November 6, 2007, the Company has received approximately $2.6 million in gross proceeds. See Note 8- Subsequent Events.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three and nine months ended September 30, 2007 and 2006, the Company had no items that represent other comprehensive income, and accordingly, has not included a schedule of comprehensive income in the financial statements.

Deferred Financing Costs

The Company has adopted the accounting for financing costs associated with the issuance of securities as an asset to be amortized to expense over the life of the securities. In quarter ended September 30, 2007, costs associated with debt financing totaled $144,396 and for the nine months ended September 30, 2007 the amount incurred was $547,686. The amount amortized to expense for the nine months ended September 30, 2007 was $195,462 and has been included with amortization of debt discounts and deferred financing costs.

Income Taxes

The Company accounts for income taxes under SFAS No.109 “Accounting for Income Taxes.” Under the asset and liability method of SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007. There was no adjustment required to retained earnings as the Company was not aware of any material tax position taken or expected to be taken in a tax return in which the tax law is subject to varied interpretations.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R “Fair Value Method of Accounting for Share Based Payments.” Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on the Company’s results of operations, as the Company was required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those rewards. SFAS No. 123R permits public companies to adopt its requirements using either the modified prospective method or the modified retrospective method. The Company adopted SFAS No. 123R using the modified prospective method. The Company believes that the impact of the adoption will not be significant. Options or share awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

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

Recent Accounting Pronouncements

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

On September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements; however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157. The implementation of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations and financial condition.

NOTE 2 - NOTES PAYABLE

Notes payable consist of the following at September 30, 2007:

11% Senior Secured Convertible Notes due in April and May 2008	$1,846,000
11% Promissory Notes due December 2007	790,000
Secured Convertible Notes with 11% interest due on demand	575,000
Assignment of Stellar accounts receivables	554,980
11% Promissory Notes due August 13, 2007	159,882
Convertible Promissory Note with 10% interest due November 30, 2007	196,695
Convertible Debenture with 8% interest due September 7, 2007	105,000
Promissory Note with 7% interest due on demand	25,000
Promissory Note with 8% interest due December 31, 2007	15,000
Automobile Financing on Stellar vehicles, $8,429 due within a year	14,291
Short-term Promissory Note with 8% interest due on demand	3,000
Unamortized Debt Discount	(72,021)
Total Notes Payable	$4,212,827

The 11% Senior Secured Convertible Notes have conversion rights and detachable warrants. These Notes may be converted for the principal balance and any unpaid accrued interest to Common Stock. The conversion price shall be the greater of $0.25 per share or 50% of the price of the next private offering of equity securities or securities convertible into Common Stock that result in gross proceeds of at least $5.0 million. In accordance with guidance issued by the FASB and the Emerging Issue Task Force (“EITF”) regarding the Accounting for Convertible Securities with a Beneficial Conversion Feature, the Company recognized an embedded beneficial conversion feature present in these Notes. The Company allocated the proceeds based on the fair value with $5,516 to the warrants and $1,590,484 to the convertible debt. The warrants are exercisable to 2012 the fair value will be amortized to interest expense over the term of the Notes. In July 2007, an additional note of $250,000 was issued under the same terms. The proceeds were allocated with $387 to the warrants and $249,613 to the Note. There was no beneficial conversion feature related to these Notes since the conversion right is in excess of the fair market value of the common stock at the date of commitment. All of these Notes were converted to common stock of $3,859,842 in conjunction with the Company’s offering of the convertible preferred stock and warrants. See Note 8 - Subsequent Events.

The 11% Promissory Notes issued in August 2007 have detachable warrants. The Company has allocated the proceeds based on the fair value with $102,092 allocated to the warrants and $687,908 to the Notes. The warrants are exercisable through 2010 at an exercise price of $0.75 per share. These Notes can be converted into the Company’s offering of convertible preferred stock at 90% of the current offering price. As of November 6, 2007, $513,000 of the Notes was converted into the offering and the remainder amount of $277,000 was paid from proceeds of the Company’s offering of convertible preferred stock and warrants. See Note 8 - Subsequent Events.

The Company issued 11% Promissory Notes to former holders of shares of the Company’s Series B and Series C Preferred Stock. These Notes are due August 13, 2008 and are not convertible and do not have any warrants. The Company may elect to prepay without penalty.

In July 2007, Stellar refinanced its bank credit line with a financial institution to assign and sell its eligible receivables for short -term financing up to a maximum of $1,000,000. Under this agreement, Stellar is required to have a reserve account equal to 20% of the amount financed, and pay a minimum monthly fee and service fee based on the prime rate plus 2.75%. At September 30, 2007, the service fee rate was 10.5%.

In the quarter ended March 31, 2007, the Company issued convertible notes with detachable warrants for total gross proceeds of $875,000. This amount was allocated based on the relative fair value with warrants $79,303 and the convertible debt $795,697. Some of the convertible debt had a beneficial conversion feature in the money at commitment date requiring the Company, under EITF 98-5, to determine the discount related to this debt. The Company’s evaluation has determined that the discount was $454,851. This amount has been amortized to expense as additional interest over the term of these notes. These were short term notes and the full amount has been recognized during the first six months of 2007. The warrants are exercisable to 2012 and have been amortized to interest expense. The outstanding amount of $575,000 at September 30, 2007 was paid with proceeds from the Company’s offering of the convertible preferred stock and warrants. See Note 8 - Subsequent Events.

In the fourth quarter of 2005, a Convertible Note was issued for $105,000. This Note has a beneficial conversion feature. In evaluating the provision related to the conversion rights for this note that the full value note should be recognized as a discount. Amortization of the discount is $39,375 for the nine month period ended September 30, 2007. The amortization of this discount for 2006 is $65,625. This Note was paid on November 6, 2007 from the proceeds of the Company’s offering of the convertible preferred stock and warrants. See Note 8 - Subsequent Events.

Accrued interest on all of the above notes payable totals $226,770 at September 30, 2007, and is included in accrued liabilities. The Company is in technical default on the Secured Convertible Notes because the principal payments were not made by the due date. The holders of these notes have been paid from proceeds of Company’s offering of the convertible preferred stock and warrants. See Note 8 - Subsequent Events.

NOTE 3 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended September 30, 2007 is as follows:

Period Ended September 30, 2007
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

NOTE 4 - ACQUISITIONS

On July 21, 2006, Safe Travel Care, Inc. acquired Titan Energy Development, Inc. (“TEDI”) pursuant to a Stock Exchange Agreement (the “TEDI Agreement”), which provided that the TEDI shareholders would receive 1,000,000 shares of the Company’s newly issued Series B Preferred Stock. The Series B Preferred Stock would be divided proportionally among the TEDI shareholders in accordance with their respective ownership interest in TEDI immediately prior to the exchange transaction. As a condition of the TEDI Agreement, the shareholders of TEDI also received 1,000,000 shares of common stock. Pursuant to the TEDI Agreement, the Company acquired a 100% interest in TEDI, and as a result, TEDI became a wholly owned subsidiary of the Company.

Each share of Series B Preferred Stock will be convertible into the Company’s common stock on or after August 4, 2008. Each share will convert to $1.00 value of the Company’s common stock at the time of conversion, subject to certain escalation considerations as follows: (i) if TEDI gross revenues for 2007 and 2008 average $1.0 million or more, each share of Series B Preferred Stock will convert to $1.50 in value of the Company’s common stock at the time of conversion, (ii) if TEDI gross revenues for 2007 and 2008 average $2.0 million or more, each share of Series B Preferred Stock will convert to $2.00 in value of the Company’s stock at the date of conversion, (iii) if TEDI gross revenues for 2007 and 2008 average $3.0 million or more, each share of Series B Preferred Stock will convert to $3.00 in value of the Company’s common stock at the time of conversion, (iv) if TEDI gross revenues for 2007 and 2008 average $4.0 million or more, each share of Series B Preferred Stock will convert to $4.00 in value of Company stock at the time of conversion, and (v) similar progression will apply to additional increases in gross revenues for the aggregate of 2007 and 2008. On August 13, 2007, the Company converted the shares of Series B Preferred Stock early to resolve this contingency. The conversion has been accounted for as an extinguishment of the convertible preferred shares resulting in a reduction of retained earnings for the excess over the amount originally recorded.

The purchase price allocated to tangible and intangible assets and liabilities at the date of acquisition was determined to be $1,170,000, which was based on the exchange rate to allocate the preferred stock to the TEDI shareholders. The purchase price for TEDI was based on 1,000,000 shares of Series B Preferred Stock, with a minimum value of $1.00 per share and 1,000,000 shares of common stock, with a value of $.17 per share. The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

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

Under the Stellar Agreement, in exchange for surrendering their shares in Stellar, the Stellar shareholders received stock consideration of 750,000 newly issued shares of the Company’s Series C Preferred Stock, which shares were divided proportionally among the Stellar shareholders in accordance with their respective ownership interests in Stellar immediately before the completion of the transaction. The shareholders of Stellar also received 1,000,000 shares of common stock of the Company, which were issued in the first quarter of 2007. As a condition of the Stellar Agreement, the Stellar shareholders received at the closing, a promissory note for (i) a cash payment of $588,000 due on January 15, 2007, and (ii) a cash payment of $235,000 due on June 30, 2007. These notes have been paid in full.

Each share of Series C Preferred Stock may be converted into $1.00 worth of the Company’s common stock on or after December 28, 2008. Escalated conditions on this conversion apply if the Stellar subsidiary achieves specified revenue goals over the next two years. On August 13, 2007, the Company converted the shares of Series C Preferred Stock early to resolve this contingency.

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

	Years ended December 31,
	2006	2005
Revenues	$7,036,267	$4,720,907
Cost of sales	5,941,172	3,920,362
Gross profit	$1,095,095	$800,545
General and administrative expense	1,898,159	1,586,994
Loss from operations	$(803,064)	$(786,449)
Interest expense	74,245	37,770
Net loss	$(877,309)	$(824,219)

NOTE 5 - COMMITMENTS

The Company leases its executive office under a one-year lease agreement for $1,645 per month through May 31, 2008. Minimum annual rent for this space is $19,740. The Company also leases additional office space for its subsidiary under a one-year lease which expired September 30, 2007 and is currently being leased on a month to month basis. Minimum annual rent for this space is $12,222. The Company is also obligated under rental agreements for its subsidiary, Stellar, for which minimum annual rent is $15,892 for 2007 and $3,944 for 2008. Total minimum annual lease payments are as follows:

Total Minimum Annual Lease Payments
Year ending December 31, 2007	$47,549
Year ending December 31, 2008	12,169
$59,718

NOTE 6 - COMMON STOCK TRANSACTIONS

On August 1, 2007, the Company's Articles of Incorporation were amended to effect an up to Fifty (50) to One (1) reverse stock split of the issued and outstanding shares of common stock. As a result, a Fifteen (15) to One (1) reverse split took effect on August 10, 2007. The result of this split was to reduce the outstanding shares of common stock from approximately 11,602,777 as of August 9, 2007 to approximately 773,518 shares as of August 10, 2007.

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

During the third quarter the Company has agreed with the holders of Series A, B and C Preferred Stock to exchange their preferred shares for shares of Common Stock. These shares were not convertible under their original conversion terms at the time of the exchange, thus, resulting in an extinguishment of the preferred shares and issuance of new common shares.  The accounting treatment for this extinguishment resulted in a charge to retained earnings for the excess of the fair market value of the common stock over the amount recorded upon issuance of the preferred stock. The Company’s extinguishment charge was $9,767,867 for the following transactions:

1.
The Company converted the Series A Preferred Stock to common stock according to the formulas set forth in the Certificate of Designation. Each share of Series A was converted 200:1 to shares of Common Stock.

2.	The Company has agreed with the holders of Series B Preferred Stock to convert into $2.00 worth of shares of Common Stock.

3.	The Company has agreed with the holders of Series C Preferred Stock to convert into a $1.50 worth of shares of Common Stock.

The price of the Common Stock, based on the closing prices of the Common Stock on the five days before the effective date of August 13, 2007 was $1.07. The effective date for each of these transactions was August 13, 2007 and the increase in Common Stock was 10,664,508. The holders for Series B and C had an option to take a Note due in August 13, 2008 with 11% interest. The Company has issued Notes totaling $159,882.

During the three months ended September 30, 2007, the Company issued 26,667 shares of its Common Stock for services totaling $23,200, and 38,077 shares of its Common Stock to settle accounts payable of $41,120.

During the nine months ended September 30, 2007, the Company issued (i) 90,001 shares of its Common Stock (post-split) for services totaling $111,700, (ii) 184,856 shares of its Common Stock (post-split) in accordance with the provisions of its convertible debt, and (iii) 38,077 shares of its Common Stock to settle accounts payable of $41,120.

NOTE 7 - RESTATEMENT

Titan Energy Worldwide, Inc. (“TEWI” or “the Company”) restated its consolidated balance sheet as of September 30, 2006, and the related consolidated statement of operations, and cash flows for the three and nine-months ended September 30, 2006.  These restatements related to (i) the Company’s recognition of Beneficial Conversion Feature in convertible debt with detachable warrants, (ii) the correction of errors relating to the purchase price allocation, and (iii) the recognition of revenue for the sale consulting service.

NOTE 8 - SUBSEQUENT EVENTS

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock , one Class A Warrant and one Class B Warrant. Each Unit is being offered at $10,000. The holder of the Convertible Preferred Stock may, at any time, convert their shares, in whole or in part, into shares of Common Stock. Assuming an initial conversion price of $1.00, each share of Preferred Stock is convertible into 10,000 shares of Common Stock. Each Class A Warrant and B Warrant will entitle the holder to purchase 3,333 shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

The Units are being offered by the Company on a “reasonable efforts” basis only to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended), on a minimum of 100 Units ($1,000,000), and a maximum of 1,000 Units ($10,000,000) at a price of $10,000 per Unit. The Company can hold closings once the minimum amount has been subscribed. On October 29, 2007 and November 6, 2007, the Company had closings for the aggregate proceeds of approximately $2.6 million. Net proceeds to the Company were approximately $2.2 million. The proceeds from the first closing have been used to retire debt, repurchase of stock warrants and funds for inventory and operating costs. Also in connection with this closing, all the holders of the 11% Secured Convertible Notes converted the principal amount and accrued interest of their Notes into shares of Common Stock at $0.50 per share. The total number of shares of common stock to be issued is approximately 3,859,842.

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

There can be no assurance that we will continue to generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, will be on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Sales
Sales for the three months ended September 30, 2007 were $1,639,677 compared to $0 for the three months ended September 30, 2006. The primary reason for the increase was the acquisition of Stellar in December 2006. TEDI had no sales of Sentry 5000 units in the third quarter. Our marketing plan has developed several qualified leads that could result in orders by the end of the fourth quarter 2007 for delivery in the fourth quarter of 2007 and early in 2008.

Cost of Sales
Cost of sales was $1,433,647 for the three months ended September 30, 2007, compared to $0 for the three months ended September 30, 2006. Cost of sales as a percentage of sales was 87.4% for the three months ended September 30, 2007 as compared to 83.9 % and 92.7 % for the three months ended June 30 and March 31, 2007, respectively. The higher cost of sales percentage for the third quarter of 2007 compared to the second quarter of 2007 is due to the fact that there were no sales of the Sentry 5000 in the third quarter, which has a higher margin due to the uniqueness of the product.

General and Administrative Expenses
General and administrative (“G&A”) expenses were $603,291 for the three months ended September 30, 2007, compared to $176,141 for the three months ended September 30, 2006, an increase of $427,780. This increase includes approximately $130,000 in wages for full-time consultants who are actively involved in managing the operations and raising capital. The increase includes $216,000 which is attributable to the acquisition of Stellar on December 28, 2006. The remainder of the increase is attributable to the inclusion of one month operating costs for TEDI which was acquired on July 21, 2006.

We expect G&A expenses will continue at this level and increase moderately, as sales volumes require more support. We intend to focus on operating efficiencies, cost reductions and increasing revenue to achieve a lower ratio of G&A expenses compared to sales.

Interest Expense and Other Expenses
This caption primarily includes interest expense and other miscellaneous costs related to obtaining financing. For the three months ended September 30, 2007, other expenses were $112,261 compared to $13,025 for the three months ended September 30, 2006. The higher costs were attributable to obtaining financing for the acquisitions and operations of TEDI and Stellar. Interest expense will decrease in future quarters as a significant portion of the debt has been retired or converted in connection with our convertible preferred stock and warrant offering.

Amortization of Debt Discounts and Financing Costs

For the three months ended September 30, 2007, the amortization cost of debt discounts and warrants was $48,659 compared to $13,125 for the three months ended September 30, 2006. The increase in the amortization of debt discounts was primarily related to the Convertible Notes issued in the third quarter of 2007 of $790,000. The amortization deferred financing costs were $115,259 which related to the Senior Secured Notes issued in the second and third quarters.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Sales
Sales for the nine months ended September 30, 2007 were $7,023,573 compared to $0 for the nine months ended September 30, 2006. The primary reason for the increase was the acquisition of Stellar in December 2006. TEDI sold its first two Sentry 5000 units in the second quarter of 2007, which resulted in additional revenue of approximately $300,000. Stellar sales in the first nine month of 2007 exceeded sales in the same period of last year by over $2,000,000. The current outlook for the fourth quarter of 2007 is for sales by Stellar to be slightly higher in the fourth quarter.

Cost of Sales
Cost of sales was $6,183,280 for the nine months ended September 30, 2007, compared to $0 for the nine months ended September 30, 2006. Cost of revenue as a percentage of sales was 88.0% for the first nine months of 2007.

General and Administrative Expenses
General and administrative expenses were $1,891,378 for the nine months ended September 30, 2007, compared to $309,617 for the nine months ended September 30, 2006, an increase of $1,581,761. This increased amount includes approximately $740,000 in wages for fulltime consultants who are actively involved in managing the operations and raising capital. In addition, we had consulting services of approximately $300,000 in the first quarter of 2007 related to strategies for raising capital and investor relations. The remainder of the increase is attributable to the inclusion of the TEDI and Stellar subsidiaries which were not acquired until the second half of 2006.

We expect G&A expenses will continue at the third quarter level and increase moderately, as sales volumes will require additional support. We intend to focus on operating efficiencies, cost reductions, and increasing revenue to achieve a lower ratio of G&A expenses compared to sales.

Interest and Other Expense
Interest and other expense primarily includes interest expense and other miscellaneous costs. For the nine months ended September 30, 2007, interest and other expense was $215,998 compared to $27,205 for the nine months ended September 30, 2006. The higher costs were attributable to obtaining financing for the acquisitions and operations of TEDI and Stellar. Interest expense for the first nine months of 2007 was approximately $200,000. Interest expense will decrease in future quarters as approximately $3.5 million of debt has been converted to Common Stock or retired from the proceeds of our current preferred stock offering.

Amortization of Debt Discounts and Financing Costs

For the nine months ended September 30, 2007 the amortization cost of debt discounts and warrants was $609,521 compared to $52,500 for the nine months ended September 30, 2006. The increase in the amortization of debt discounts and warrants was primarily related to the Convertible Notes with detachable warrants issued in 2007 of $1,665,000. The amortization deferred financing costs was $195,462 which related to the Secured Senior Notes issued in the second and third quarters. The total financing cost incurred was $547,686 and is being amortized over the term of the notes.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2007, cash used by operations was $1,576,647. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

During the nine months ended September 30, 2007, we incurred a net loss of $2,072,066, of which $1,057,099 were non-cash charges. We used cash for investing activities of $70,194, and net cash provided by financing activities was $1,790,644. This included $2,686,000 in gross proceeds from bridge loans; and, net of commission and placement fees, we received approximately $2,100,000 in net proceeds. These proceeds were used to retire debt that was maturing and to fund operations.

On October 3, 2007, we issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock and, one Class A Warrant and one Class B Warrant. Each Unit is being offered at $10,000. Holders of Preferred Stock may, at any time, convert their shares, in whole or in part, into shares of Common Stock. Assuming an initial conversion price of $1.00, each share of Preferred Stock is convertible into 10,000 shares of Common Stock. Each Class A Warrant and B Warrant will entitle the holder to purchase 3,333 shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

The Units are being offered by us on a “reasonable efforts” basis only to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended), on a minimum of 100 Units ($1,000,000), and a maximum of 1,000 Units ($10,000,000) at a price of $10,000 per Unit. We can huld closings once the minimum amount has been subscribed. On October 29, 2007 and November 6, 2007 we held closings for aggregate gross proceeds of approximately $2.6 million.Net proceeds to us were was approximately $2.2 million. The proceeds from the initial closing have been used to retire debt, repurchase of stock warrants and funds for inventory and operating costs. Also in connection with this closing, all the holders of the 11% Secured Convertible Notes converted the principal amount and accrued interest in their Notes into shares of Common Stock at $0.50 for per share. The total number of shares of Common Stock to be issued is approximately 3,859,842. Below is proforma capitalization for the transactions through November 8, 2007:

	September 30	November 10
Debt payable	$4,212,827	$723,723
Common Stock	$1,154	$1,540
Series D Preferred Stock		$305
Subscription Payable	$21,100	$21,100
Additional Paid in Capital	$16,121,864	$18,369,647
Accumulated Deficit	$(16,337,649)	$(16,337,649)
Total shareholder equity	$(193,531)	$2,054,943

If the maximum amount is sold, based on current estimates and the current business plan, we believe that the net proceeds of the offering will be sufficient to fund our operations for approximately 24 months if all of our planned acquisitions are consummated, and approximately 48 months if none of our planned acquisitions are consummated.

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

Changes in Internal Controls. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

We are in default on the following notes:
1.	Secured convertible promissory note for $200,000 was due on May 12, 2007 and total amount owed at September 30, 2007 was $215,731. Interest continues to accrue at 11%.
2.	Secured convertible promissory note of $50,000 was due on May 12, 2007 and the total amount due at September 30, 2007 was $53,963. Interest continues to accrue at 11%.
3.	Secured convertible promissory note for $75,000 was due on May 12, 2007 and the total amount due at September 30, 2007 was $80,515. Interest continues to accrue at 11%,
4.	Secured convertible promissory note for $250,000 was due July 9, 2007 and total amount due at September 30, 2007 was $265,619 Interest continues to accrue at 11%.
5.	A convertible debenture for $105,000 due September 7, 2007. The amount due at September 30, 2007 was $122,326. Interest continues to accrue at 8%.

All of the above notes have been paid from proceeds of our offering of convertible preferred stock and warrants and there are no securities in default as of November 10, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On October 5, 2007, we filed a Current Report on Form 8-K announcing that we have appointed John Michael Tastad as our Chief Executive Officer, effective October 1, 2007, replacing Jeffrey Flannery, our former Chief Executive Officer, who will remain Chairman of our Board.

From 2005 until the present, Mr. Tastad founded and served as CEO of San Vision Energy Technology, an energy technology product and service company based in California which has developed state-of-the-art demand response technology, digital sub metering and consumer energy monitoring products. From 2001 to 2005, Mr. Tastad served as VP of Sales at DTE Energy Technologies (“DTE”) where he was actively involved in the development and commercialization of several distributed generation technologies including fuel cells, mini-turbines and pre-packaged natural gas co-generation equipment. He went on to develop DTE's international strategy for Asia which included identifying potential partners and negotiating distribution agreements in Japan, Korea and China. From 1998 to 2001, Mr. Tastad was Chairman of Alliance Energy, a company that developed, installed and serviced power generation systems for private companies. In 2001, Mr. Tastad negotiated the sale of Alliance Energy to DTE. Prior to 1998, Mt. Tastad was founder, CEO and President of Energy Solutions International (“ESI”), an Energy Services Company based in Minneapolis, Minnesota. ESI's business included the manufacturing of high efficiency lighting products, the engineering and manufacturing of process control equipment, licensed electrical and mechanical construction and full building automation. Mr. Tastad completed three acquisitions of related businesses for ESI and eventually negotiated the sale of ESI to Northern States Power (Excel Energy) in 1997. Mr. Tastad received his Bachelors of Science from Bethel College in St. Paul, Minnesota in 1989 and studied International Business at the University of Hong Kong in 1987.

There were no changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last disclosed such procedures.

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

TITAN ENERGY WORLDWIDE, INC.

November 14, 2007	By:	/s/ John Michael Tastad
John Michael Tastad
Chief Executive Officer

November 14, 2007	By:	/s/ James J. Fahrner
James J. Fahrner
Chief Financial Officer

EXHIBIT INDEX

No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.