Form 10KSB
period 2007-12-31
Titan Energy Worldwide, Inc.
filed 2008-03-31
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-26139

Titan Energy Worldwide, Inc.

Nevada	26-0063012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55800 Grand River Avenue, Suite 100, New Hudson, MI 48165
(Address of principal executive offices) (Zip Code)

Company’s telephone number, including area code: (248) 446-8557

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
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $8,841,049

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 6, 2008:
$6,144,398

Indicate the number of shares outstanding of each of the Company’s classes of common stock as of March 6, 2008: 15,422,167 shares.

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

OVERVIEW

Titan Energy Worldwide, Inc., a Nevada corporation, hereinafter referred to as “we,” “us,” “Titan Energy,” or the “Company,” was incorporated under the name Global-Link Enterprises, Inc., in the state of Nevada on November 20, 1998. On February 4, 2000, the Company filed a Certificate of Name Change with the State of Nevada to “MLM World News Today, Inc.” which was granted on April 7, 2000. On August 6, 2002, the Company reverse split its shares on a one for one hundred basis, and on August 14, 2002, the Company amended its Articles of Incorporation to change its name to “Presidential Air Corporation.” On May 2, 2003, the Company’s name was changed to “Safe Travel Care, Inc.” In December 2006, we changed our name to “Titan Energy Worldwide, Inc.” and effected a reverse stock split of its shares on a one to 50 basis. In August 2007, we effected a reverse split of our shares on a one to 15 basis.

On August 31, 2005, we amended our Articles of Incorporation to authorize 25,000,000 shares of preferred stock, par value $0.0001 per share. We also designated 10,000,000 shares of Series A Preferred Stock. On August 1, 2007, the Company filed an amended Certificate of Designation for its Series A Preferred Stock to affect a Fifty (50) to One (1) reverse stock split of the issued and outstanding shares of the Series A Preferred Stock. The results of this amendment were to reduce the outstanding shares of Series A Preferred Stock at August 1, 2007 from 2,000,000 shares to approximately 40,000 shares. On August 13, 2007, the Company converted the Series A Preferred Stock to common stock according to the formulas set forth in the Certificate of Designation. Each share of Series A was converted 200:1 to Common Shares. This resulted in issuing 8,000,000 common shares to the Company’s Chairman, Mr. Jeffrey Flannery, who was the only stockholder for the Series A Preferred Stock.

On July 21, 2006, we entered into an agreement and plan of merger with Titan Energy Development Inc (TEDI), the manufacturer of a mobile utility system for disaster and emergency situations. In exchange for transferring the stock of TEDI to the Company, the TEDI shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Company’s Series B Preferred Stock. These shares were divided proportionately among the TEDI shareholders in accordance with the respective ownership interest in TEDI immediately before the completion of the merger. The TEDI Shareholders also received 1,000,000 shares of common stock. On August 13, 2007, the Series B shareholders agreed to convert their shares early resulting in the Company issuing 1,686,699 shares of common stock to those shareholders.

On December 28, 2006, the Company completed the acquisition of Stellar Energy Services, Inc. (“Stellar”), a distributor and service provider of standby and emergency generation systems, whereby Stellar exchanged all of its shares for cash and newly issued Series C Preferred Stock totaling 750,000 shares. The shareholders of Stellar also received 1,000,000 shares of Common Stock. On August 13, 2007, the Series C shareholders agreed to convert their shares early resulting in the Company issuing 907,809 shares of common stock to those shareholders.

On October 1 2007, we designated 10,000,000 shares of Series D Preferred Stock. This stock was sold to accredited investors between October 3, 2007 and January 31, 2008 as part of the Units the investors purchased in a private placement offering. These Units consisted of one share of Series D Preferred Stock, one Class A warrant and one Class B warrant. The offering price per Unit was $10,000. The Series D Preferred Stock is convertible into 10,000 conversion shares assuming a conversion price of $1.00, each Class A warrant entitles the holder to purchase 3,333 common shares at an exercise price of $1.20 and each Class B warrant entitles the holder to purchase 3,333 common shares at an exercise price of $1.40.

BUSINESS

Overview
We are a manufacturer, distributor and service provider for power generation equipment, emergency power equipment and specialized mobile utility systems in the U.S. and internationally. We provide equipment and service to fire stations, police stations, the US military, hospitals, schools, manufacturers, municipalities, businesses and homes from manufacturers such as Generac Power Systems, Inc.

In 2006, we acquired two companies in the distributed energy and generator manufacturing industries: Titan Energy Development Inc., (“TEDI”) merged with the Company on July 21, 2006 which made us a manufacturer and supplier of a unique disaster recovery mobile utility system called the Sentry 5000TM, We have executed a distribution agreement with Katolight Corporation, a prominent supplier of power generation equipment, to represent the Sentry 5000TM through its national distribution network. Stellar Energy Services, Inc. (“Stellar”) was acquired by the Company on December 28, 2006 giving us an established distributorship for emergency and standby power in four Midwestern states. Since 2006, we have installed hundreds of stand-by energy systems for customers in our territories and our sales have grown to approximately $8.5 million in 2007.

We believe that traditional power distribution needs to have its role expanded if it is going to meet the changing demands of today’s energy marketplace. The rising price of energy, the concern over the reliability of our utilities, and the need for cleaner, quieter power, are just a few of the factors redefining the power distribution market. We believe Titan Energy can capitalize on this opportunity by providing a more complete offering to our customers. We offer traditional power equipment and service, we provide nationwide service to our customers, and we design and manufacture emerging technologies for emergency and disaster relief applications.

Strategy
Our primary goal is to help our customers understand and solve their energy needs - whether that is providing back up power for mission critical operations, offering alternative energy solutions to help cut utility costs, or supplying emergency utility systems for use in times of disaster. Our expertise is in the design, distribution, and service of energy systems for companies, municipalities, government and military agencies and residential customers.

The energy market is growing and undergoing dramatic change in almost all areas as new technologies, new market drivers and conditions emerge. Our commitment is to be at the forefront of the energy market, to be able to respond effectively to the needs and demands of our customers and to maintain a profitable and growing enterprise.

Our growth strategy is based on the following:
▪	Aggressive marketing of the Sentry 5000TM through our distribution agreement with a national supplier and to military and government agencies.
▪	Internal growth of our distribution and service operations in the Midwestern United States
▪	Expansion of our distribution territories through acquisition or partnerships with our manufacturers.
▪	Promoting and enhancing the Titan Energy brand name and reputation.

To advance the company in these directions, we will seek to achieve a number of initiatives although our ability to do so cannot be guaranteed. We will seek to expand the capabilities and functionalities of the products that we manufacture, including the Sentry 5000TM, in order to make them less dependent on traditional fuel sources. We will also seek to develop new products that we believe have a market. For example, we have received interest in a specialized mobile unit that will feature water filtration that operates primarily from solar generated power or a solar/diesel combination. We are also exploring the use of wind technologies, a variety of alternative fuels as well as more advanced technologies such as fuel cells.

The Industry
Electric power is the life blood of our economy and our way of life. While many of us may take the availability of power for granted, many factors - economic, technological and environmental — are threatening the supply and reliability of electrical power in the United States and other countries. Many companies, institutions and agencies have operations that require a steady, constant supply of power. Hospitals, financial institutions, data centers, telecom companies and manufacturing operations have standby power systems as part of their day to day operations. More and more industries are being mandated by law to install emergency back power systems.

Titan Energy was founded to address some of the major challenges facing companies that need dependable power:

▪
Generation, Transmission and Distribution Infrastructure Costs. Our national energy grid is aging and in need of repair. In some areas of the country we are experiencing periodic outages (“brownouts” and “blackouts”) due to problems with our energy infrastructure. As electricity needs increase, these systems will need to be improved and expanded. Without further investments in this infrastructure, the likelihood of power shortages may increase.

▪
Natural and manmade disasters. The impact of hurricanes, tornadoes and storms have had a devastating effect on communities, including the loss of power and the inability to provide vital utility services in vast areas. Also, the threat of terrorist acts requires cities, municipalities, government agencies and others to be prepared in the case such an act would take place and interrupt services.

▪
Limited Energy Supplies. The primary fuels that have supplied this industry, fossil fuels in the form of oil, coal and natural gas, are limited, while worldwide demand is increasing dramatically. Therefore, the rising demand will probably result in higher prices, making it more likely that long-term average costs for electricity and fuel will continue to increase.

▪
Need for Improved Service Offerings. Thousands of generators and power generation systems have been deployed nationwide and many are not properly serviced. These assets are an opportunity for revenues from service contracts, installation and maintenance services. These service contracts may also include remote monitoring services which allow owners to be informed of the condition and operations of their equipment at any time and from any place. Service and remote monitoring are often structured as recurring revenues.

Titan Energy Development, Inc. (TEDI) Subsidiary

With the acquisition of TEDI, the Company became a manufacturer of mobile, multifunctional utility systems designed for disaster recovery and response situations. For more than two years TEDI had been working with major energy research centers and the U.S. military to create the next generation of mobile utility equipment. The result, which is now ready for commercial distribution, is its flagship product called the Sentry 5000TM.

The Sentry 5000TM was designed and developed by TEDI to be a mobile, completely self sufficient first response unit that will provide several vital utility services in manmade and natural disasters. The Sentry 5000TM generates electricity, provides heating and cooling, water filtration, satellite, compressed air, voice and data communications, and emergency area lighting. The unit is small enough to be transported by a pick-up truck or SUV and operates on diesel fuel. We have entered into an agreement with Katolight Corporation, a national distributor of power generation equipment, to distribute the Sentry 5000TM through its network of dealers. We reserve the right to sell the units directly to relief and charity organizations, and government and military agencies.

In the standby and power generation industry there are many large companies with more resources that could compete with the Company. However, management believes that the Sentry 5000TM has no direct competition, as there is no product with similarly engineered, feature-to-feature functionality at the same target price point currently available on the market.

TEDI is committed to the continual improvement in its product offerings and maintaining products that offer the highest level of service and support. To this end, TEDI is actively engaged with Wayne State University, the US Army, TARDEC and NextEnergy in a number of cooperative research and development activities to address these issues. Specific initiatives underway over the next two years include:

•
Characterization of Fuel Properties of Synthetic/Petrol/Renewable Fuel. TEDI and its partners will perform a systematic and comprehensive evaluation of fuel properties of Fischer-Tropsch synthetic fuel, and blends of synthetic and JP-8, synthetic and biodiesel, and JP-8 and biodiesel; and down-select fuel blends for engine and generator testings.

•
Optimization of Engine Control Strategy for Multiple Fuels. TEDI and its partners will perform engine power testing and exhaust emission testing for selected Fischer-Tropsch synthetic fuel, and blends of synthetic with JP-8 or biodiesel, to optimize the engine control strategy. The goal is to develop a set of engine control parameters for different fuel and fuel blends.

•
Long-term Performance of Power Generator with Synthetic Fuel Blends. TEDI and its partners will conduct a long-term performance testing of a Titan Sentry 5000TM power generator with different synthetic fuel blends. The goal is to determine fuel compatibility, power performance, and component weakness.

The principal suppliers for TEDI are:

•	Katolight - Provides Company with the trailer, aluminum enclosure, and engine generator.

•	SLMCO Pure Water System - Manufacturer and provider of the TEDI reverse osmosis water purification system.

•	Rush Air - Provides the heating and cooling system.

•	NextEnergy - Provides TEDI with office space, board and meeting facilities, testing and laboratory space as well as connection to industry, research, military and business leaders.

•	Tel - X Corporation, - Provides control panel, controls, and final assembly.

Stellar Energy Services, Inc. Subsidiary
Stellar is an authorized dealer for Generac Power Systems, Inc. generators and other products in four Midwestern states. Stellar provides products to protect a company’s critical equipment from over/under voltage or outages, transient surges and harmonic distortion, which represent 85% of critical user downtime due to damaged equipment. Stellar provides a full line of Generac power generation equipment for all kinds of applications, in both diesel and gaseous fuel options. In addition to sales of generator systems, Stellar provides preventative 24/7 emergency maintenance services, packaged engine generator systems, remote monitoring services, consultation and engineering services.

Our manufacturer, Generac Power Systems, Inc., offers a number of product features and capabilities that management believes gives our company an advantage in this competitive market place. The Generac brand features fully integrated power generation systems that include industrial, commercial, and residential generator sets, as well as automatic transfer switches, controls, fuel tanks, enclosures and remote monitoring software. By linking top quality, long life generator sets with its own paralleling switch technology, Generac has created a cost-effective single source offering.

For higher kilowatt requirements, Generac’s Modular Power System (“MPS”) utilizes multiple diesel or gaseous fueled generators in various side-by-side arrangements that match the power output of large single engine units. This cost-effective solution combines proven high volume engine designs with Generac’s own switching and paralleling technology to provide a fully integrated system. The MPS system is based upon diesel fueled units of 400, 500 or 600 kilowatts (kW) working in concert to offer outputs ranging from 800 to 6000 kW, and spark ignited gaseous fueled units of 100 to 300 kW with combined outputs of 200 to 3000 kW. In addition to the above models, the entire MPS product offering uses Generac’s PowerManager® Digital Control Platform, which brings a high degree of reliability and flexibility to the control of these systems.

Many of our customers are seeking greener solutions for stand by and emergency power generation. The new Generac Bi-Fuel™ configuration provides a number of alternative options. This innovative technology uses a combination of diesel and natural gas to take advantage of the best qualities of each fuel (more power from diesel, lower emissions from natural gas). Bi-Fuel configurations are available for both stand-alone and MPS applications. Single-engine units are available at 300 and 375 kW output, while Gemini Twin Pack modules are rated at 600 and 750 kW. MPS versions can be combined as needed to achieve numerous power outputs up to 3750 kW. The compression ignited, gas-powered technology used in these Bi-Fuel generators offers numerous advantages:

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

Future Growth
Our goals are to grow the sales and service of our products and to seek strategic acquisitions that will expand our sales, service and manufacturing capabilities. Although no assurances can be given, management anticipates Company growth from the following areas:

1)
Sale of Sentry 5000TM though a National Distribution Company. The Company has an agreement with Katolight, a national generator distribution company, to distribute the Sentry 5000TM through its dealers in North America and other countries. We have received a purchase order for five Sentry 5000TM units with a commitment for an additional fifteen units in 2008. Management believes that as the Sentry 5000TM product becomes more visible in the market place, additional orders will be forthcoming. The Company is gaining exposure through industry trade shows nationwide in an effort to support this distribution network.

2)
Acquisitions of other synergistic and complementary companies. Management has identified and initiated discussions with numerous companies that we believe are strongly compatible with Titan Energy’s strategic vision. These include companies in the traditional, alternative and renewable energy industries.

3)	Expansion of sales internationally. Management is also considering international territories for generator and Sentry 5000 sales including South America, India, the Caribbean, and Southeast Asia.

4)
Increase sales revenues in Stellar from existing territories. We have identified a number of opportunities to improve product sales and revenues in our existing Midwest territory; new initiatives are being implemented. A dedicated effort to grow the Company’s service revenues and margins has been implemented with good results to date.

5)
Increase number of territories through its manufacturing partners. The Company hopes to work with its manufacturing partners to acquire underperforming or underserved territories that would increase the Company’s sales base and revenues.

6)
Sentry 5000TM Improvements. Titan Energy has received orders for three military applications of specially modified Sentry 5000TM units and is planning to deliver a revolutionary electric hybrid “Sentry 5000 EH” system for the US Defense Logistics Agency by July 2008. Equipped with a photo-voltaic system, DC batteries, and a state-of-the-art AC/DC gateway, the Sentry 5000EH will be capable of extended runtimes without refueling. Titan Energy has also received a contract to test the Sentry 5000TM with four separate fuels: Ultra low diesel, Jet fuel, B-50 Bio-diesel, and the US Army’s new synthetic diesel. This program is sponsored by the State of Michigan with a $2.3 million grant. Titan Energy plans to develop service schedules and warranty programs for each fuel. Management believes that being able to offer a hybrid Sentry 5000TM with the ability to warrant its operation on multiple fuels will give the company an advantage over potential competitors.

7)
Government and Military Sales. Titan Energy is in the process of applying for a GSA number as the Company believes the interest and potential sales to government agencies will be significant. A GSA number will greatly facilitate future sales of the Sentry 5000 TM to many government and related agencies.

Through strategic acquisitions and expanding sales and margin in our existing businesses, we are seeking to achieve a national footprint for sales and service, as well as the opportunity to create branding, greater economies of scale, and improved marketing, advertising, sales and service programs. We believe our Management is highly qualified to continue to improve our existing businesses and we are uniquely positioned to carry out an aggressive and successful acquisition strategy.

Need for Capital to Support Future Growth
 Management believes that Titan Energy has sufficient capital to meet its operational need for the remainder of this year. Titan Energy will need additional capital to continue operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that Titan Energy will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on Titan Energy’s financial position and results of operations and ability to continue as a going concern. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to Titan Energy. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company’s existing common stock.

Inflation
 In management’s opinion, inflation has not had a material effect on our financial condition or results of operations.

Employees
 We currently have 32 full-time employees.

Item 2.  Description of Property

 We lease office space at the following locations:
•
55800 Grand River Avenue, Suite 100, New Hudson, MI 48165 (our executive offices). This is a 3-year lease agreement, at a cost of $3,170.00 per month. The expiration date for this lease is December 1, 2010.

•	8880 Rio San Diego Drive, Floor 8th, San Diego, CA 92108. This is a 1-year lease agreement, at a cost of $1,645 per month. This lease terminates on May 1, 2008.

•	461 Burroughs Street, Detroit, MI 48202. This is a 1-year lease agreement, at a cost of $703 per month. This lease terminates on November 1, 2008.

•	6177 Center St., Suite 103, Omaha, NE 68106. This is a 3-year lease agreement, with at a cost of $886 per month. This lease expires April 30, 2008 and has a renewal option to February 28, 2011.

•	6130 Blue Circle Drive, Suite 600, Minnetonka, MN 55343. This is a 5-year lease with a cost of $4,000 per month. This lease expiration date is November 30, 2012.

•	1451 Northeast 69th Place, Suite 43, Ankeny, IA 50021. This is a 3-year lease at a cost of $666.67 per month. This lease expires on July 31, 2009.

Item 3.  Legal Proceedings

There are no outstanding legal proceedings against Titan Energy Worldwide or any of its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

 None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

 Since May 19, 2003, our common stock has been quoted on the OTC Bulletin Board under the symbol “SFTV.OB.” On December 28, 2006, our symbol changed to “TEWW.OB.” On August 10, 2007, our symbol changed to “TEWI.OB”. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Calendar Year 2007
First Quarter	0.1800	0.0500
Second Quarter	0.1000	0.0400
Third Quarter	1.2500	0.0030
Fourth Quarter	1.9000	1.0100
Calendar Year 2006
First Quarter	0.0070	0.0056
Second Quarter	0.0030	0.0022
Third Quarter	0.0040	0.0032
Fourth Quarter	0.1100	0.0530

We have 15,422,167 shares of our common stock outstanding as of March 6, 2008 held by approximately 374 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our common stock had a 15 to 1 reverse split on August 10, 2007 and a 50 to 1 reverse split on December 28, 2006.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

 See “Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

RECENT SALES OF UNREGISTERED SECURITIES

 On January 31, 2008 (the “Final Closing Date”), Titan Energy Worldwide, Inc. (the “Company”) closed on approximately $6.5 million of its $10 million private placement that commenced in October 2007 (the “Private Offering”). In the Private Offering, the Company offered units (the “Units”) consisting of:

•	one (1) share of Series D Convertible Preferred Stock (the “Preferred Stock”);

•	one (1) Class A Warrant (the “A Warrant”); and

•	one (1) Class B Warrant (the “B Warrant”)

The A Warrant and the B Warrant are immediately detachable from the Preferred Stock.

The Company used part of the net proceeds from the Private Offering to retire approximately $3.8 million in debt and it plans to use the remainder to potentially acquire one or more targeted companies, and to provide inventory and operational funds.  The Company also used part of the net proceeds to purchase warrants of 1,050,000 shares of common stock at $0.12 per share.

The Private Offering was not registered under the Securities Act of 1933, as amended (the “Securities Act”), but was made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were issued only to “accredited investors” within the meaning of Rule 501 of Regulation D.

A more detailed description of this transaction may be found in our Form 8-K filed February 26, 2008.

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

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs
October 2007	0	$0	0	0
November 2007	0	$0	0	0
December 2007	0	$0	0	0
Total	0	$0	0	0

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

PLAN OF OPERATIONS

In 2006, we acquired and merged with two corporations and entered a totally new marketplace. In 2007, our operations represent the operations of our two subsidiaries. Stellar Energy was a business with an established customer base and accounts for most of the sales. Titan Energy Development sold two Sentry 5000TM units in 2007.

We have had some success in raising capital this year which Management believes gives us sufficient operating capital for the remainder of the year; however, we will need additional capital to continue our operations, as well as to consummate any new business opportunities and will endeavor to raise funds through the sale of equity shares, convertible debt securities and revenues from operations.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Sales
Sales for the year ended December 31, 2007 were $8,841,049 compared to $0 for the year ended December 31, 2006. The primary reason for the increase was the acquisition of Stellar in December 2006. Stellar sales for 2006, under prior ownership, were $7,026,049. Year over year increase for Stellar sales was 17%. TEDI sold its first two Sentry 5000TM units in the second quarter of 2007, which resulted in additional revenue of approximately $350,000. TEDI has received its first significant order for five units to be delivered in May of 2008. This order is valued at $625,000. In addition, TEDI has a developmental subcontract to provide an electric hybrid to the military. This contract is valued at approximately $630,000 and is scheduled to be delivered by the end of the third quarter of 2008.

Cost of Sales
Cost of sales was $7,711,330 for the year ended December 31, 2007 compared to $0 for the year ended December 31, 2006. Cost of sales as a percentage of sales was 87.2% for the year ended December 31, 2007. We expect that the gross margin will improve in 2008 due to increased sales of the Sentry 5000TM which has a higher margin, and improvements in pricing policies at Stellar.

General and Administrative Expenses
General and administrative expenses were $3,322,023 for the year ended December 31, 2007, compared to $688,106 for the year ended December 31, 2006, an increase of $2,633,917. In 2006, the general and administrative cost includes five months for TEDI expenses and included nothing for Stellar, which was purchased on December 31, 2006. For comparability purposes, the full year of general and administrative expense for these two subsidiaries would have been $2,260,765, an increase of $1,061,258. Approximately 45% of this increase was attributable to back pay to officers for working without compensation in prior years. The remainder of the increase was for consultants and other advisors in assisting the Company in raising capital and an increase in the number of employees associated with the growth of the Company. We expect G&A expenses will continue to increase moderately as sales volumes will require additional support. We intend to focus on operating efficiencies, cost reductions, and increasing revenue to achieve a lower ratio of G&A expenses compared to sales.

Interest Expense
Interest expense for the year ended December 31, 2007, was $259,237 compared to $40,751 for the year ended December 31, 2006. The higher costs are attributable to obtaining financing for the acquisitions and operations of TEDI and Stellar. Interest expense will decrease in future quarters as the Company used the proceeds from its Private Offering to retire all the short-term bridge financing. This financing had an average interest rate of 11%. We have also replaced Stellar working capital financing with an 8% line of credit, which will go effective March 15, 2008

Amortization of Debt Discounts and Financing Costs
For the year ended December 31, 2007 the amortization cost of debt discounts and warrants was $923,845 compared to $65,625 for the year ended December 31, 2006. The increase in the amortization of debt discounts and warrants was primarily related to the Convertible Notes with detachable warrants issued in of 2007 as part of our short-term bridge financing. The amortization of deferred financing costs was $242,303 which related to the Secured Senior Notes issued in the second and third quarters of 2007. The total financing cost incurred was $547,686, however as part of the Private Offering many of these notes were converted into common stock and any unamortized amount at conversion was recorded as a charge to additional paid in capital.

Liquidity and Capital Resources
During the year ended December 31, 2007, cash used by operations was $2,234,821. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

During the year ended December 31, 2007, we incurred a net loss of $3,375,386 which includes $1,223,620 of non-cash charges. We used cash for investing activities of $96,609 and net cash provided by financing activities was $3,042,515. This included $2,686,000 in gross proceeds from bridge loans, which net of commission and placement fees, resulted in approximately $2,100,000 in net proceeds. These proceeds were used to retire debt that was maturing and to fund operations.

On October 3, 2007, we issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock and one Class A warrant and one Class B warrant. Each Unit was offered at $10,000. Holders of Preferred Stock may, at any time, convert their shares, in whole or in part, into shares of Common Stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of Common Stock. Each A Warrant and B Warrant will entitle the holder to purchase Three thousand three hundred and thirty-three (3,333) shares of Common Stock with exercise prices of $1.20 and $1.40, respectively. The Units are being offered by us on a “reasonable efforts” basis only to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended), The aggregate gross proceeds resulting from the sales of these units were approximately $3.6 million. Net proceeds to us was approximately $3.0 million. In addition, $491,000 of the bridge financing was converted into the offering at a 10% discount. The proceeds from the closings have been used to retire debt, to repurchase stock warrants and the funding of inventory and operating costs. Also with this closing all the holders of the $1,846,000 of 11% Convertible Notes converted their notes and accrued interest into shares of Common Stock at $0.50 per share. The total number of common stock to be issued is approximately 3,859,844. The offering continued to January 31, 2008 raising additional gross proceeds of $2.4 million. Net proceeds to us were $2.2 million. These funds will be use for inventory of the Sentry 5000TM and operating costs in 2008. At March 15, 2008 the Company had $1.8 million in cash and short-term investment.

Off-Balance Sheet Arrangements: We do not have any off-balance sheet arrangements.

Item 7.  Financial Statements

TITAN ENERGY WORLDWIDE, INC.
Consolidated Financial Statements
and
Reports of Independent Registered Public Accounting Firms
December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS
TITAN ENERGY WORLDWIDE, INC.

We have audited the accompanying consolidated balance sheet of Titan Energy Worldwide, Inc. and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Energy Worldwide, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.”

/s/ UHY LLP
Southfield, MI
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TITAN ENERGY WORLDWIDE, INC.

I have audited the accompanying consolidated balance sheet of Titan Energy Worldwide, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Energy Worldwide, Inc. as of December 31, 2006 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company, among other factors, has incurred substantial losses and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company LLC

Lake St. Louis, Missouri
March 17, 2007, except for the effects of the restatement discussed in Note 1 for which the date is September 24, 2007

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006

		Restated
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$742,564	$31,479
Accounts receivable, less allowance for doubtful accounts of $50,000 and $128,120, respectively	1,089,845	1,738,942
Inventory	598,207	553,715
Other current assets	137,005	8,969
Total current assets	2,567,621	2,333,105
Property and equipment, net	133,421	79,575
Customer and distribution lists	1,280,034	1,425,347
Goodwill	1,599,160	1,599,160
Other assets	22,532	4,130

Total assets	$5,602,768	$5,441,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable-current portion	$544,425	$1,070,759
Accounts payable	882,126	945,279
Notes payable - Stellar Acquisition	-	823,000
Accrued compensation	537,584	461,335
Accrued liabilities - other	437,616	383,295
Customer deposits and deferred revenue	72,903	690,879
Total current liabilities	2,474,654	4,374,547
Notes payable, less current portion	3,670	12,228
Total liabilities	2,478,324	4,386,775

Commitments and Contingencies (Note 6)

Stockholders’ equity
Common stock 1,900,000,000 shares authorized, $.0001 par value, issued and outstanding 15,398,205 and 6,979,971	1,540	698
Preferred Stock, Series A, authorized 10,000,000, issued and outstanding 0 and 2,000,000 shares, $.0001 par value		200
Preferred Stock, Series B, authorized 10,000,000 issued and outstanding, 0 and 1,000,000 shares, $.0001 par value		100
Preferred Stock, Series C, authorized 10,000,000 issued and outstanding 0 shares and 750,000 shares, $.0001 par value		75
Preferred Stock Series D, authorized 10,0000,0000 issued and outstanding 411 and 0, $.0001 par value	1
Additional paid in capital	24,169,118	5,313,151
Accumulated deficit	(21,046,215)	(4,259,682)

Total stockholders’ equity	$3,124,444	$1,054,542

Total liabilities and stockholders’ equity	$5,602,768	$5,441,317

See accompanying notes to consolidated financial statements.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

		Restated
	2007	2006

Sales of equipment	$6,858,941	-
Sales of service and parts	1,982,108	-
Total sales	8,841,049

Material costs of equipment	5,939,635	-
Material and labor costs for service and parts	1,771,695	-
Total cost of sales	7,711,330	-
Gross profit	1,129,719	-

Salaries and wages	1,436,049	272,844
Consulting and professional fees	932,856	296,587
Other general and administrative expense	953,118	118,675
Total general and administrative expenses	3,322,023	688,106

Loss from operations	(2,192,304)	(688,106)

Interest expenses	259,237	40,751
Amortization of debt discount and financing cost	923,845	65,625

Net loss	$(3,375,386)	$(794,482)
Preferred dividend from beneficial conversion feature on Series D	(3,483,484)
Preferred dividend from early extinguishment of Preferred Stock Series A, B & C	(9,767,847)
Net Loss for available to Common Shareholders	$(16,626,717)	$(794,482)
Weighted average number of shares outstanding	6,638,249	249,974

Basic net loss per common share	$(2.50)	$(3.18)

Fully diluted net loss per common share	$(2.50)	$(3.18)

See accompanying notes to consolidated financial statements.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance December 31, 2005	110,007,658	$110,008
Preferred Stock A			2,000,000	$200
Proceeds from issuance of common stock	15,990,894	15,991		-
Stock issued for conversion of notes	60,000,000	60,000		-
Stock issued for services	63,000,000	63,000		-
50 to 1 reverse stock split	(244,018,581)	(244,019)		-
Common stock issued to acquire Titan Energy Development, Inc.	1,000,000	100		-
Common stock issued to acquire Stellar Energy Services, Inc.	1,000,000	100		-
Preferred stock B issued to acquire Titan Energy Development, Inc.	-	-	1,000,000	100
Preferred stock C issued to acquire Stellar Energy Services, Inc.	-	-	750,000	75
Convertible debt beneficial conversion feature	-	-		-
Net loss for the year	-	-		-
Amended By Laws change in par	-	(4,482)		-
Balance December 31, 2006	6,979,971	$698	3,750,000	$375
Stock issued for conversion of notes	2,772,835	277
Proceeds from issuance of common stock	562,118	56
Stock issued for services	1,350,000	135
Warrants issued with convertible debt
15 to 1 reverse stock split	(10,829,148)	(1,083)
Settlement of accounts payable	38,077	4
Beneficial conversion feature related to convertible debt
Early extinguishment of Preferred Stock A	8,000,000	800	(2,000,000)	(200)
Early extinguishment of Preferred Stock B	1,686,699	169	(1,000,000)	(100)
Early extinguishment of Preferred Stock C	977,809	98	(750,000)	(75)
Conversion of Secured Convertible Notes	3,859,844	386
Preferred stock issuance			417	1
Warrants issued with Preferred Series D
Beneficial conversion feature related to Preferred Series D
Purchase of common stock warrants
Other
Net loss for the year
Balance December 31, 2007	15,398,205	$1,540	417	$1

See accompanying notes to consolidated financial statements.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006 (Continued)

	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2005	$2,868,224	$(3,465,200)	$(486,968)
Preferred Stock A			200
Proceeds from issuance of common stock	27,153	-	37,744
Stock issued for conversion of notes	-	-	60,000
Stock issued for services	80,048	-	143,048
50 to 1 reverse stock split	244,019	-	-
Common stock issued to acquire Titan Energy Development, Inc.	169,900		170,000
Common stock issued to acquire Stellar Energy Services, Inc.	69,900		70,000
Preferred stock B issued to acquire Titan Energy Development, Inc.	999,900	-	1,000,000
Preferred stock C issued to acquire Stellar Energy Services, Inc.	749,925	-	750,000
Convertible debt beneficial conversion feature	105,000	-	105,000
Net loss for the year	-	(794,482)	(794,482)
Amended By Laws change in par	4,482	-	-
Balance December 31, 2006	$5,313,151	$(4,259,682)	$1,054,542
Stock issued for conversion of notes	2,496		2,773
Proceeds from issuance of common stock	72,964		73,020
Stock issued for services	111,565		111,700
Warrants issued with convertible debt	102,479		102,479
15 to 1 reverse stock split	1,083		-
Settlement of accounts payable	41,117		41,121
Beneficial conversion feature related to convertible debt	642,168		642,168
Early extinguishment of Preferred Stock A	8,506,350	(8,506,950)	-
Early extinguishment of Preferred Stock B	908,669	(1,012,707)	(103,969)
Early extinguishment of Preferred Stock C	352,070	(408,006)	(55,913)
Conversion of Secured Convertible Notes	1,650,433		1,650,819
Preferred Series D stock issuance	2,075,675		2,075,676
Warrants value in Preferred Series D	1,394,093		1,394,093
Beneficial conversion feature related to Preferred Series D	3,483,484	(3,483,484)	-
Purchase common stock warrants	(479,000)		(479,000)
Other	(9,679)		(9,679)
Net loss for the year		(3,375,386)	(3,375,386)
Balance December 31, 2007	$24,169,118	$(21,046,215)	$3,124,444

See accompanying notes to consolidated financial statements.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	Restated 2006
Operating activities:

Net loss	$(3,375,386)	$(794,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock	111,700	143,048
Depreciation and amortization	188,075	28,638
Amortization of debt discount	923,845	65,625
Changes in operating assets and liabilities:
Accounts receivable	649,097	(15,024)
Inventory	(44,492)	(14,002)
Other assets	(137,101)	(3,000)
Accounts payable	(63,153)	(32,535)
Accrued liabilities	130,570	325,667
Customer deposits	(617,976)	130,496
Net cash used by operating activities	(2,234,821)	(165,539)
Investing activities:
Increase in fixed assets	(96,609)	(3,775)
Net cash used for investing activities	(96,609)	(3,775)
Financing activities:
Cash from acquisitions.	-	12,719
Proceeds from issuance of Preferred Series D Stock	3,044,173	-
Payment of financing costs	(547,686)
Proceeds from issuance of notes	4,456,204	190,530
Payment of notes	(3,674,196)	(40,200)
Proceeds from issuance of common stock	73.020	37,774
Purchase of common stock warrants	(309,000)	-

Net cash provided by financing activities	3,042,515	200,793

Increase in cash and cash equivalents	$711,085	$31,479
Cash and cash equivalents, beginning of year	31,479	-

Cash and cash equivalents, end of year	$742,564	$31,479

See accompanying notes to consolidated financial statements.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the “Company”) was incorporated on December 28, 2006 in the state of Nevada and was formerly known as “Safe Travel Care, Inc.,” a Nevada corporation.

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

On July 21, 2006, Safe Travel Care, Inc. entered into an agreement and plan of merger with Titan Energy Development, Inc. (“TEDI”) (“the Merger Agreement”). TEDI is a manufacturer and distributor of emergency on site survival equipment called the Sentry 5000TM. In exchange for transferring TEDI to Safe Travel Care, Inc., the TEDI shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Company’s preferred stock (the “Merger”), which were divided proportionately among the TEDI shareholders in accordance with their respective ownership interests in TEDI immediately before the completion of the Merger. The TEDI Shareholders also received 1,000,000 shares of common stock. The Company changed its name to “Titan Energy Worldwide, Inc.” on December 26, 2006.

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

On August 1, 2007, the Company's Articles of Incorporation were amended to affect an up to Fifty (50) to One (1) reverse stock split of the issued and outstanding shares of common stock. As a result, a Fifteen (15) to One (1) reverse split took effect on August 10, 2007. The result of this split was to reduce the outstanding shares of common stock from approximately 11,602,777 as of August 9, 2007 to approximately 773,518 shares as of August 10, 2007.

On August 10, 2007, the Company changed its trading symbol to “TEWI.OB,” and is currently trading on the OTCBB.

Effective August 13, 2007, the Company agreed to the conversion of its Series A Preferred Stock into common stock according to the formulas set forth in the Certificate of Designation. Each share of Series A Preferred Stock converted 200:1 into shares of Common Stock. In addition, the Company converted the Series B Preferred Stock into $2.00 of Common Stock and shares of Series C Preferred Stock into $1.50 of Common Stock. The effective date for these transactions was August 13, 2007 and the amount of Common Stock increased by 10,664,508 shares. The price of the Common Stock, based on the five days closing price before the effective date was $1.07. The Series B and Series C stockholders had an option to take a Note due in August 13, 2008 with 11% interest. In total, the Company has issued Notes totaling $159,882. Since these preferred shares were not yet convertible under the original conversion terms, these transactions have been accounted for as an extinguishment of the convertible preferred shares resulting in charges to retained earnings of $9,767,847 for the excess of the fair market value of the common stock issued over the recorded amount of the preferred stock.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of the Company’s significant accounting policies.

Restatement of Consolidated Financial Statements:
The Company has restated its consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. The restatements relate to 1) the Company’s recognition of Beneficial Conversion Features on convertible debt with detachable warrants, 2) the correction of errors relating to the purchase price allocation, and 3) recognition of revenue for consulting services.

(1)	Beneficial Conversion Feature:
In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized a beneficial conversion feature present in the Convertible Note. The Company recognized and measured an aggregate of $105,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. The debt discount attributed to the beneficial conversion feature issued is amortized over the Convertible Note’s maturity period (two year) as an interest expense. In year ended December 31, 2006, the amortization was $65,625, which includes fourth quarter of 2005.

(2)	Purchase Price Adjustments:
In the purchase of Titan Energy Development, Inc., the Company had allocated the purchase price based on the allocation of the preferred shares. The preferred shares issued to the shareholders had a minimum value of $1.00 per share. This resulted in increasing the purchase price from $849,000 to $1,170,000. In addition, the allocation was based on the September 30, 2006 balance sheet and not the purchased balance sheet as of July 31, 2007, with result affecting various balance sheet accounts. The purchase allocation resulted in an intangible for Customer List which should have been amortized over the estimated life of 10 years. The statement of operation includes $27,789 of additional expense. In the purchase of Stellar Energy Services, the purchase price did not include additional consideration of 1,000,000 shares of Common stock valued at $70,000. The adjustment increases goodwill.

(3)	Revenue Recognition:
In the fourth quarter of 2006, the Company recognized $10,000 for consulting services, however this amount should not have been recognized as the work was not completed and resulted in a full refund in the first quarter of 2007. Earnings per share was also adjusted for the 50-to-1 reverse stock split effected on December 26, 2006.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes to the Balance Sheet and Statement of Operations as of and for the year ended December 31, 2006 are as follows:

Consolidated Balance Sheet	As Reported	Adjustment	Restated
Customer and distribution list	1,453,136	(27,789)	1,425,347
Goodwill	1,315,231	283,929	1,599,160
Other Assets	29,130	(25,000)	4,130
Total Assets	5,210,177	231,140	5,441.317
Notes payable	794,134	276,625	1,070,759
Deposit and Deferred Revenue	680,879	10,000	690,879
Long-term debt	328,228	(316,000)	12,228
Total Liabilities	4,416,150	(29,375)	4,386,775
Common Stock	498	200	698
Preferred Stock Series A	300	(100)	200
Additional Paid in Capital	4,949,322	363,829	5,313,151
Accumulated Deficit	(4,156,268)	(103,414)	(4,259,682)
Total Shareholder Equity	794,027	260,515	1,054,542

Consolidated Statement of Operation	As Reported	Restated
Revenue	10,000	-
Gross profit	10,000	-
General and administrative expenses	660,317	688,106
Loss from operations	(650,317)	(688,106)

Interest expense	41,751	106,376
Net loss	(691,068)	(794,782)
Weighted average number of shares	82,948,562	3,749,609
Basic and diluted net loss per common share	(0.00)	(0.21)

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Consolidation
 The financial statements include the accounts of the Company and its 100% owned subsidiaries, TEDI and Stellar. The statement of operations includes the accounts of the Company for the year, plus TEDI for the period after acquisition, or August 1, 2006 and Stellar for the three day period from December 28, 2006 to December 31, 2006.

Basis of Presentation and Going Concern
 The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2007 of $3,375,386 and at December 31, 2007 had an accumulated deficit of $21,046,215. The loss for the year includes a non-cash charge for Beneficial Conversion Feature of $681,542 resulting from the convertible debt issued during the year. The accumulated deficit includes a charge of $9,767,847 for the early extinguishment of the Series A, B and C Preferred Stock and issuance of Common Stock. In addition, the Company issued Convertible Preferred Stock Series D with a Beneficial Conversion Feature which resulted in recording a Preferred Stock Dividend of $3,483,484. The accumulated deficit without these two transactions would have been $7,635,068. However, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

•	Management has acquired companies that they believe will be cash positive.
•
Management has completed an offering for Series D Preferred Stock with detachable warrants. The result of the offering was to raise approximately $6.0 million of cash and to convert $1.8 million of debt into common stock and an additional $491,000 of debt was converted into Series D preferred stock. At March 15, 2008 the Company had cash balances in excess of $1.7 million. (See subsequent events Note - 9).

•	The Company’s subsidiary TEDI has received an order for five units of the Sentry 5000TM, which should have positive impact on the profitability and cash flow.
•	Company plans include acquiring additional companies as well as raising additional financing to fund these purchases.

Supplemental Cash Flow Information Regarding Non-Cash Transactions.
During the years ended December 31, 2007 and 2006, the Company has entered into several non-cash transactions in order to provide financing for the Company in order to conserve cash. The table below shows the transaction that occurred due during the past two years.

	2007		2006
Preferred and Common Stock issued for acquisitions	$		$1,990,000
Conversion of Preferred Stock Series A, B and C		$9,767,847
Stock issued for services		$111,700	$134,048
Stock issued to convert long-term debt		$2,423,694	$60,000
Stock issued in settlement of accounts payable		$41,121	$-

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Cash Equivalents
For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be a cash equivalent.

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

Property and Equipment
 Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations. A summary of fixed assets is shown below.

	2007	2006
Furniture and office equipment	$118,080	$80,921
Vehicles	52,003	52,003
Tools and Shop Equipment	81,804	22,356
Accumulated Depreciation	(118,466)	(75,705)
Net Property and Equipment	$133,421	$79,575
Depreciation Expense	$30,581	$849

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has acquired with each of its acquisitions a customer list that has been classified as an intangible requiring amortization. The Company believes that the useful life of this intangible is 10 years. The accumulated amortization at December 31, 2007 and December 31, 2006 were $173,192 and $27,789, respectively.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs
 Advertising costs are expensed as incurred. There were advertising expenses for the years ended December 31, 2007 and 2006 were $4,003 and $4,577 respectively.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” relating to the recognition of income tax benefits. As of December 31, 2007, the Company had no unrecognized tax benefits due to uncertain tax positions.

 Loss per Share
 In accordance with SFAS No. 128, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholder would be increase for any undeclared preferred dividends.

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

Stock Split
In December 2006, the Company’s Board of Directors approved a fifty (50) to one (1) reverse stock split of common stock. The par value of the Company’s common stock remains $.0001 per share. All share and per share amounts have been restated to reflect the fifty (50) to one (1) reverse stock split, except for the statements of stockholders’ equity which reflect the stock split by reclassifying from Common Stock to Additional Paid-in Capital an amount equal to the par value of the shares cancelled to effect the reverse stock split.

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Reporting
 Based on the Company’s integration and management strategies, the Company operated in a single business segment.

Impairment of Long-Lived Assets
 In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows, associated with the asset or the asset’s estimated fair value, to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R.” This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. This pronouncement does not currently apply to the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157. The implementation of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations and financial condition.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - INVENTORIES
Inventories are stated at the lower of cost, determined by a first in, first out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	2007	2006
Parts	$416,862	$392,154
Work in process	68,286	159,555
Finished Goods	113,059	-
	$598,207	$553,715

NOTE 3 - NOTES PAYABLE

 Notes Payable consists of the following at December 31, 2006 and 2007:

	2007	2006
Revolving credit facility with a financial institution, bearing interest at 10% at December 31, 2007. The agreement provides for maximum borrowings of up to $1,000,000. Unused and available borrowings under this facility were $596,858 at December 31, 2007.	$403,142	$468,200
Two promissory notes payable, bearing interest at 11%, due August 13, 2007	132,724
Note Payable to related party at 10% interest, repaid in 2007		32,470
Notes and convertible notes payable with interest rates ranging from 7% to 10% interest, all repaid in 2007		558,530
Other loans	12,229	63,162
Total	$548,095	$1,122,362
Less Current portion	544,425	1,110,134
Less Unamortized Discount	-	(39,375)
Not Payable - current	$544,425	$1,070,759
Balance long-term debt	$3,670	$12,222

During the fourth quarter, the Company issued a private placement memorandum through which it sold 417 Units up until December 31, 2007, which was prior to the final close of the Offering. Each Unit was sold at $10,000 and consisted of one share of Series D Convertible Preferred Stock, one class A warrant and one class B warrant. Gross funds from the Offering at December 31, 2007 totaled approximately $4.1 million. Also during this time, holders of $1,929,921 of 11% Secured Convertible Notes converted their Notes and accrued interest into shares of common stock at $0.50 per share, and holders of $491,000 of 11% Promissory Notes due in December 2008 converted their Notes into the Offering. Net proceeds from the Offering at December 31, 2007 were approximately $3.0 million in cash with a reduction in convertible debt of $2.3 million in proceeds from the converted debt. Approximately $1.5 million of the cash proceeds has been used to retire debt. The total number of shares of common stock to be issued for transaction up to December 31, 2007 is approximately 3,859,844.

Management decided to extend the final closing of the private placement until January 31, 2008, and during this extension we sold another 240 Units for additional gross proceeds of $2.4 million.  In total for this Offering which was formally closed on January 31, 2008, the Company grossed approximately $6.5 million in Unit Sales and $2.3 million in Note conversions (See Note 9 - Subsequent Event).  The total number of shares of common stock that would be issued if the preferred stock is converted at $1.00 is 6,570,000.

The 11% Promissory Notes issued in August 2007 have detachable warrants. The Company has allocated the proceeds based on the fair value with $102,092 allocated to the warrants and $687,908 to the Notes. The warrants are exercisable to 2010 at an exercise price of $0.75 per share. Since, these notes were paid or converted the unamortized balance of the warrants of $72,021 was charged to expense.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company issued 11% Promissory Notes to former holders of shares of the Company’s Series B and Series C Preferred Stock. These Notes are due August 13, 2008 and are not convertible and do not have any warrants. The Company may elect to prepay without penalty.

In July 2007, Stellar refinanced their bank credit line with a financial institution to assign and sell its eligible receivables for short term financing up to a maximum of $1,000,000. Under this agreement, Stellar is required to have a reserve account equal to 20% of the amount financed, and pay a minimum monthly fee and service fee based on the prime rate plus 2.75%. At December 31, 2007, the service fee rate was 10.05%.

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

Convertible Note Payable of $105,000 to a non related corporation with interest payable at 8% is due quarterly beginning on January 1, 2006 and the principal balance is due on maturity September 7, 2007. This note has a beneficial conversion feature that was “in-the-money” at the commitment date requiring the Company to determine the discount related to this debt pursuant to the Emerging Issue Task Force guidance provided in EITF 98-5. The Company has determined that the full value of the Note should be recognized as a discount. Amortization of the discount for the year ended December 31, 2007 and 2006 were $39,375 and $65,625, respectively.

Accrued interest is included in accrued liabilities at December 31, 2007, and 2006 in the amounts of $5,600 and $102,642, respectively.

 NOTE 4 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2007	2006
Income taxes at the statutory rate	$(1,147,631)	$(270,123)
Valuation allowance	1,093,500	247,811
Permanent differences and other, net	54,131	22,312
Total income taxes	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The Company has a net operating loss carry forward of approximately $6,000,000.

The Company may offset net operating loss carry forwards against future taxable income through the year 2021. No tax benefit has been reported in the financial statements as the utilization of the tax benefits related to the carry-forward is not assured. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes take effect January 1, 2008, and, because they are based or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes”, apply as of the enactment date. The law, as amended, establishes a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of December 31, 2007, and has an indefinite carry-forward period. The enactment of the MBTA, as amended, does not have a material impact on the consolidated financial statements of the Company as of December 31, 2007.

NOTE 5 - ACQUISITIONS

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

Each share of Series B stock will be convertible into the Company’s common stock starting on August 4, 2008. Each Preferred share will convert to $1.00 value of the Company’s common stock at the time of conversion. The “Stock Exchange Agreement” contains certain escalation considerations as follows: (i) if TEDI gross revenues for 2007 and 2008 average $1.0 million or more, each share of Series B Preferred Stock will convert to $1.50 in value of the Company’s common stock at the time of conversion, (ii) if TEDI gross revenues for 2007 and 2008 average $2.0 million or more, each share of Series B Preferred Stock will convert to $2.00 in value of The Company’s stock at the date of conversion, (iii) if TEDI gross revenues for 2007 and 2008 average $3.0 million or more, each share of Series B Preferred Stock will convert to $3.00 in value of the Company’s common stock at the time of conversion, (iv) if TEDI gross revenues for 2007 and 2008 average $4.0 million or more, each share of Series B Preferred Stock will convert to $4.00 in value of Company stock at the time of conversion, (v) similar progression will apply to additional increases in gross revenues over the period of 2007 to 2008. On August 13, 2007, the Company converted the Series B shareholders to convert their shares early to resolve this contingency. The conversion has been accounted for as extinguishment of the convertible preferred shares resulting in a reduction of retained earnings for the excess over the amount originally recorded.

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Allocation

Current assets	$175.340
Property and equipment	4,160
Customer list	666,947
Goodwill	690,339
Total assets	1,536,786
Less - Total liabilities	366,786

$1,170,000

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Each share of Series C Preferred Stock can be converted into $1.00 worth of the Company’s common stock beginning December 28, 2008. Escalated conditions on this conversion apply if the Stellar subsidiary achieves specified revenue goals over the next two years. On August 13, 2007, the Company converted the shares of Series C Preferred Stock early to resolve this contingency. The conversion has been accounted for as extinguishment of the convertible preferred shares resulting in a reduction of retained earnings for the excess over the amount originally recorded.

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Allocation
Current assets	$2,103,284
Property and equipment	72,714
Other assets	4,130
Customer list	786,189
Goodwill	908,821
Total assets	3,875,138
Less - Total liabilities	2,232,138

$1,643,000

The following unaudited pro forma financial information presents the combined results of operations of Titan Energy Worldwide, Inc. and Stellar Energy Service, Inc. as if the acquisitions had occurred as of the beginning of 2006. The unaudited pro forma financial information for the year ended 2006 is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition at the beginning of each period. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

Pro forma 2006
Revenues	$7,036,267
Cost of sales	5,941,172
Gross profit	1,095,095
General and administrative expense	1,898,159
Loss from operations	(803,864)
Interest expense	74,245
Net loss	$(877,309)
Weighted Average number of shares outstanding -basic and diluted	249,974
Net loss per share - basic and diluted	$(3.51)

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leases space for its executive office expiring November 12, 2010. The minimum annual lease payment is $38,040. The Company leases its San Diego office under an agreement scheduled to expire May 31, 2008. The minimum annual lease payments for 2008 are $8,225. The Company also leases office facilities and testing facilities in the Next Energy located in Detroit under a lease agreement expiring on November 30, 2008. The minimum annual payment for 2008 is $21,241. The Company is also obligated under rental agreements expiring October 31 2012. The minimum annual lease payment is $48,000. The Company’s Chief Executive Officer is part owner of this property. Total minimum annual lease payments are as follows:

Year ending December 31, 2008	$115,506
Year ending December 31, 2009	86,040
Year ending December 31, 2010	82,870
Year ending December 31, 2111	48,000
Year ending December 31, 2010	40,000
$372,416

NOTE 7 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock, one class A warrant and one class B warrant. Each Unit is being offered at $10,000. The holder of the Convertible Preferred Stock may, at any time, convert their shares, in whole or in part, into shares of Common Stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of Common Stock. Each A Warrant and B Warrant will entitle the holder to purchase three thousand three hundred and thirty-three (3,333) shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

The Units are being offered by the Company on a “reasonable efforts” basis only to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended), on a minimum of 100 Units ($1,000,000), and a maximum of 1,000 Units ($10,000,000) at a price of $10,000 per Unit. The Company had closings for the cash gross proceeds of approximately $3.6 million and approximately $513,000 of 11% Promissory Notes and accrued interest that was convertible into the offering at a 10% discount from the offering price. Net cash proceeds to the Company were approximately $3.0 million. The proceeds from the closings have been used to retire debt, repurchase of stock warrants and funds for inventory and operating costs.

The Units offered includes warrants and a beneficial conversion feature as the Series D Preferred Stock was convertible and in the money at closing date. The Company has determined the value of the warrants to be $1,394,093 and the value of Series D Preferred stock to be $2,075,676. The Company has valued the beneficial conversion feature of $3,483,484. This amount is treated as a preferred stock dividend with the amount increasing paid in capital and reducing retained earnings.

In an Event of Liquidation (as defined below) of the Company, holders of any then-unconverted shares of Preferred Stock will be entitled to immediately receive accelerated redemption rights in the form of a Liquidation Preference Amount. The Liquidation Preference Amount shall be equal to 125% of the sum of: (i) the Stated Value ($10,000) of any then-unconverted shares of Preferred Stock and (ii) any accrued and unpaid dividends thereon. An “Event of Liquidation” shall mean any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which shall include, for the purposes hereof, sale by the Company of either (x) substantially all of its assets or (y) that portion of its assets which comprises its core business technology, products or services.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - COMMON STOCK TRANSACTIONS

In conjunction with the Company’s private placement offering of its Series D Convertible Preferred Stock, Noteholders with $1,929,922 of 11% convertible debt plus accrued interest elected to convert their debt into common stock. The conversion price was $0.50 per share resulting in issuing 3,859,844 common shares.

On August 1, 2007, the Company's Articles of Incorporation were amended to effect an up to Fifty (50) to One (1) reverse stock split of the issued and outstanding shares of common stock. As a result, a Fifteen (15) to One (1) reverse split took effect on August 10, 2007. The result of this split was to reduce the outstanding shares of common stock from approximately 11,602,777 as of August 9, 2007 to approximately 773,518 shares as of August 10, 2007. All shares and per share amounts have been restated to reflect the fifteen (15) to One (1) reverse stock split, except for the statements of stockholders’ equity which reflect the stock split by reclassifying from Common Stock to Additional Paid-in Capital an amount equal to the par value of the shares cancelled to effect the reverse stock split.

On August 1, 2007, the Company filed an amended Certificate of Designation for its Series A Preferred Stock to effect a Fifty (50) to One (1) reverse stock split of the issued and outstanding shares of the Series A Preferred Stock. The result of this amendment was to reduce the outstanding shares of Series A Preferred Stock at August 1, 2007 from 2,000,000 shares to approximately 40,000 shares.

During the third quarter of 2007, the Company agreed with the holders of Series A, B and C Preferred Stock to exchange their shares for Common Stock. These shares were not convertible at the time of the exchange, thus, resulting in an extinguishment of the preferred shares and issuance of new common shares. The accounting treatment for this extinguishment resulted in a charge to retained earnings for the excess of the fair market value of the common stock over the amount recorded upon issuance of the preferred stock. The Company’s extinguishment charge was $9,767,867 for the following transactions:

1.	The Company converted the Series A Preferred Stock to common stock according to the formulas set forth in the Certificate of Designation. Each share of Series A was converted 200:1 to Common Shares

2.	The Company agreed with the holders of Series B Preferred Stock to convert into $2.00 worth of Common Shares.

3.	The Company agreed with the holders of Series C Preferred Stock into a $1.50 worth of Common shares.

The price of the Common Stock, based on the five days closing price before the effective date of August 13, 2007 was $1.07. The effective date for these transactions was August 13, 2007 and the increase in Common Stock was 10,664,508. The holders for Series B and C had an option to take a Note due in August 13, 2008 with 11% interest. The Company has issued Notes totaling $159,882. One of these notes was paid off early at a discount. The current outstanding balance is $132,724.

During the year ended December 31, 2007, the Company issued (i) 90,000 shares of its common stock (post-split) for services totaling $111,700, (ii) 184,857 shares of its common stock (post-split) in accordance with the provisions of its convertible debt, (iii) 38,077 shares of its common stock to settle accounts payable of $41,120 and (iv) the Company sold under Regulation S common stock of 83,834 shares (post-split) for proceeds of $73,020.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - COMMON STOCK WARRANTS

During the year ended December 31, 2007, the Company raised capital through short-term bridge debt and through the private placement of its Series D Convertible Preferred Stock. These transactions included warrants for the investor and the brokers.  The total numbers of warrants issued were 6,119,084. None of the warrants have been exercised this year. The following table shows the warrants outstanding at December 31, 2007:

Number of	Exercise	Expiration
Warrants	Price	Date
1,172,500	$0.35	January 2012
553,800	$0.50	April- July 2012
646,100	$0.625	April- July 2012
316,000	$0.75	August 2010
1,388,202	$1.20	October-December 2010
654,280	$1.25	October-December 2010
1,388,202	$1.40	October-December 2010

In September 2007, the Company and Mastodon (an investment advisory firm) agreed that Mastodon would cancel warrants of 1,050,000 shares of common stock at a $0.12 exercise price in exchange for a payment of $500,000 if the brokers raised $6,000,000. The actual raise by the brokers was less than $6,000,000 resulting in a payment of $479,000.

NOTE 9- SUBSQUENT EVENT

The Company’s final closing for subscriptions to its private placement of Series D Preferred Stock (as described in Note 6) was January 31, 2008. The Company received subscriptions for 240 Units resulting in net cash proceeds of $2,187,250. Warrants issued related to this closing were 801,587 Class A warrants, 801,587 Class B warrants and broker warrants of 261,000.

The Units includes warrants and a beneficial conversion feature for the Series D Preferred Stock, The Company has determined the value of the warrants to be $55,468 and the value of Series D Preferred stock to be $2,131,782. The Company has valued the beneficial conversion feature of $140,896. This amount is treated as a preferred stock dividend with the amount increasing paid in capital and reducing retained earnings.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective July 16, 2007, Gruber & Company, LLC (“Gruber”) resigned as the Company’s independent certified public accountants. The resignation was accepted by the Board of Directors of the Company.

The report on our financial statements for the years ended December 31, 2006 and 2005 contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. However, such report contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We filed Gruber’s letter as Exhibit 16 to our amended Current Report on Form 8-K/A on August 6, 2007.

During the Company’s fiscal years ended December 31 2006 and 2005 and subsequent interim periods preceding the resignation, there were no disagreements between us and Gruber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Gruber, would have caused Gruber to make reference to the subject matter of the disagreements in connection with his reports on the financial statements for such periods.

Regulation S-B Item 304(a)(1)(iv) was not applicable.

On July 16, 2007 we engaged UHY LLP (“UHY”) as our independent certified accountants to report on our balance sheet as of December 31, 2007, and the related combined statements of income, stockholders’ equity and cash flows for the years then ended. The decision to appoint UHY was approved by our Board of Directors.

During our two most recent fiscal years and any subsequent interim period prior to the engagement of UHY, neither we nor anyone on our behalf consulted with UHY regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a “disagreement” or a “reportable event,” as those terms are defined in Regulation S-B, Items 304(a)(1)(iv).

ITEM 8A(T): Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 8B.  Other Information
 None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Our directors and executive officers are:

Name	Age	Position	Position Held Since
Jeffrey W. Flannery	51	Chairman	2005

John M. Tastad	41	Chief Executive Officer	2007

Thomas Black	44	President, Chief Operating Officer and Secretary	2006

James J. Fahrner	56	Chief Financial Officer	2007

A description of our directors’ business experience during the past five years is set forth below.

Jeffrey Flannery, Chairman and Director, Titan Energy Worldwide, Inc. Mr. Flannery has been the Company’s Chairman, Chief Executive Officer and Chief Financial Officer since December 15, 2005. On May 1, 2007, Mr. Flannery stepped down from the position of CFO, and on October 1, 2007 he stepped down from the position of CEO. He remains as the Company’s Chairman. From 1994 to 2004, Mr. Flannery was the founder and Chief Executive Officer of Enhanced Information Systems, Inc., an online home health care provider for the pharmacy industry, Vice President of Development for IUSA, an information technology company, and Vice President of Corporate Communications for Center For Special Immunology, a public company dedicated to medical treatments for immune disorders. As President of FLC Partners, Inc., an advisory company, Mr. Flannery has provided financial consulting and business development services for many public and private companies. Mr. Flannery received his B.A in Philosophy from the University of California, Los Angeles.

John Michael Tastad, Chief Executive Officer and Director, Titan Energy Worldwide. Mr. Tastad became the Chief Executive Officer and a Director of Titan Energy Worldwide on October 1, 2007. With expertise in the energy, utility, and manufacturing industries, Mr. Tastad has developed strong business and industry relationships both domestically and abroad. From 2005 until the present, Mr. Tastad founded and served as CEO of San Vision Energy Technology, an energy technology product and service company based in California which has developed state-of-the-art demand response technology, digital sub metering and consumer energy monitoring products. From 1998 to 2001, Mr. Tastad was Chairman of the Board of Alliance Energy, a company that developed, installed and serviced power generation systems for private companies. In 2001, Mr. Tastad negotiated the sale of Alliance Energy to DTE Energy Technologies (“DTE”), a global leader in the distributed generation business. Following the company sale, Mr. Tastad took on a position at DTE as VP of Sales until 2005 and was actively involved in the development and commercialization of several DG technologies including fuel cells, mini-turbines and pre-packaged natural gas co-generation equipment. He went on to develop DTE's international strategy for Asia that included identifying potential partners and negotiating distribution agreements in Japan, Korea and China.

Thomas Black, President and Director, Titan Energy Worldwide, Inc. Mr. Black has served as a Director of Titan Energy Development Inc. since its inception in 2003 and as President since April 2005. In recent years, he also was President of BluePoint Energy Development, Inc. from 2003 to 2005. BluePoint Energy is a manufacturer of a state-of-the-art cogeneration system. Mr. Black was Vice President of Sales for DTE Energy Technologies from 2001 to 2003. DTE Energy Technologies is an unregulated subsidiary of DTE Energy whose business was designing, engineering, manufacturing and distributing cogeneration products and services. Mr. Black has over 25 years of experience in co-generation, standby and continuous power systems, complex electrical switches and switching systems. He is experienced in general management, engineering, operations, sales and marketing, and sales training. He has a Bachelors Degree in Industrial Management from Lawrence Technological University.

James Fahrner, Chief Financial Officer and Director, Titan Energy Worldwide, Inc. A seasoned financial executive with 35 years of experience in accounting, audit internal control, cash flow management, purchase accounting, budgeting and forecasting, Mr. Fahrner was Senior Consultant for Callaway Partners from 2006 until his employment with the Company in May 2007. From 2000 to 2006, he was the Controller for DTE Energy Technology. Mr. Fahrner has his BS in Mathematics from Eastern Michigan University. He is a Certified Public Accountant, and a member of the AICPA and MACPA organizations.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of one person who during the year ended December 31, 2007, was a director, officer, or beneficial owner of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

•	Jeffrey W. Flannery was an officer and director during the year 2007 and failed to timely file a Form 4 for the year ended December 31, 2007.

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

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions previously has been filed with the SEC.

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 55800 Grand River Avenue, Suite 100, New Hudson, MI 48165 telephone (248) 446-8557.

Nominating, Audit or Compensation committees
 The Company does not have Nominating, Audit or Compensation committees.

 Item 10.  Executive Compensation

Compensation of Executive Officers

The following table sets forth, for the fiscal year ended December 31, 2007 and 2006, all compensation paid by the Company, including salary, bonuses and certain other compensation, if any, to its Chief Executive Officer and the two most highly compensated executive officers other than the CEO. The executive officers listed in the table below are sometimes referred to as the “named executive officers” in this Form 10-KSB.

Summary Compensation Table for 2007 and 2006

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey W. Flannery (1) Chairman	2006 2007	180,000 130,500	0 60,000	0 0	0 0	0 0	0 0	0 53,050	180,000 243,550

John Tastad(2) Chief Executive Officer	2007	75,000	50,000	0	0	0	0	300,000	425,000

Thomas Black President, COO, Director and Secretary (3)	2006 2007	77,466 165,000	0 40,000	0 0	0 0	0 0	0 0	65,000 0	142,466 205,000

James Fahrner(4) Chief Financial Officer	2007	90,250	5,000	0	0	0	0	8,900	104,150

(1)
On December 30, 2006, Jeffrey W. Flannery resigned as President of the Company. He retained his position as Chief Executive Officer and Chief Financial Officer of Titan. On May 1, 2007, Jeffery Flannery resigned his position as Chief Financial Officer and on October 1, 2007 as Chief Executive Officer retaining the position of the Chairman of the Company. All amounts in the table for Mr. Flannery were paid in 2007. The amount under Other Compensation represents a reimbursement for the amount spent in obtaining the shell corporation.

(2)
On October 1, 2007, John M. Tastad was appointed as the Chief Executive Officer of the Company. John M. Tastad has worked as a consultant for the Company since formation of the Company. The Other Compensation for John M. Tastad includes payment for his consulting work done between October 2005 and September 2006 which was deferred until he became an employee.

(3)
On December 31, 2006, Thomas Black was appointed President, Chief Operating Officer, Director and Secretary. Other Compensation consists of payments to Mr. Black as a consultant, consisting of $45,000 in cash and $20,000 stock payments. Mr. Black was paid $72,408 of his 2006 compensation in 2007.

(4)
On May 1, 2007, James J. Fahrner was appointed Chief Financial Officer of the Company. Other Compensation includes $1,900 in cash, a $3,000 stock payment while Mr. Fahrner was a contractor and $4,000 for his monthly car allowance.

Compensation of Directors

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of the Company.

 Employment Agreements

The Company has the following employment agreements:

Jeffrey W. Flannery. Mr. Flannery signed an employment agreement with the Company effective as of January 1, 2006. The employment agreement is for a four-year term, with a base salary of $180,000 per year for 2006, $198,000 per year for 2007 and $210,000 for 2008. Mr. Flannery shall also be entitled to such additional compensation as approved by the Board, in its discretion. Mr. Flannery is not entitled to any payments in the event of a change of control of the Company. In the agreement, the Company agreed to employ Mr. Flannery as Chief Executive Officer, President, and Chairman. He was previously appointed President, Chief Financial Officer and Secretary in December 2005 pursuant to a resolution of the Board of Directors. On December 30, 2006, Mr. Flannery resigned as President of the Company. On May 1, 2007, Jeffery Flannery resigned his position as Chief Financial Officer and on October 1, 2007, he resigned as Chief Executive Officer, retaining the position of the Chairman of the Company, a position which he still holds. As of April 2007, the Company began paying Mr. Flannery $9,000 per month.

Thomas Black. Mr. Black signed an employment agreement with the Company effective as of January 1, 2007 to serve as the Company’s President and Chief Operating Officer. The employment agreement is for a four-year term, with a base salary of $175,000 per year for the remainder of 2006 to cover back pay owed to Mr. Black, $175,000 per year for 2007 and $200,000 for 2008. Mr. Black also shall be entitled to an incentive bonus for fiscal years 2007 and 2008 as determined by the Board of Directors. He also is entitled to stock options pursuant to the Company’s Option Plan, which will be issued as soon as the Company’s new option plan is adopted, as well as a monthly car allowance. His monthly car allowance has never been paid and no amounts are accruing. Mr. Black is not entitled to any payments in the event of a change of control of the Company.

James Fahrner. Mr. Fahrner signed an employment agreement with the Company effective as of May 1, 2007 to serve as the Company’s Chief Financial Officer. The employment agreement is for a three-year term, with a base salary of $135,000 per year for the remainder of 2007, $135,000 per year for 2008 and $150,000 per year for 2009. Mr. Fahrner shall also be entitled to an incentive bonus for fiscal years 2007 and 2008 as determined by the Company’s Board of Directors. He also is entitled to stock options pursuant to the Company’s Option Plan. Mr. Fahrner was entitled to 150,000 shares in 2007 pursuant to such Option Plan, which he shall receive when the Option Plan is adopted. Mr. Fahrner also is entitled to a car allowance of $500 per month. Finally, Mr. Fahrner is entitled to severance payments consisting of two times his annual salary and bonus plus two years of health insurance coverage in the event of a change of control of the Company.

The Company does not have an employment agreement with its CEO, John Tastad.

Confidentiality Agreements

None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 6, 2008, information concerning ownership of our securities by

•	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;
•	Each person who beneficially owns more than five percent of the outstanding shares of our preferred stock;
•	Each director;
•	Each named executive officer; and
•	All directors and officers as a group.

	Common Stock Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number		Percent
Jeffrey W. Flannery, Chairman	7,892,400		51.2%
John M. Tastad, Chief Executive Officer	0		0
Thomas Black, President and Chief Operating Officer	105,172		*
James J. Fahrner, Chief Financial Officer	19,444	(3)	*	(3)
All directors and executive officers as a group (four persons)	8,017,016		51.9%
Wholesale Realtors Supply	2,499,900	(4)	13.95	% (4)
Carl Rountree	1,666,600	(5)	9.75	%(5)
Eckhart Grohmann Revocable Trust of 1985	1,666,600	(6)	9.75	%(6)

*	Less than one percent.
(1)
Unless otherwise indicated, the address for each of these stockholders is c/o Titan Energy Worldwide, Inc., 55800 Grand River Avenue, Suite 100, New Hudson, MI 48165. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC.
(3)
Mr. Fahrner is the holder of 1 unit from the Company’s Private Offering, consisting of one share of Series D Preferred Stock; one Class A warrant to purchase 3,333 shares at $1.20 exercise price; and one Class B warrant to purchase 3,333 shares at $1.40 exercise price. The Series D Preferred Stock has a 10,000-to-1 conversion ratio into shares of Common Stock. The Class A and Class B Warrants are immediately exercisable. The figure above reflects the 10,000 shares of common stock in the ownership figure even though no conversion of Series D Preferred Stock has taken place. The Series D Preferred Stock votes on an as-converted basis. The figure above also reflects 6,666 shares of common stock in the ownership figure even though none of the warrants have been exercised.

(4)
Wholesale Realtors Supply is the holder of 150 units from the Company’s Private Offering, consisting of an aggregate of 150 shares of Series D Preferred Stock; 150 Class A warrants, each to purchase 3,333 shares at a $1.20 exercise price; and 150 Class B warrants, each to purchase 3,333 shares at a $1.40 exercise price. The Series D Preferred Stock has a 10,000-to-1 conversion ratio into shares of Common Stock. The Class A and Class B Warrants are immediately exercisable. The figure above reflects the 1,500,000 shares of common stock in the ownership figure even though no conversion of Series D Preferred Stock has taken place. The Series D Preferred Stock votes on an as-converted basis. The figure above also reflects 999,900 shares of common stock in the ownership figure, even though none of the warrants have been exercised. The address for Wholesale Realtors Supply is 40 Old Lancaster Rd., #614, Merion Station, PA 19066.

(5)
Carl Rountree is the holder of 100 units from the Company’s Private Offering, consisting of an aggregate of 100 shares of Series D Preferred Stock; 100 Class A warrants, each to purchase 3,333 shares at a $1.20 exercise price; and 100 Class B warrants, each to purchase 3,333 shares at a $1.40 exercise price. The Series D Preferred Stock has a 10,000-to-1 conversion ratio into shares of Common Stock. The Class A and Class B Warrants are immediately exercisable. The figure above reflects the 1,000,000 shares of common stock in the ownership figure even though no conversion of Series D Preferred Stock has taken place. The Series D Preferred Stock votes on an as-converted basis. The figure above also reflects 666,600 shares of common stock in the ownership figure, even though none of the warrants have been exercised. The address for Mr. Rountree is c/o APS Financial, 1301 Capital of Texas, Suite B-220, Austin, TX 78746.

(6)
Eckhart Grohmann Revocable Trust of 1985 is the holder of an aggregate of 100 units from the Company’s Private Offering, consisting of an aggregate of 100 shares of Series D Preferred Stock; 100 Class A warrants, each to purchase 3,333 shares at a $1.20 exercise price; and 100 Class B warrants, each to purchase 3,333 shares at a $1.40 exercise price. The Series D Preferred Stock has a 10,000-to-1 conversion ratio into shares of Common Stock. The Class A and Class B Warrants are immediately exercisable. The figure above reflects the 1,000,000 shares of common stock in the ownership figure even though no conversion of Series D Preferred Stock has taken place. The Series D Preferred Stock votes on an as-converted basis. The figure above also reflects 666,600 shares of common stock in the ownership figure, even though none of the warrants have been exercised. The address for the Trust is 6990 No. Barnett Lane, Milwaukee, WI 53217.

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

Item 12.  Certain Relationships and Related Transactions.

None.

Parents

None.

Promoters and Control Persons

Not applicable.

ITEM 13.  EXHIBITS

Exhibit No.	Identification of Exhibit
3.1*	Articles of Incorporation, filed with the Nevada Secretary of State on November 20, 1998.

3.2*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on February 4, 2000.

3.3*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on February 14, 2001.

3.4*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on August 14, 2002.

3.5*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 4, 2002.

3.6*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on October 15, 2002.

3.7*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on May 2, 2003.

3.8*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on August 31, 2005.

3.9*	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 2006.

3.10*	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on December 26, 2006.

3.11*	Bylaws

4.1*	Certificate of Designation establishing our Series A Preferred Stock, filed August 31, 2005.

4.2*	Certificate of Designation establishing our Series D Preferred Stock filed February 26, 2008

10.1*	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006

10.2*	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006

10.3**	Employment Agreement dated January 1, 2007 between Titan and Thomas Black

10.4**	Employment Agreement dated May 1, 2007 between Titan and James Fahrner

14*	Code of Ethics

16*	Letter Regarding Change of Certifying Accountant (incorporated by reference to Titan’s Form 8-K/A filed on August 6, 2007).

21**	Subsidiaries

23.1**	Consent of UHY LLP

23.2**	Consent of Gruber & Company LLC

31.1**	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Previously filed.
** Filed herewith.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements and reviews of quarterly financial statements included in Form 10Q-SBs for the year ended December 31, 2007 were $50,365.

The aggregate fees billed by Randall Gruber [Gruber & Co. LLC?] for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2006 were $20,000.

Audit-Related Fees

There were no fees billed by UHY LLP for audit-related activities.

The aggregate audit-related fees billed by Randall Gruber for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2006 were $4,000 and for the fiscal year ended December 31, 2005 were $2,250.

Tax Fees

There were no fees billed by UHY LLP and Randall Gruber for tax related fees in the last two fiscal years.

All Other Fees

There were no other fees billed by UHY LLP and Randall Gruber for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

 The firm of UHY LLP ("UHY") acts as our principal independent registered public accounting firm. Through [balance sheet date], UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. UHY has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN ENERGY WORLDWIDE, INC.

Dated: March 31, 2008	By:	/s/ John M. Tastad
John M. Tastad Chief Executive Officer

Dated: March 31, 2008	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

Dated: March 31, 2008	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chairman

Dated: March 31, 2008	By:
Thomas R. Black President

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
3.1*	Articles of Incorporation, filed with the Nevada Secretary of State on November 20, 1998.

3.2*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on February 4, 2000.

3.3*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on February 14, 2001.

3.4*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on August 14, 2002.

3.5*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 4, 2002.

3.6*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on October 15, 2002.

3.7*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on May 2, 2003.

3.8*	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on August 31, 2005.

3.9*	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on June 2, 2006.

3.10*	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on December 26, 2006.

3.11*	Bylaws

4.1*	Certificate of Designation establishing our Series A Preferred Stock, filed August 31, 2005.

4.2*	Certificate of Designation establishing our Series D Preferred Stock filed February 26, 2008

10.1*	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006

10.2*	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006

10.3**	Employment Agreement dated January 1, 2007 between Titan and Thomas Black

10.4**	Employment Agreement dated May 1, 2007 between Titan and James Fahrner

14*	Code of Ethics

16*	Letter Regarding Change of Certifying Accountant (incorporated by reference to Titan’s Form 8-K/A filed on August 6, 2007).

21**	Subsidiaries

23.1**	Consent of UHY LLP

23.2**	Consent of Gruber & Company LLC

31.1**	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Previously filed.
** Filed herewith.