Form 10-Q
period 2008-03-31
Titan Energy Worldwide, Inc.
filed 2008-05-15
CIK 1080398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-26139

Titan Energy Worldwide, Inc.

Nevada	26-0063012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55800 Grand River Avenue, Suite 100, New Hudson, MI 48165
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (248) 446-8557

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

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
Yes ☐ No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: As of May 14, 2008, the issuer had 15,438,167 shares of its common stock issued and outstanding.

PART I.
ITEM 1.  Financial Statements
Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	Dec. 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,667,173	$742,564
Accounts receivable, less allowance for doubtful accounts of $52,000 and $50,000, respectively	684,285	1,089,845
Inventories	828,434	598,207
Other current assets	119,781	137,005
Total current assets	3,299,673	2,567,621
Property and equipment, net	152,233	133,421
Customer and distribution lists, net	1,243,705	1,280,034
Goodwill	1,599,160	1,599,160
Other Assets	16,671	22,532
Total assets	$6,311,442	$5,602,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable-current portion	$526,226	$544,425
Accounts payable	756,425	882,126
Accrued compensation	194,649	461,335
Accrued liabilities – other	192,006	383,295
Customer deposits and deferred revenue	35,101	72,903
Total current liabilities	1,704,407	2,474,654
Notes payable, less current portion	1,283	3,670
Total liabilities	1,705,690	2,478,324

Commitments and Contingencies

Stockholders’ equity
Common stock 1,900,000,000 shares authorized, $.0001 par value, issued and outstanding 15,438,167 and 15,398,205	1,544	1,540
Preferred Stock Series D, authorized 10,0000,0000 issued and outstanding 657 and 411, $.0001 par value	1	1
Additional paid in capital	26,974,084	24,169,118
Accumulated deficit	(22,369,877)	(21,046,215)
Total stockholders’ equity	$4,605,752	$3,124,444
Total liabilities and stockholders’ equity	$6,311,442	$5,602,768

See notes to unaudited consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended
	March 31,
	2008	2007
Sales of equipment	$739,622	$2,185,493
Sales of service and parts	458,237	394,555
Total sales	1,197,899	2,580,048

Material cost and labor for equipment	653,238	1,963,321
Material cost and labor for service and parts	390,311	433,574
Total cost of sales	1,043,549	2,396,895

Gross Profit	154,350	183,153

Salaries, wages and benefits	436,518	305,040
Consulting and professional fees	138,688	252,909
Other	286,281	108,653
Total general and administrative expenses	861,487	666,602

Loss from operations	(707,137)	(483,449)

Interest expenses	15,175	38,475
Amortization of debt discount and financing cost	8,188	361,943

Net loss	(730,500)	(883,867)
Preferred dividend from beneficial conversion feature Series D	(593,162)	-

Net loss available to common shareholders	$(1,323,662)	$(883,867)

Weighted average number of shares outstanding	15,409,181	492,071

Basic and Diluted Net Loss Per Common Share	$(0.09)	$(1.80)

See notes to unaudited consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(730,500)	$(883,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock	-	38,500
Depreciation and amortization	50,164	45,215
Amortization of debt discount	8,188	361,943
Changes in operating assets and liabilities:
Accounts receivable	405,560	669,479
Inventories	(230,227)	(133,202)
Other assets	20,784	(26,249)
Accounts payable	(125,700)	84,860
Accrued liabilities	(417,344)	(342,753)
Customer deposits	(37,802)	(400,459)
Net cash used in operating activities	(1,056,877)	(586,830)
Investing activities:
Increase in fixed assets	(32,648)	(53,986)
Net cash used in investing activities	(32,648)	(53,986)
Financing activities:
Proceeds from issuance of Preferred Series D Stock	2,181,837	-
Payment of financing costs	(5,888)	(81,250)
Proceeds from issuance of notes	411,327	1,246,135
Payment of notes	(403,142)	(657,729)
Purchase of common stock warrants	(170,000)
Other		116,186
Net cash provided by financing activities	2,014,134	623,342
Increase (decrease) in cash and cash equivalents	924,609	(17,174)
Cash and cash equivalents, at December 31,2007 and 2006	742,564	31,479
Cash and cash equivalents, at March 31, 2008 and 2007	$1,667,173	$14,305

See notes to unaudited consolidated financial statements.

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

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s preferred stock, plus a Note payable to Stellar shareholders of $823,000. The Stellar shareholders also received 1,000,000 shares of common stock. Stellar provides products and services to protect an industry’s critical equipment from power outages, over/under voltage or transient surges and harmonic distortion.

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Effective August 13, 2007, the Company agreed to the conversion of its Series A Preferred Stock into common stock according to the formulas set forth in the Certificate of Designation. Each share of Series A Preferred Stock converted 200:1 into shares of Common Stock. In addition, the Company converted the Series B Preferred Stock into $2.00 of Common Stock and shares of Series C Preferred Stock into $1.50 of Common Stock. The effective date for these transactions was August 13, 2007 and the amount of Common Stock increased by 10,664,508 shares. The price of the Common Stock, based on the five days closing price before the effective date was $1.07. The Series B and Series C stockholders had an option to take a Note due on August 13, 2008 with 11% interest. In total, the Company has issued Notes totaling $159,882. Since these preferred shares were not yet convertible under the original conversion terms, these transactions have been accounted for as an extinguishment of the convertible preferred shares resulting in charges to retained earnings of $9,767,847 for the excess of the fair market value of the common stock issued over the recorded amount of the preferred stock.

Following is a summary of the Company’s significant accounting policies.

Restatement of Consolidated Financial Statements:

The Company has restated its consolidated balance sheet as of March 31, 2007, and the related consolidated statements of operations, and cash flows for the three months ended March 31, 2007. The restatements relate to 1) the Company’s recognition of Beneficial Conversion Features on convertible debt with detachable warrants that were issued in the first quarter. In the quarter ended March 31, 2007, the Company issued convertible notes with detachable warrants for gross proceeds of $875,000. This amount was allocated based on the relative fair value with warrants allocated $79,303 and the convertible debt allocated $795,697. Some of the convertible debt had a beneficial conversion feature “in-the-money” at the commitment date requiring the Company to determine the discount related to this debt pursuant to under EITF 98-5. The Company’s evaluation has determined that the discount was $454,851. This amount will be amortized to expense as additional interest over the term of these Notes. The amortization expense for the three months ended March 31, 2007 was $304,714. The warrants are exercisable to 2012 and will also be amortized as additional interest expense over the term of the Notes. The amortization of the warrants for three months ended March 31, 2007 was $30,653.

Principles of Consolidation

 The financial statements include the accounts of the Company and its 100% owned subsidiaries, TEDI and Stellar.

Basis of Presentation and Going Concern

 The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2008 of $730,500 and at March 31, 2008 had an accumulated deficit of $22,369,877. The accumulated deficit includes a charge of $9,767,847 for the early extinguishment of the Series A, B and C Preferred Stock and issuance of Common Stock in 2007. In addition, the Company issued Series D Convertible Preferred Stock with a Beneficial Conversion Feature which resulted in recording a preferred stock dividend of $4,076,646. The accumulated deficit without these transactions would have been $8,525,384. However, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	Management has acquired companies that they believe will be cash positive.
•
Management has completed an offering for Series D Preferred Stock with detachable warrants. The result of the offering was to raise approximately $6.0 million of cash and to convert $1.8 million of debt into common stock. An additional $491,000 of debt was converted into Series D Preferred Stock. As of March 31, 2008, the Company had cash balances of approximately $1.7 million.

•	The Company has received an order for five units of the Sentry 5000TM, which should have positive impact on the profitability and cash flow.
•	Company plans include acquiring additional companies as well as raising additional financing to fund these purchases.

Supplemental Cash Flow Information Regarding Non-Cash Transactions.

During the three months ended March 31, 2008 and 2007, the Company has entered into several non-cash transactions in order to provide financing for the Company in order to conserve cash. The table below shows the transactions that occurred during the three months ended March 31, 2008 and 2007.

	2008	2007
Stock issued for services	$—	$38,500
Stock issued to convert long-term debt	$29,968	$924

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Advertising Costs

Advertising and marketing costs are expensed as incurred. There were advertising and marketing costs for the period ended March 31, 2008 of $66,617. There were no significant costs expended on advertising or marketing in the three months ended March 31, 2007.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 was issued to clarify the requirements of SFAS No. 109 relating to the recognition of income tax benefits. As of December 31, 2007, the Company had no unrecognized tax benefits due to uncertain tax positions.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Stock-Based Compensation

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Effective January 1, 2006, we adopted SFAS No. 123R fair value method of accounting for share-based payments. Accordingly, the adoption of SFAS No. 123R’s fair value method may have a significant impact on the Company’s results of operations as we are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those rewards. SFAS No. 123R permits public companies to adopt its requirements using either the modified prospective method or the modified retrospective method. The Company adopted SFAS No. 123R using the modified prospective method. Options or share awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

Stock Split

In August 2007, the Company’s Board of Directors approved a fifteen (15) to one (1) reverse stock split of common stock. The par value of the Company’s common stock remains $.0001 per share. All share and per share amounts have been restated to reflect the fifteen (15) to one (1) reverse stock split, except for the statements of stockholders’ equity which reflect the stock split by reclassifying from Common Stock to Additional Paid-in Capital an amount equal to the par value of the shares cancelled to effect the reverse stock split.

Fair value of financial instruments

 The Company uses the following methods and assumptions to estimate the fair value of derivative and other financial instruments at the relative balance sheet date:

☐	Short-term financial statements (cash equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities) - cost approximates fair value because of the short maturity period.
☐	Long-term debt - fair value is based on the amount of future cash flows associated with each debt instrument discounted at our current borrowing rate for similar debt instruments of comparable terms.

Segment Reporting

 Based on the Company’s integration and management strategies, the Company operated in a single business segment.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Recent Accounting Pronouncements

 The following are new accounting standards and interpretations that may be applicable in the future to the Company.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 161.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, determined by a first in, first out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following at March 31, 2008 and December 31, 2007:

	2008	2007
Parts	$570,296	$416,862
Work in process	144,994	68,286
Finished Goods	113,144	113,059
	$828,434	$598,207

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 - NOTES PAYABLE

Notes Payable consists of the following at March 31, 2008 and December 31, 2007:

	2008	2007
Revolving Line of credit with interest is prime plus 2.0 % with a minimum interest rate of 8% and due March 3, 2009	$413,558
Bank line of Credit with 9.25% interest due on demand		$403,142
One promissory note payable, bearing interest at 11%, due August 13, 2008	103,969	132,734
Other loans	9,982	12,229
Total	$527,509	$548,095
Less Current portion	526,226	544,425
Balance long-term debt	$1,283	$3,670

The Company issued a private placement memorandum through which it sold 657 Units from October 1, 2007 through January 31, 2008. Each Unit was sold at $10,000 and consisted of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Gross funds from the Offering totaled approximately $6.5 million. Also during this time, holders of $1,929,921 of 11% Secured Convertible Notes converted their Notes and accrued interest into shares of common stock at $0.50 per share, and holders of $491,000 of 11% Promissory Notes due in December 2008 converted their Notes into the Offering. Net proceeds from the Offering were approximately $5.2 million in cash with a reduction in convertible debt of $2.3 million in proceeds from the converted debt. Approximately $1.5 million of the cash proceeds has been used to pay down debt.

The Company issued 11% Promissory Notes to former holders of shares of the Company’s Series B and Series C Preferred Stock. These Notes are due August 13, 2008 and are not convertible and do not have any warrants. The Company may elect to prepay without penalty. During the first quarter of 2008, one of the former shareholders elected to convert his Note and accrued interest of $29,968 for 23,962 shares of common stock.

In March 2008, Stellar refinanced their bank credit line with a Revolving Line of Credit of $750,000 due March 3, 2009. Borrowings under this facility are subject to a borrowing base formula consisting of 75% of the accounts receivable balances under 90 days plus 50% of the inventories, up to a maximum of $125,000.

Accrued interest is included in accrued liabilities at March 31, 2008 and December 31, 2007 in the amounts of $6,375 and $5,600, respectively.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the three months ended March 31:
	2008	2007
Income taxes at the statutory rate	$(248,370)	$(300,514)
Valuation allowance	236,019	288,163
Permanent differences and other, net	12,351	12,351
Total income taxes	$-	$-

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

In September 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes take effect January 1, 2008, and, because they are based or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes,” apply as of the enactment date. The law, as amended, establishes a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of March 31, 2008, and has an indefinite carry-forward period. The enactment of the MBTA, as amended, does not have a material impact on the consolidated financial statements of the Company as of March 31, 2008.

NOTE 5 – SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Each Unit was offered at $10,000. The holder of the Convertible Preferred Stock may, at any time, convert their shares, in whole or in part, into shares of Common Stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of Common Stock. Each A Warrant and B Warrant entitles the holder to purchase three thousand three hundred and thirty-three (3,333) shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

The Units were offered by the Company on a “reasonable efforts” basis only to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended), on a minimum of 100 Units ($1,000,000), and a maximum of 1,000 Units ($10,000,000) at a price of $10,000 per Unit. The offering closed on January 31, 2008. The Company had closings for cash gross proceeds of approximately $6.0 million. Approximately $513,000 of 11% Promissory Notes and accrued interest was converted into the Offering at a 10% discount from the Offering price. Net cash proceeds to the Company were approximately $5.2 million. The proceeds from the closings have been used to retire debt, repurchase stock warrants and fund inventory and operating costs.

The Units offered include warrants and a beneficial conversion feature as the Series D Preferred Stock was convertible and in the money at closing dates. The Company has determined the value of the warrants to be $2,135,434 and the value of Series D Preferred stock to be $3,521,558. The Company has valued the beneficial conversion feature of $4,217,541. This amount is treated as a preferred stock dividend with the amount increasing paid in capital and reducing retained earnings. In the three months period ending March 31, 2008, the increase in the preferred dividend was $593,162.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

NOTE 6 – COMMON STOCK TRANSACTIONS

In the three months ended March 31, 2008, the Company settled an 11% Noteholder obligation by converting the Note to common stock. This transaction resulted in the issuance of 23,962 common shares. The price for conversion was based on the current market price for the stock of $1.25 per share.

In conjunction with the Company’s private placement offering of its Series D Convertible Preferred Stock, Note holders with $1,929,922 of 11% convertible debt plus accrued interest elected to convert their debt into common stock. The conversion price was $0.50 per share resulting in the issuance of 3,859,844 common shares.

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

NOTE 7 – COMMON STOCK WARRANTS

During the past 15 months, the Company raised capital through short-term bridge debt and through the private placement of its Series D Convertible Preferred Stock. These transactions included warrants for the investor and the brokers. The total numbers of warrants issued for the three months ended March 31, 2008 and for the year ended December 31, 2007 were 1,788,336 and 6,119,084, respectively. None of the warrants have been exercised this year. The following table shows the warrants outstanding at March 31, 2008:

Number of Warrants	Exercise Price	Expiration Date

1,172,500	$0.35	January 2012
553,800	$0.50	April- July 2012
646,100	$0.625	April- July 2012
316,000	$0.75	August 2010
2,189,760	$1.20	October-December 2010
839,500	$1.25	October-December 2010
2,189,760	$1.40	October-December 2010

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

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

Statements included in this Management’s Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us, and (ii) the lack of resources to maintain our good standing status and requisite filings with the SEC. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

OUR BUSINESS

We are a manufacturer, distributor and service provider for power generation equipment, emergency power equipment and specialized mobile utility systems in the U.S. and internationally. We provide equipment and service to fire stations, police stations, the US military, hospitals, schools, manufacturers, municipalities, businesses and homes from manufacturers such as Generac Power Systems, Inc.

In 2006, we acquired two companies in the distributed energy and generator manufacturing industries: Titan Energy Development Inc., (“TEDI”) and Stellar Energy Services, Inc. (“Stellar”). TEDI merged with the Company on July 21, 2006, making us a manufacturer and supplier of a unique disaster recovery mobile utility system called the Sentry 5000TM. We have executed a distribution agreement with Katolight Corporation, a prominent supplier of power generation equipment, to represent the Sentry 5000TM through its national distribution network.

The Company also has embarked on the development of a hybrid Sentry 5000 in conjunction with several government and nonprofit agencies.

Stellar was acquired by the Company on December 28, 2006 giving us an established distributorship for emergency and standby power in four Midwestern states. Since 2006, we have installed hundreds of stand-by energy systems for customers in our territories.

In January 2008, we closed on a Private Placement Offering of the Company’s Series D preferred stock and warrants, raising approximately $6.0 million in gross proceeds and converting nearly 2.0 million in debt. Net proceeds were used to finance inventory and for general operations.

PLAN OF OPERATIONS

In 2006, we acquired and merged with two corporations and entered a totally new marketplace. In 2007, our operations represent the operations of our two subsidiaries: Stellar and TEDI. Stellar was a business with an established customer base and accounts for most of the sales. TEDI sold two Sentry 5000TM units in 2007.

We have had some success in raising capital during 2007 which management believes gives us sufficient operating capital for the remainder of the year; however, we will need additional capital to continue our operations, as well as to consummate any new business opportunities and will endeavor to raise funds through the sale of equity shares, convertible debt securities and revenues from operations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Sales

Sales for the three months ended March 31, 2008 were $1,197,899 compared to $2,580,048 for the three months ended March 31, 2007. The sale of equipment declined by $1,445,871. The primary reason for the decrease in sales was due primarily to our strategy to minimize sales of low margin equipment and, to a lesser extent, to a delay in delivery of equipment due to the severe weather conditions in our territory. In the first quarter of 2007, we had equipment sales of approximately $800,000 with an average margin of 7%. The delay in deliveries will be captured in the second quarter. In the three months ended March 31, 2008, sales of service and parts increased by 16.1% to $458,237. This growth is attributable to a more aggressive marketing program for service contracts. In late 2007, we entered into a master distribution contract with Katolight, a national generator distribution company, to distribute the Sentry 5000TM. We have received our first significant order from this relationship for five Sentry 5000 TM units. This order is valued at $625,000 and shipment is scheduled for early July. In addition, we have a developmental subcontract to provide an electric hybrid to the military. This contract is valued at approximately $630,000 and sales recognized in the three months ended March 31, 2008 were $50,000. Based on the contract schedule, an estimated $200,000 should be recognized from this contract in the second quarter of this year.

Cost of Sales

Cost of sales was $1,043,549 for the three months ended March 31, 2008 compared to $2,396,895 for the three months ended March 31, 2007. Cost of sales as a percentage of sales was 87.1% for the three months ended March 31, 2008 as compared to 92.9% for the three months ended March 31, 2007. The improvement in the margin is attributable to not accepting low equipment margins and a turnaround of the service margins through improved efficiency and higher prices. We expect that gross margins will improve during 2008 due to increased sales of the Sentry 5000TM which has a higher margin than traditional generator sales.

General and Administrative Expenses

General and administrative expenses were $861,487 for the three months ended March 31, 2008, compared to $666,602 for the three months ended March 31, 2007, an increase of $194,885. We have moved from using consultants in 2007 to full time salary employees which resulted in higher salary and wages and lower consulting fees, an increase of approximately $15,000 in costs for the three months ended March 31, 2008. The launch of the Sentry 5000TM has cost approximately $70,000 in advertising, trade shows and marketing materials for the three months ended March 31, 2008, however we believe that the investment in our marketing program will result in higher exposure for the Sentry 5000TM which will potentially increase our lead generation and future orders. The remainder of the increase is due to travel and office related costs resulting from having an increase in the number of employees.

Interest Expense

Net interest expense for the three months ended March 31, 2008 was $15,175 compared to $38,475 for the three months ended March 31, 2008. The lower costs are attributable to a reduction in our debt due to the funds raised in 2007 through the Private Placement Offering of Series D Preferred stock. We have also replaced our working capital financing with an 8% line of credit, which went effective March 3, 2008.

Amortization of Debt Discounts and Financing Costs

For the three months ended March 31, 2008, the amortization was $8,188 which related to the refinancing of our credit line. During the three months ended March 31, 2007, we had issued convertible debt with warrants as short term financing. Some of this debt had a beneficial conversion feature “in-the-money” at commitment date requiring us to determine the discount related to this debt under pursuant to EITF 98-5. This resulted in amortization of debt discount and financing costs of $361,943. We had no similar issuance debt in the three months ended March 31, 2008.

Liquidity and Capital Resources

During the three months ended March 31, 2008, cash used by operations was $1,056,877. We intend to continue to find ways to expand our business through new product development and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. Losses may result if the costs of technology development and marketing are greater than the income from operations.

During the three months ended March 31, 2008, we incurred a net loss of $730,500 compared to $883,867 for the three months ended March 31, 2007. The net losses for March 31 2008 and 2007 include non-cash charges of $58,352 and $455,655, respectively. The higher non-cash charges in 2007 were the result of issuing convertible securities with warrants that had beneficial conversion features. We used cash for investing activities of $32,648 and the net cash provided by financing activities was $2,014,134. This included $2,405,000 in gross proceeds from the completion of our private placement of the Series D Preferred Stock, which less commissions, resulted in approximately $2,181,000 in net proceeds. These proceeds have been used to build inventory and fund operations. As of March 31, 2008, we have approximately $1.7 million of cash. A portion of this cash will be used to finance the Sentry 5000TM orders. As these units are sold, the collection of the account receivables should provide the funding to build new orders. The remainder of the cash will be used to fund operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 4. Controls and Procedures

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings

On April 1, 2008, the Company and its wholly-owned subsidiary, Titan Energy Development, Inc. (“TEDI”), along with Thomas Black, the Company’s President, and Donald Snede, a former director of TEDI were served with a summons and complaint (the “Complaint”) by Erbus, Inc. (“Erbus”) in the United States District Court, Fourth Judicial District, State of Minnesota, County of Hennepin. The Complaint alleges that the Company violated a confidentiality agreement with Erbus and used unspecified and allegedly confidential, proprietary and trade secret information related to a mobile emergency response unit that Erbus had been trying to develop. The Complaint seeks injunctive relief and damages in an amount greater than $50,000.

Counsel for the Company has reviewed and investigated the factual predicate for the claims and believes that there is no basis for the allegation or claims. The Company believes that it did not violate any agreement or use any confidential or proprietary information and that it has a meritorious defense to the suit and intends to vigorously defend the matter. The Company also is evaluating whether action is warranted against Erbus and others for past and current activities.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submissions of Matters to a Vote of Security Holders

None.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits

Exhibit No.	Description
31.1
Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN ENERGY WORLDWIDE, INC.

May 15, 2008	By:	/s/ John Michael Tastad
John Michael Tastad Chief Executive Officer

May 15, 2008	By:	/s/ James J. Fahrner
James J. Fahrner
Chief Financial Officer

EXHIBIT INDEX

No.	Description
31.1
Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.