Form 10-Q
period 2008-06-30
Titan Energy Worldwide, Inc.
filed 2008-08-14
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐; No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares of each issuer’s class of common stock as of the latest practicable date: As of August 4, 2008, the issuer had 15,719,041 shares of its common stock issued and outstanding.

PART I

ITEM 1. Financial Statements

Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$670,715	$742,564
Accounts receivable, less allowance for doubtful accounts of $52,000 and $50,000, respectively	1,844,470	1,089,845
Inventory	1,248,241	598,207
Other current assets	94,283	137,005
Total current assets	3,857,709	2,567,621
Property and equipment, net	160,433	133,421
Customer and distribution lists	1,207,377	1,280,034
Goodwill	1,599,160	1,599,160
Other assets	15,199	22,532
Total assets	$6,839,878	$5,602,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable-current portion	$706,351	$544,425
Accounts payable	1,411,363	882,126
Accrued compensation	230,883	537,584
Accrued liabilities – other	112,160	437,616
Customer deposits and deferred revenue	91,193	72,903
Total current liabilities	2,551,950	2,474,654
Notes payable, less current portion	–	3,670
Total liabilities	2,551,950	2,478,324

Commitments and Contingencies

Stockholders’ equity
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued and outstanding 15,438,167 and 15,398,205	1,544	1,540
Preferred Stock Series D, 10,000,000 authorized, $.0001 par value, issued and outstanding 657 and 411	1	1
Additional paid in capital	26,946,084	24,169,118
Accumulated deficit	(22,659,701)	(21,046,215)
Total stockholders’ equity	$4,287,928	$3,124,444
Total liabilities and stockholders’ equity	$6,839,878	$5,602,768

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Sales of equipment	$2,212,380	2,294,144
Sales of service and parts	482,539	509,704
Total sales	2,694,919	2,803,848

Material cost and labor for equipment	1,840,381	1,900,661
Material cost and labor for service and parts	331,103	452,077
Total cost of sales	2,171,484	2,352,738
Gross profit	523,435	451,110

Salaries, wages and benefits	389,788	221,624
Consulting and professional fees	185,829	217,374
Other general and administrative expense	225,510	182,577
Total general and administrative expenses	801,127	621,575

Loss from operations	(277,692)	(170,465)

Interest expenses	10,537	65,474
Amortization of debt discount and financing cost	1,472	279,031
Net loss	$(289,701)	$(514,970)
Weighted average number of shares outstanding	15,438,167	608,841
Basic and diluted net loss per common share	$(0.02)	$(0.85)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Sales of equipment	$2,952,043	4,479,637
Sales of service and parts	940,775	904,259
Total sales	3,892,818	5,383,896

Material cost and labor for equipment	2,504,867	3,863,982
Material cost and labor for service and parts	710,446	885,651
Total cost of sales	3,215,313	4,749,633
Gross profit	677,505	634,263

Salaries, wages and benefits	826,306	526,664
Consulting and professional fees	323,295	470,283
Other general and administrative expense	512,782	301,544
Total general and administrative expenses	1,662,383	1,298,491

Loss from operations	(984,878)	(664,228)

Interest expenses	25,836	103,949
Amortization of debt discount and financing cost	9,661	641,065
Net loss	$(1,020,375)	$(1,409,242)
Preferred dividend from beneficial conversion feature on Series D	(593,162)	–
Net loss available to common shareholders	$(1,613,537)	$(1,409,242)
Weighted average number of shares outstanding	15,423,893	507,685
Basic and diluted net loss per common share	$(0.10)	$(2.78)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(1,020,375)	$(1,409,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock	–	88,500
Depreciation and amortization	101,657	93,733
Amortization of debt discount	9,661	641,065
Changes in operating assets and liabilities:
Accounts receivable	(754,625)	290,961
Inventory	(650,034)	3,038
Other assets	46,282	(38,574)
Accounts payable	529,290	174,719
Accrued liabilities	(460,944)	(256,762)
Customer deposits	18,290	(639,372)
Net cash used in operating activities	(2,180,798)	(1,051,934)
Investing activities:
Increase in fixed assets	(56,012)	(63,298)
Net cash used in investing activities	(56,012)	(63,298)
Financing activities:
Proceeds from issuance of Preferred Series D Stock	2,153,837	–
Payment of financing costs	(5,888)	(403,290)
Proceeds from issuance of notes	594,558	2,808,667
Payment of notes	(407,546)	(1,455,661)
Proceeds from issuance of common stock	–	41,960
Purchase of common stock warrants	(170,000)	123,635
Net cash provided by financing activities	2,164,961	1,115,311
Increase (decrease) in cash and cash equivalents	$(71,849)	$79
Cash and cash equivalents, at December 31, 2007 and 2006	742,564	31,479
Cash and cash equivalents, at June 30, 2008 and 2007	$670,715	$31,558

See accompanying notes to consolidated financial statements.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the “Company”) was incorporated on December 28, 2006, in the state of Nevada and was formerly known as “Safe Travel Care, Inc.,” a Nevada corporation.

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

On August 1, 2007, the Company’s Articles of Incorporation were amended to effect an up to Fifty (50) to One (1) reverse stock split of the issued and outstanding shares of common stock. As a result, a Fifteen (15) to One (1) reverse split took effect on August 10, 2007. The result of this split was to reduce the outstanding shares of common stock from approximately 11,602,777 as of August 9, 2007, to approximately 773,518 shares as of August 10, 2007.

On August 10, 2007, the Company changed its trading symbol to “TEWI.OB,” and is currently trading on the OTCBB.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Effective August 13, 2007, the Company agreed to the conversion of its Series A Preferred Stock into common stock according to the formulas set forth in the Certificate of Designation. Each share of Series A Preferred Stock converted 200:1 into shares of Common Stock. In addition, the Company converted the Series B Preferred Stock into $2.00 of Common Stock and shares of Series C Preferred Stock into $1.50 of Common Stock. The effective date for these transactions was August 13, 2007, and the amount of Common Stock increased by 10,664,508 shares. The price of the Common Stock, based on the five days closing price before the effective date was $1.07. The Series B and Series C stockholders had an option to take a Note due on August 13, 2008, with 11% interest. In total, the Company has issued Notes totaling $159,882. Since these preferred shares were not yet convertible under the original conversion terms, these transactions have been accounted for as an extinguishment of the convertible preferred shares resulting in charges to retained earnings of $9,767,847 for the excess of the fair market value of the common stock issued over the recorded amount of the preferred stock.

At June 30, 2008 and December 31, 2007 the Company has no Preferred Stock Series A, B and C outstanding.  The description of these securities:

Preferred Stock, Series A, authorized 10,000,000, $.0001 par value
Preferred Stock, Series B, authorized 10,000,000, $.0001 par value
Preferred Stock, Series C, authorized 10,000,000, $.0001 par value

Following is a summary of the Company’s significant accounting policies.

Principles of Consolidation

The financial statements include the accounts of the Company and its 100% owned subsidiaries, TEDI and Stellar.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2008 of $1,020,375 and at June 30, 2008, had an accumulated deficit of $22,659,701. The accumulated deficit includes a charge of $9,767,847 for the early extinguishment of the Series A, B and C Preferred Stock and issuance of Common Stock in 2007. In addition, the Company issued Series D Convertible Preferred Stock with a beneficial conversion feature which resulted in recording a preferred stock dividend of $4,076,646. The accumulated deficit without these transactions would have been $8,815,208. However, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

•	Management has acquired companies that they believe will be cash positive.

•
Management has completed an offering for Series D Preferred Stock with detachable warrants. The result of the offering was to raise approximately $6.0 million of cash and to convert $1.8 million of debt into common stock. An additional $491,000 of debt was converted into Series D Preferred Stock. As of June 30, 2008, the Company had cash balances of approximately $670,715.

•
The Company has received an order for five units of the Sentry 5000TM, which are scheduled to ship in July and August with a sales price of $625,000. The first unit was shipped in July and the second unit was shipped August 1, 2008.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

•	Company plans include acquiring additional companies as well as raising additional financing to fund these purchases.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and six months ended June 30, 2008, and 2007, the Company has entered into several non-cash transactions in order to provide financing for the Company in order to conserve cash. The table below shows the transactions that occurred during the three months and six months ended June 30, 2008, and 2007.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Stock for Services	–	$50,000	–	$38,500
Stock issued to convert long - term debt	–	$1,849	$29,968	$2,773

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

Advertising Costs

Advertising and marketing costs are expensed as incurred. There were advertising and marketing costs for the three and six months ended June 30, 2008, of $23,000 and $89,000, respectively. There were no significant costs expended on advertising or marketing in the three or six months ended June 30, 2007.

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

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS No. 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.

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

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, determined by a first in, first out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following at June 30, 2008, and December 31, 2007:

	2008	2007
Parts	$599,140	$416,862
Work in Process	426,067	68,286
Finished Goods	223,034	113,059
	$1,248,241	$598,207

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 3 - NOTES PAYABLE

Notes Payable consists of the following at June 30, 2008, and December 31, 2007:

	2008	2007
Revolving line of credit, prime plus 2.0% with minimum interest rate of 8% and due March 3, 2009	$594,558
Bank line of Credit with 9.25% interest due on demand		$403,142
Promissory note payable, bearing interest at 11% due August 13, 2008	103,969	132,734
Other Loans	7,824	12,229
Total	$706,351	$548,105
Less current portion	706,351	544,435
Long -term Debt	$-	$3,670

The Company issued a private placement memorandum through which it sold 657 Units from October 3, 2007, through January 31, 2008. Each Unit was sold at $10,000 and consisted of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Gross funds from the Offering totaled approximately $6.0 million. Also during this time, holders of $1,929,921 of 11% Secured Convertible Notes converted their Notes and accrued interest into shares of common stock at $0.50 per share, and holders of $491,000 of 11% Promissory Notes due in December 2008 converted their Notes into the Offering. Net proceeds from the Offering were approximately $5.2 million in cash with a reduction in convertible debt of $2.3 million in proceeds from the converted debt. Approximately $1.5 million of the cash proceeds has been used to pay down debt.

The Company issued 11% Promissory Notes to former holders of shares of the Company’s Series B and Series C Preferred Stock. These Notes are due August 13, 2008, and are not convertible and do not have any warrants. The Company may elect to prepay without penalty. During the first quarter of 2008, one of the former shareholders elected to convert his Note and accrued interest of $29,968 for 23,962 shares of common stock.

In March 2008, Stellar refinanced their bank credit line with a Revolving Line of Credit of $750,000 due March 3, 2009. Borrowings under this facility are subject to a borrowing base formula consisting of 75% of the accounts receivable balances under 90 days plus 50% of the inventories, up to a maximum of $125,000.

Accrued interest is included in accrued liabilities at June 30, 2008, and December 31, 2007, in the amounts of $10,102 and $5,600, respectively.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 4 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Income taxes at the statutory rate	$(98,500)	$(175,090)	$(346,927)	$(475,605)
Valuation Allowance	84,464	89,549	318,616	231,202
Permanent differences and other	14,036	85,541	28,311	244,403
Total income taxes	$–	$–	$–	$–

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

In September 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes take effect January 1, 2008, and, because they are based or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes,” apply as of the enactment date. The law, as amended, establishes a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of June 30, 2008, and has an indefinite carry-forward period. The enactment of the MBTA, as amended, does not have a material impact on the consolidated financial statements of the Company as of June 30, 2008.

NOTE 5 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company commenced a private placement to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Each Unit was offered at $10,000 (the “Series D Private Placement”). The holder of the Convertible Preferred Stock may, at any time, convert their shares, in whole or in part, into shares of Common Stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of Common Stock. Each A Warrant and B Warrant entitles the holder to purchase three thousand three hundred and thirty-three (3,333) shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Units were offered by the Company on a “reasonable efforts” basis only to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended), on a minimum of 100 Units ($1,000,000), and a maximum of 1,000 Units ($10,000,000) at a price of $10,000 per Unit. The offering closed on January 31, 2008. The Company had closings for cash gross proceeds of approximately $6.0 million. Approximately $513,000 of 11% Promissory Notes and accrued interest were converted into the Offering at a 10% discount from the Offering price. Net cash proceeds to the Company were approximately $5.2 million. The proceeds from the closings have been used to retire debt, repurchase stock warrants and fund inventory and operating costs.

The Units offered include warrants and a beneficial conversion feature as the Series D Preferred Stock was convertible and in the money at closing dates. The Company has determined the value of the warrants to be $2,135,434 and the value of Series D Preferred stock to be $3,521,558. The Company has valued the beneficial conversion feature of $4,217,541. This amount is treated as a preferred stock dividend with the amount increasing paid-in capital and reducing retained earnings. The increase in the preferred dividend in 2008 was $593,162.

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

NOTE 6 - COMMON STOCK TRANSACTIONS

During the first quarter of 2008, the Company settled an 11% Noteholder obligation by converting the Note to common stock. This transaction resulted in the issuance of 23,962 common shares. The price for conversion was based on the current market price for the stock of $1.25 per share.

In conjunction with the Company’s private placement offering of its Series D Convertible Preferred Stock, Note holders with $1,929,921 of 11% convertible debt plus accrued interest elected to convert their debt into common stock. The conversion price was $0.50 per share resulting in the issuance of 3,859,844 common shares.

On August 1, 2007, the Company’s Articles of Incorporation were amended to effect an up to Fifty (50) to One (1) reverse stock split of the issued and outstanding shares of common stock. As a result, a Fifteen (15) to One (1) reverse split took effect on August 10, 2007. The result of this split was to reduce the outstanding shares of common stock from approximately 11,602,777 as of August 9, 2007, to approximately 773,518 shares as of August 10, 2007. All shares and per share amounts have been restated to reflect the Fifteen (15) to One (1) reverse stock split, except for the statements of stockholders’ equity which reflect the stock split by reclassifying from Common Stock to Additional Paid-in Capital an amount equal to the par value of the shares cancelled to effect the reverse stock split.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On August 1, 2007, the Company filed an amended Certificate of Designation for its Series A Preferred Stock to effect a Fifty (50) to One (1) reverse stock split of the issued and outstanding shares of the Series A Preferred Stock. The result of this amendment was to reduce the outstanding shares of Series A Preferred Stock at August 1, 2007, from 2,000,000 shares to approximately 40,000 shares.

During the third quarter of 2007, the Company agreed with the holders of Series A, B and C Preferred Stock to exchange their shares for Common Stock. These shares were not convertible at the time of the exchange, thus, resulting in an extinguishment of the preferred shares and issuance of new common shares. The accounting treatment for this extinguishment resulted in a charge to retained earnings for the excess of the fair market value of the common stock over the amount recorded upon issuance of the preferred stock. The Company’s extinguishment charge was $9,767,867 for the following transactions:

•	The Company converted the Series A Preferred Stock to common stock according to the formulas set forth in the Certificate of Designation. Each share of Series A was converted 200:1 to common shares.

•	The Company agreed with the holders of Series B Preferred Stock to convert into $2.00 worth of common shares.

•	The Company agreed with the holders of Series C Preferred Stock to convert into $1.50 worth of common shares.

The price of the Common Stock, based on the five days closing price before the effective date of August 13, 2007, was $1.07. The effective date for these transactions was August 13, 2007, and the increase in Common Stock was 10,664,508 shares. The holders for Series B and C Preferred Stock had an option to take a Note due in August 13, 2008, with 11% interest. The Company has issued Notes totaling $159,882. One of these notes was paid off early at a discount. The current outstanding balance is $132,724.

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

NOTE 7 - COMMON STOCK WARRANTS

During the past 18 months, the Company raised capital through short-term bridge debt and through the private placement of its Series D Convertible Preferred Stock. These transactions included warrants for the investor and the brokers. The total numbers of warrants issued for the six months ended June 30, 2008, and for the year ended December 31, 2007, were 1,750,736 and 5,927,284, respectively. None of the warrants have been exercised this year. The following table shows the warrants outstanding at June 30, 2008:

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Number of Warrants	Exercise Price	Expiration Date
1,172,500	$0.35	January 2012
553,800	$0.50	April-July 2012
478,800	$0.625	June 2012
54,800	$0.625	January 2013
79,000	$0.75	September 2010
158,000	$0.75	December 2012
2,189,790	$1.20	January 2013
801,540	$1.25	January 2013
2,189,790	$1.40	January 2013

In September 2007, the Company and Mastodon (an investment advisory firm) agreed that Mastodon would cancel warrants to purchase 1,050,000 shares of common stock at a $0.12 exercise price in exchange for a payment of $500,000 if the brokers raised $6,000,000. The actual raise by the brokers was less than $6,000,000 resulting in a payment of $479,000.

NOTE 8 - SUBSEQUENT EVENT - ACQUISITION

On August 12, 2008, the Company entered into a stock purchase agreement (the “SPA”) to acquire 100% of the stock of CJ’s Sales and Services of Ocala, Inc. (“CJ”). CJ is in the business of providing sales and service of generators in central and northern Florida. The purchase price consisted of approximately $1.15 million in cash and a note. The SPA is scheduled to close by September 30, 2008 when the Company makes its initial payment on the Note and takes over certain debt responsibilities of CJ. Revenues for CJ for the six months ended June 30, 2008 and the year ended December 31, 2007 were approximately $1.5 million and $4.4 million respectively.

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

OVERVIEW

In 2006, we acquired and merged with two corporations and entered a totally new marketplace. In 2007, our operations represent the operations of our two subsidiaries: Stellar and TEDI. Stellar was a business with an established customer base and accounts for most of the sales. TEDI sold two Sentry 5000TM units in 2007.

We have had some success in raising capital during 2007 which has provided operating capital for the for the first six months of 2008 and with $670,000 in cash balances at June 30, 2008; however, we will need additional capital to continue our operations, as well as to consummate any new business opportunities and will endeavor to raise funds through the sale of equity shares, convertible debt securities and revenues from operations.

There can be no assurance that we will continue to generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and our ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, will be on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Sales

Sales for the three months ended June 30, 2008 were $2,694,919 compared to $2,803,848 for the three months ended June 30, 2007. In the three months ended June 30, 2008, sales of service and parts were $482,539 compared with sales of $509,704 in three months ended June 30, 2007. The slight decline in sales for this period is attributable to our strategy of being more selective on project and service contracts with higher margin. We have a developmental subcontract to provide an electric hybrid to the Defense Logistics Agency. This contract is valued at approximately $630,000 and sales recognized in the three months ended June 30, 2008, were $286,000. In the second quarter of 2007, we sold the first two prototype units of the Sentry 5000TM which contributed $344,000. In late 2007, we entered into a master distribution contract with Katolight, a national generator distribution company, to distribute the Sentry 5000TM. We have received our first significant order from this relationship for five Sentry 5000TM units. This order is valued at $625,000 and shipment is scheduled for July and August. The first unit was shipped in July and the second unit was shipped August 1, 2008.

Cost of Sales

Cost of sales was $2,171,484 for the three months ended June 30, 2008, compared to $2,352,738 for the three months ended June 30, 2007. Cost of sales as a percentage of sales was 80.6% for the three months ended June 30, 2008, as compared to 83.9% for the three months June 30, 2007. The improvement in the margin is primarily attributable to a turnaround of the service margins through improved efficiency and higher prices.

General and Administrative Expenses

General and administrative expenses were $801,127 for the three months ended June 30, 2008, compared to $621,575 for the three months ended June 30, 2007, an increase of $179,552. This increase is primarily attributable to more personnel to operate the businesses. The decrease in consulting is attributable to a higher number of full-time employees. The increase in other general and administrative is due to trade shows and marketing materials, travel and office related costs resulting from having an increase in the number of employees and the launching of the Sentry 5000™.

Interest Expense

Net interest expense for the three months ended June 30, 2008, was $10,537 compared to $65,474 for the three months ended June 30, 2007. The lower costs are attributable to a reduction in our debt due to the funds raised in 2007 through our Series D Private Placement. We have also replaced our working capital financing with an 8% line of credit, which went effective March 3, 2008.

Amortization of Debt Discounts and Financing Costs

For the three months ended June 30, 2008, the amortization was $1,472 which related to the refinancing of our credit line. During the three months ended June 30, 2007, we issued convertible debt with warrants as short-term financing. Some of this debt had a beneficial conversion feature “in-the-money” at a commitment date requiring us to determine the discount related to this debt pursuant to EITF 98-5. This resulted in amortization of debt discount and financing costs of $279,031. We had no similar issuance debt in the three months ended June 30, 2008.

Six Months Ended June 30, 2008, Compared to the Six Months Ended June 30, 2007

Sales

Sales for the six months ended June 30, 2008, were $3,892,818 compared to $5,383,896 for the six months ended June 30, 2007. The primary reason for the decrease occurred in the first quarter, which related to our strategy to minimize the low margin sales. The sales decrease for the first quarter was $1,445,897. The remaining decline is attributable to the items discussed under the comparison for the three month period ended June 30, 2008, and 2007.

Cost of Sales

Cost of sales was $3,215,313 for the six months ended June 30, 2008, compared to $4,749,633 for the six months ended June 30, 2006. Cost of revenue as a percentage of sales was 82.6% for the first six months of 2008 as compared to 88.2% for the six months ended June 30, 2007. This improvement is attributable to our strategy of avoiding low margin projects. Even though our sales declined by over 25%, our gross profit improved by $43,242.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $1,662,383 for the six months ended June 30, 2008, compared to $1,298,491 for the six months ended June 30, 2007, an increase of $364,892. The increase is attributable to additional employees in lieu of consultants and higher office expenses, marketing, and travel costs.

We expect G&A expenses will continue at the second quarter level and increase moderately as sales volumes will require additional support. We intend to focus on operating efficiencies, cost reductions, and increasing revenue to achieve a lower ratio of G&A expenses compared to sales.

Interest Expense

Interest expense for the six months ended June 30, 2008 was $25,836, compared to $103,949 for the six months ended June 30, 2007. Interest expense for the first six months of 2008 was lower as our Series D Private Placement resulted in payoff of most of our long-term financing. The higher costs in 2007 were attributable to obtaining financing for the acquisitions and operations of TEDI and Stellar.

Amortization of Debt Discounts and Financing Costs

For the six months ended June 30, 2008, the amortization cost of debt discounts was $9,661 which represents the amortization of the costs associated with the refinancing of Stellar’s credit facility. In 2007, we issued several convertible notes with warrants. This resulted in a beneficial conversion feature which is amortized as debt discount over the life of the notes. The amortization of debt discounts was $560,862 in the first six months of 2007. The amortization deferred financing cost was $80,203 which related to the Secured Senior Notes issued in the second quarter of 2007.

Liquidity and Capital Resources

During the six months ended June 30, 2008, cash used by operations was $2,180.798. In the second quarter we have been building our inventory for the first five Sentry 5000™, which will be shipped to our customers in July and August. Two units were shipped by August 1, 2008 with payment terms of 30 days. We believe that we will collect the cash before the end of third quarter. In conjunction with a stock purchase agreement signed in August, we are in the process of attempting to raise approximately $3.0 million in debt financing that will be used to pay for the acquisition and to provide additional working capital. This financing will be secured by the assets of the acquisition and offer the Noteholders convertible debt with warrants, the terms of which remain to be defined. See Note 8- “Subsequent Event - Acquisition.”

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

During the six months ended June 30, 2008, we incurred a net loss of $1,020,375 compared to $1,409,242 for the six months ended June 30, 2007. The net losses for June 30 2008, and 2007 include non-cash charges of $111,318 and 823,298, respectively. The higher non-cash charges in 2007 were the result of issuing convertible securities with warrants that had beneficial conversion features. For first six months of 2008, we used $56,012 on investing activities and the net cash provided by financing activities was $2,164,961. This included $2,405,000 in gross proceeds from the completion of our Series D Private Placement, which less commissions and registration costs, resulted in approximately $2,154,000 in net proceeds. These proceeds have been used to build inventory and fund operations. As of June 30, 2008, we have approximately $670,000 thousand in cash. A portion of this cash will be used to finance the Sentry 5000TM orders. As these units are sold, the collection of the account receivables should provide the funding to build new orders. The remainder of the cash will be used to fund operations.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submissions of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information
On August 11, 2008, the Company entered into a Consulting Agreement with Lexxus Capital (the “Consultant”) pursuant to which the Company agreed to pay to the Consultant, as consideration for its consulting services, the sum of $5,000 per month plus 250,000 shares of the Company’s common stock and an aggregate of 500,000 five-year common stock purchase warrants exercisable from $1.50 to $3.00 per share and with expiration dates ranging from October 1, 2013 to July 1, 2014. The Company also agreed to pay the Consultant finders’ fees ranging from 3% to 10% for the introduction of any debt or equity financing.

On August 12, 2008, the Company entered into a stock purchase agreement (the “SPA”) to acquire 100% of the stock of CJ’s Sales and Services of Ocala, Inc. (“CJ”). CJ is in the business of providing sales and service of generators in central and northern Florida. The purchase price consisted of approximately $1.15 million in cash and a note. The SPA is scheduled to close by September 30, 2008 when the Company makes its initial payment on the Note and takes over certain debt responsibilities of CJ. Revenues for CJ for the six months ended June 30, 2008 and the year ended December 31, 2007 were approximately $1.5 million and $4.4 million respectively.

ITEM 6. Exhibits

Exhibit No.	Description
10.1	Consulting Agreement, dated as of August 11, 2008, between the Company and Lexxus Capital.

10.2	Stock Purchase Agreement, dated as of August 12, 2008, between the Company, CJ's Sales and Service of Ocala, Inc. and Dudley Hargrove.

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

TITAN ENERGY WORLDWIDE, INC.

Dated: August 14, 2008	By:	/s/ John M. Tastad
John M. Tastad Chief Executive Officer

Dated: August 14, 2008	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Consulting Agreement, dated as of August 11, 2008, between the Company and Lexxus Capital.

10.2	Stock Purchase Agreement, dated as of August 12, 2008, between the Company, CJ's Sales and Service of Ocala, Inc. and Dudley Hargrove.

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