Form 10-Q
period 2008-09-30
Titan Energy Worldwide, Inc.
filed 2008-11-10
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
(Do not check if a smaller reporting company)

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

As of October 31, 2008, the issuer had 15,732,056 shares of its common stock issued and outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$307,032	$742,564
Accounts receivable, less allowance for doubtful accounts of $52,000 and $50,000, respectively	1,520,733	1,089,845
Inventory	579,209	598,207
Other current assets	256,047	137,005
Total current assets	2,663,021	2,567,621
Property and equipment, net	145,612	133,421
Customer and distribution lists	1,171,048	1,280,034
Goodwill	1,599,160	1,599,160
Other assets	9,755	22,532
Total assets	$5,588,596	$5,602,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable-current portion	$439,254	$544,425
Accounts payable	509,622	882,126
Accrued compensation	153,546	537,584
Accrued liabilities - other	223,310	437,616
Customer deposits and deferred revenue	78,141	72,903
Total current liabilities	1,403,873	2,474,654
Notes payable, less current portion	-	3,670
Total liabilities	1,403,873	2,478,324

Commitments and Contingencies

Stockholders’ equity
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued and outstanding 15,732,056 and 15,438,167	1,573	1,540
Series D Preferred Stock 10,000,000 authorized, $.0001 par value, issued and outstanding 657 and 411	1	1
Additional paid in capital	26,990,171	24,169,118
Accumulated deficit	(22,807,022)	(21,046,215)
Total stockholders’ equity	$4,184,723	$3,124,444
Total liabilities and stockholders’ equity	$5,588,596	$5,602,768

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,
	2008	2007
Sales of equipment	$2,632,350	1,112,544
Sales of service and parts	577,457	527,133
Total sales	3,209,807	1,639,677

Material cost and labor for equipment	2,243,111	957,059
Material cost and labor for service and parts	398,436	476,588
Total cost of sales	2,641,547	1,433,647
Gross profit	568,260	206,030

Salaries, wages and benefits	448,782	263,765
Consulting and professional fees	48,798	189,426
Other general and administrative expense	206,074	150,100
Total general and administrative expenses	703,654	603,291

Loss from operations	(135,394)	(397,261)

Interest expense, net	(10,781)	(112,049)
Amortization of debt discount and financing cost	(1,145)	(163,918)
Net loss	(147,320)	$(673,228)
Preferred dividend from early extinguishment of Series A, B & C Preferred Stock	-	(9,767,847)
Net loss available to common shareholders	$(147,320)	$(10,441,075)
		-
Weighted average number of shares outstanding	15,642,901	6,486,409
Basic and diluted net loss per common share	$(0.01)	$(1.61)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Nine Months Ended September 30,
	2008	2007
Sales of equipment	$5,584,607	5,592,181
Sales of service and parts	1,518,017	1,431,392
Total sales	7,102,624	7,023,573

Material cost and labor for equipment	4,747,965	4,821,041
Material cost and labor for service and parts	1,108,882	1,362,239
Total cost of sales	5,856,847	6,183,280
Gross profit	1,245,777	840,293

Salaries, wages and benefits	1,272,596	790,929
Consulting and professional fees	377,642	664,190
Other general and administrative expense	715,812	436,295
Total general and administrative expenses	2,366,050	1,891,378

Loss from operations	(1,120,273)	(1,051,085)

Interest expense, net	(36,413)	(215,998)
Amortization of debt discount and financing cost	(11,133)	(804,983)
Net loss	$(1,167,819)	$(2,072,066)
Preferred dividend from beneficial conversion feature on Series D Preferred Stock	(593,162)	-
Preferred dividend from early extinguishment of Series A, B & C Preferred Stock	-	(9,767,847)
Net loss available to common shareholders	$(1,760,981)	$(11,839,913)
Weighted average number of shares outstanding	15,506,910	2,097,935
Basic and diluted net loss per common share	$(0.11)	$(5.65)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(1,167,819)	$(2,072,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock	15,992	111,700
Depreciation and amortization	153,452	141,307
Amortization of debt discount	11,133	804,983
Changes in operating assets and liabilities:
Accounts receivable	(430,889)	460,063
Inventory	18,999	16,557
Other assets	(80,782)	(75,282)
Accounts payable	(372,503)	(153,876)
Accrued liabilities	(429,558)	(218,963)
Customer deposits	5,238	(591,070)
Net cash used in operating activities	(2,276,737)	(1,576,647)
Investing activities:
Increase in fixed assets	(56,658)	(70,194)
Net cash used for investing activities	(56,658)	(70,194)
Financing activities:
Proceeds from issuance of Series D Preferred Stock	2,153,837	-
Payment of financing costs	(5,888)	(547,686)
Proceeds from issuance of notes	594,558	4,456,203
Repayment of notes	(674,644)	(2,278,902)
Proceeds from issuance of common stock	-	73,021
Purchase of common stock warrants	(170,000)	88,008
Net cash provided by financing activities	1,897,863	1,790,644
Increase (decrease) in cash and cash equivalents	$(435,532)	$143,803
Cash and cash equivalents, at December 31, 2007 and 2006	742,564	31,479
Cash and cash equivalents, at September 30, 2008 and 2007	$307,032	$175,282

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

On July 21, 2006, Safe Travel Care, Inc. entered into an agreement and plan of merger with Titan Energy Development, Inc. (“TEDI”) (“the Merger Agreement”). TEDI is a manufacturer and distributor of emergency on site survival equipment. In exchange for transferring TEDI to Safe Travel Care, Inc., the TEDI shareholders received stock consideration consisting of 1,000,000 shares of the Company’s Series B Preferred Stock (the “Merger”), which were divided proportionately among the TEDI shareholders in accordance with their respective ownership interests in TEDI immediately before the completion of the Merger. The TEDI Shareholders also received 1,000,000 shares of common stock. The Company changed its name to “Titan Energy Worldwide, Inc.” on December 26, 2006.

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s Series C Preferred Stock, plus a Note payable to Stellar shareholders of $823,000. The Stellar shareholders also received 1,000,000 shares of common stock. Stellar provides energy and power generation equipment and service to markets in four Midwestern states.

On August 1, 2007, the Company's Articles of Incorporation were amended to allow management to effect an up to Fifty (50) to One (1) reverse stock split of the issued and outstanding shares of common stock. As a result, a Fifteen (15) to One (1) reverse split took effect on August 10, 2007. The result of this split was to reduce the outstanding shares of common stock from approximately 11,602,777 as of August 9, 2007, to approximately 773,518 shares as of August 10, 2007.

On August 10, 2007, the Company changed its trading symbol to “TEWI,” and is currently trading on the OTCBB.

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At September 20, 2008 and December 31, 2007 the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities:

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

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2008 of $1,167,819 and at September 30, 2008, had an accumulated deficit of $22,807,022. The accumulated deficit includes a charge of $9,767,847 for the early extinguishment of the Series A, B and C Preferred Stock and issuance of Common Stock in 2007. In addition, the Company issued Series D Convertible Preferred Stock with a beneficial conversion feature which resulted in recording a preferred stock dividend of $4,076,646. The accumulated deficit without these transactions would have been $8,962,529. However, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

●	Management has acquired companies that they believe will be cash positive.
●
Management has completed an offering for Series D Preferred Stock with detachable warrants. The result of the offering was to raise approximately $6.0 million of cash and to convert $1.8 million of debt into common stock. An additional $491,000 of debt was converted into Series D Preferred Stock. As of September 30, 2008, the Company had cash balances of approximately $307,032.  The Company has in excess of $1.5 million in receivables as of September 30, 2008.

●	The Company had a 100% increase in sales in equipment and service in the third quarter of 2008 compared to the same quarter in 2007.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

●
The Company’s operating losses were the lowest in the Company’s history and the reported loss per share was less than $0.01 for the third quarter compared to a loss of $1.61 per share in the same quarter in 2007.

●
The Company has two agreements in place for the conditional purchase of two companies in Florida. The Company is in the process of raising additional financing to fund these purchases and provide some working capital.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and nine months ended September 30, 2008, and 2007, the Company has entered into several non-cash transactions in order to provide financing for the Company in order to conserve cash. The table below shows the transactions that occurred during the three months and nine months ended September 30, 2008, and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock for Services	44,117	23,200	44,117	111,700
Stock issued to convert long -term debt	-	-	29,968	2,773
Extinguishment of Preferred Stock	-	9,767,847	-	9,767,847
Stock issued to settle accounts payable	-	41,120	-	41,120

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sale arrangement, delivery has occurred, or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

The Company maintains its cash in well-known banks selected based upon management’s assessment of the bank’s financial stability. Balances may periodically exceed the Federal Deposit Insurance Corporation limit (which is currently $250,000 but will decrease to $100,000 on December 31, 2009); however, the Company has not experienced any losses on deposits.

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

Advertising Costs

Advertising and marketing costs are expensed as incurred. There were advertising and marketing costs for the three and nine months ended September 30, 2008, of $20,700 and $107,500, respectively.  The Company advertising and marketing costs for the three and nine months ended September 30, 2007 was $13,800, no significant expenditures were made prior to the third quarter of 2007.

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 was issued to clarify the requirements of SFAS No. 109 relating to the recognition of income tax benefits. As of September 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits due to uncertain tax positions.

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

Fair value of financial instruments

The Company uses the following methods and assumptions to estimate the fair value of derivative and other financial instruments at the relative balance sheet date:

●	Short-term financial statements (cash equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities) - cost approximates fair value because of the short maturity period.
●	Long-term debt - fair value is based on the amount of future cash flows associated with each debt instrument discounted at our current borrowing rate for similar debt instruments of comparable terms.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS 161.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, determined by a first in, first out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following at September 30, 2008, and December 31, 2007:

	2008	2007
Parts	$303,055	$416,862
Work in Process	53,129	68,286
Finished Goods	223,025	113,059
	$579,209	$598,207

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following at September 30, 2008 and December 31, 2007:

	2008	2007
Revolving line of credit, prime plus 2.0% with minimum interest rate of 8% and due March 3, 2009	$329,558	$-
Revolving credit facility with a financial institution bearing interest at 10% at December 31, 2007	-	403,142
Promissory note payable, bearing interest at 11% due December 31, 2008	103,969	132,724
Other Loans	5,727	12,229
Total	$439,254	$548,095
Less current portion	439,254	544,425
Long -term Debt	$-	$3,670

The Company issued a private placement memorandum through which it sold 657 Units from October 3, 2007 through January 31, 2008. Each Unit was sold at $10,000 and consisted of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Gross funds from the Offering totaled approximately $6.0 million. Also during this time, holders of $1,929,921 of 11% Secured Convertible Notes converted their Notes and accrued interest into shares of common stock at $0.50 per share, and holders of $491,000 of 11% Promissory Notes due in December 2008 (described below) converted their Notes into the Offering. Net proceeds from the Offering were approximately $5.2 million in cash with a reduction in convertible debt of $2.3 million in proceeds from the converted debt. Approximately $1.5 million of the cash proceeds has been used to pay down debt.

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

In August, the due date of the 11% Promissory Note was extended from August 13, 2008 until December 31, 2008.

Accrued interest is included in accrued liabilities at September 30, 2008, and December 31, 2007, in the amounts of $1,473 and $5,600, respectively.

NOTE 4 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Income taxes at the statutory rate	$(50,089)	$(228,898)	$(397,058)	$(704,502)
Valuation Allowance	34,335	199,323	349,536	646,159
Permanent differences and other	15,754	29,575	47,522	58,343
Total income taxes	$-	$-	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The Company has a net operating loss carry forward of approximately $7,000,000.

The Company may offset net operating loss carry forwards against future taxable income through the year 2021. No tax benefit has been reported in the financial statements as the utilization of the tax benefits related to the carry-forward is not assured. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

In September 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes take effect January 1, 2008, and, because they are based or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes,” apply as of the enactment date. The law, as amended, establishes a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of September 30, 2008, and has an indefinite carry-forward period. The enactment of the MBTA, as amended, does not have a material impact on the consolidated financial statements of the Company as of September 30, 2008.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 5 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Each Unit was offered at $10,000. The holder of the Convertible Preferred Stock may, at any time, convert their shares, in whole or in part, into shares of Common Stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of Common Stock. Each Class A Warrant and Class B Warrant entitles the holder to purchase three thousand three hundred and thirty-three (3,333) shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

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

The Units offered include warrants and a beneficial conversion feature as the Series D Preferred Stock was convertible and “in the money” at the closing dates. The Company has determined the value of the warrants to be $2,135,434 and the value of Series D Preferred Stock to be $3,521,558. The Company has valued the beneficial conversion feature of $4,217,541. This amount is treated as a preferred stock dividend with the amount increasing paid-in capital and reducing retained earnings. In the nine month period ending September 30, 2008 the increase in the preferred dividend was $593,162.

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

NOTE 6 - COMMON STOCK TRANSACTIONS

During the third quarter of 2008, the Company paid several consultants and a former employer in stock for their services. The aggregate number of common shares issued were 266,667. The price per share was based on the current market value at time of issuance, approximately $0.16 per share.

During the first quarter of 2008, the Company settled an 11% Promissory Note by converting the Note to common stock. This transaction resulted in the issuance of 23,962 common shares. The price for conversion was based on the current market price for the stock of $1.25 per share.

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

During the third quarter of 2007, the Company agreed with the holders of Series A, B and C Preferred Stock to exchange their shares for Common Stock. These shares were not convertible at the time of the exchange, resulting in an extinguishment of the preferred shares and issuance of new common shares. The accounting treatment for this extinguishment resulted in a charge to retained earnings for the excess of the fair market value of the common stock over the amount recorded upon issuance of the preferred stock. The Company’s extinguishment charge was $9,767,867 for the following transactions:

●	The Company converted the Series A Preferred Stock to common stock according to the formulas set forth in the Certificate of Designation. Each share of Series A was converted 200:1 to common shares.

●	The Company agreed with the holders of Series B Preferred Stock to convert into $2.00 worth of common shares.

●	The Company agreed with the holders of Series C Preferred Stock to convert into $1.50 worth of common shares.

The price of the Common Stock, based on the five days closing price before the effective date of August 13, 2007, was $1.07. The effective date for these transactions was August 13, 2007 and the increase in Common Stock was 10,664,508. The holders for the Series B and C Preferred Stock had an option to take a Note due on August 13, 2008 with 11% interest. The Company has issued Notes totaling $159,882. One of these notes was paid off early at a discount. The current outstanding balance is $132,724.

During the year ended December 31, 2007, the Company issued (i) 90,000 shares of its common stock (post-split) for services totaling $111,700, (ii) 184,857 shares of its common stock (post-split) in accordance with the provisions of its convertible debt, (iii) 38,077 shares of its common stock to settle accounts payable of $41,120 and (iv) the Company sold 83,834 shares of common stock (post-split) under Regulation S for aggregate proceeds of $73,020.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 7 - COMMON STOCK WARRANTS

During the past 21 months, the Company raised capital through short-term bridge debt and through the private placement of its Series D Convertible Preferred Stock. These transactions included warrants for the investor and the brokers. The total numbers of warrants issued for the nine months ended September 30, 2008, and for the year ended December 31, 2007, were 1,750,736 and 5,927,284, respectively. None of the warrants have been exercised this year. The following table shows the warrants outstanding at September 30, 2008:

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

NOTE 8 - SUBSEQUENT EVENT - ACQUISITION

On August 12, 2008, the Company entered into a conditional stock purchase agreement (the “SPA”) to acquire 100% of the stock of CJ’s Sales and Services of Ocala, Inc. (“CJ”). CJ is in the business of providing sales and service of energy and power generation equipment  in central and northern Florida. Revenues for CJ for the nine months ended September 30, 2008 and the year ended December 31, 2007 were approximately $2.6 million and $4.4 million respectively. The Company made a $60,000 nonrefundable deposit and has until December 31, 2008 to complete due diligence and close the transaction.

On September 5, 2008, the Company entered into a conditional stock purchase agreement to acquire 100% of the stock of R. B. Grove, Inc. (“RBG”). RBG is in the business of providing sales and service of energy and power generation equipment in southern Florida. RBG revenue for the nine months ended September 30, 2008 and for the year ended December 31, 2007 were approximately $5.7 million and $8.2 million, respectively. The Company made a $50,000 nonrefundable deposit and has until November 30, 2008 to complete due diligence and close the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OUR BUSINESS

We are a manufacturer, distributor and service provider for energy and power generation equipment, emergency power equipment and specialized mobile utility systems in the U.S. and internationally. Key drivers in our market include an ailing power grid, the need and demand for reliable power, and legislative mandates for back up and emergency power systems in critical industries. We provide equipment and service to a broad and growing market, including: financial institutions, telecommunication centers, healthcare facilities, data centers, grocery store chains, manufacturers, gas stations and others.

In 2006, we acquired two companies in the distributed energy and generator manufacturing industries: Titan Energy Development Inc., (“TEDI”) and Stellar Energy Services, Inc. (“Stellar”). TEDI merged with us on July 21, 2006, making us a manufacturer and supplier of unique disaster recovery equipment including the mobile utility system called the Sentry 5000TM. We have executed a distribution agreement with Katolight Corporation, a supplier of power generation equipment, to represent the Sentry 5000TM through its national distribution network.

Stellar was acquired by the Company on December 28, 2006, giving us an established distributorship for emergency and standby power in four Midwestern states. Since 2006, we have installed hundreds of stand-by energy systems for customers in our territories.

In January 2008, we closed on a Private Placement Offering of the Company’s Series D preferred stock and warrants, raising approximately $6.0 million in gross proceeds and converting nearly $2.0 million in debt. Net proceeds were used to finance inventory and for general operations.

OVERVIEW

We are a manufacturer, distributor and service provider for energy and power generation equipment, emergency power equipment and specialized mobile utility systems in the U.S. and internationally.  We provide this equipment and service to a broad and growing market including financial institutions, telecommunication centers, healthcare facilities, data centers, grocery store chains, manufacturers, gas stations and others.

We raised capital during 2007 which management believes will give us sufficient operating capital through the first quarter of 2009; however, we will need additional capital to continue our operations, as well as to consummate any new business opportunities and will endeavor to raise funds through the sale of equity shares, convertible debt securities and revenues from operations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Sales

Sales for the three months ended September 30, 2008 were $3,209,807 compared to $1,639,677 for the three months ended September 30, 2007. Sales revenues for the quarter ended September 30, 2008 were the highest in our Company’s history. The increase was due to a significant growth in equipment sales including development revenue received for new products. In the three months ended September 30, 2008, sales of service and parts were $577,457 compared with $527,133 in the three months ended September 30, 2007. The increase in sales of service and parts is attributable to the increased emphasis on selling and renewing service contracts in the current fiscal year.

Cost of Sales

Cost of sales was $2,641,547 for the three months ended September 30, 2008, compared to $1,433,647 for the three months ended September 30, 2007. Cost of sales as a percentage of sales was 82.3% for the three months ended September 30, 2008, as compared to 87.4% for the three months September 30, 2007. The margin for the sales of service and parts was 30% compared to 10% for the three months ended September 30, 2008 and 2007, respectively. This improvement is primarily attributable to a turnaround of the service margins through improved efficiency, lower overtime, and higher prices.

General and Administrative Expenses

General and administrative expenses were $703,654 for the three months ended September 30, 2008, compared to $603,291 for the three months ended September 30, 2007, an increase of $100,363. This increase is primarily attributable to the hiring of additional personnel to operate the businesses, a one-time charge of approximately $50,000 for a terminated employee and travel expense of $30,000 related to acquisition activities. The decrease in consulting is attributable to a higher number of full-time employees. Approximately $45,000 of our consulting services related to the acquisitions has been deferred and will be recorded as part of the purchase price when these transactions are completed. The increase in other general and administrative expenses is due to increased travel related to acquisitions, increased financing activities and greater office-related costs resulting from an increase in the number of employees.

Interest Expense

Net interest expense for the three months ended September 30, 2008 was $10,781, compared to $112,049 for the three months ended September 30, 2007. The lower costs are attributable to a reduction in our debt due to the funds raised in 2007 through our Series D Private Placement.

Amortization of Debt Discounts and Financing Costs

For the three months ended September 30, 2008 amortization expense was $1,145, related to the refinancing of our credit line. During 2007, we issued convertible debt with warrants as short-term financing. Some of this debt had a beneficial conversion feature which is “in-the-money” at a commitment date requiring us to determine the discount related to this debt pursuant to EITF 98-5. This resulted in amortization of debt discount and financing costs of $279,031. We had no similar issuance debt in the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Sales

Sales for the nine months ended September 30, 2008 were $7,102,624 compared to $7,023,573 for the nine months ended September 30, 2007. The increase was due to a significant growth in equipment and service sales including development revenue for new products. This increase resulted in offsetting the decrease that occurred in the first quarter of 2008 which related to our strategy to minimize low margin sales. The sales decrease for the first quarter of 2008 was $1,445,897.

Cost of Sales

Cost of sales was $5,856,847 for the nine months ended September 30, 2008, compared to $6,183,280 for the nine months ended September 30, 2006. Cost of sales as a percentage of sales was 82.4% for the first nine months of 2008, as compared to 88.0% for the nine months ended September 30, 2007. This improvement is attributable to our strategy of focusing sales efforts on higher margin projects. Equipment sales margin have improved from 13.8% in the nine months ended September 2007 to 15.0% for nine months ended September 2008. The margin of improvement in service and parts sales is more significant: 4.8% for the nine months ended September 30, 2007 compared to 27.0% for the nine months ended September 30, 2008.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $2,366,050 for the nine months ended September 30, 2008, compared to $1,891,378 for the nine months ended September 30, 2007, an increase of $474,672. The increase is attributable to additional employees on the company payroll in lieu of consultants and higher office expenses, marketing, and travel costs.

We expect G&A expenses will continue to increase moderately as sales volumes will require additional support. We intend to focus on operating efficiencies, cost reductions, and increasing revenue to achieve a lower ratio of G&A expenses compared to sales.

Interest Expense

Interest expense for the nine months ended September 30, 2008 was $36,413, compared to $215,998 for the nine months ended September 30, 2007. Interest expense for the first nine months of 2008 was lower as our Series D Private Placement resulted in payoff of most of our long-term financing. The higher costs in 2007 were attributable to obtaining financing for the acquisitions of our subsidiaries.

Amortization of Debt Discounts and Financing Costs

For the nine months ended September 30, 2008, the amortization cost of debt discounts was $11,133 which represents the amortization of the costs associated with the refinancing of Stellar’s credit facility. In 2007, we issued several convertible notes with warrants. This resulted in a beneficial conversion feature which is amortized as debt discount over the life of the notes. The amortization of debt discounts was $609,521 in the first nine months of 2007. The amortization deferred financing cost was $195,462 which related to the 11% Secured Convertible Notes issued in the second quarter of 2007.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, cash used by operations was $2,276,737. As of September 30, 2008, the Company has approximately $307,000 in cash. The Company has in excess of $1.5 million in receivables as of September 30, 2008. In conjunction with a stock purchase agreements signed in August and September, we are in the process of attempting to raise approximately $5.0 million in debt financing that will be used to pay for these acquisitions and to provide additional working capital for the Company. The terms of this financing still remain to be defined. See Note 8 - “Subsequent Event - Acquisition.” We are striving to obtain this financing by December 31, 2008.

We continue to find ways to expand our business through completing strategic acquisitions and internal growth. We believe that revenues and earnings will increase as we grow. We believe that revenues and earnings will increase, as we execute this plan. We anticipate that we will achieve profitability in the near future. Loss may result if costs of operations and marketing are greater than the income.

During the three months ended September 30, 2008 we incurred a net loss of $147,000 compared to $640,000 for the three months ended September 30, 2007. The net losses for the three months ended September 30, 2008 and 2007 include non-cash charges of $69,259 and $234,152, respectively. During the nine months ended September 30, 2008, we incurred a net loss of $1,167,819 compared to $2,072,066 for the nine months ended September 30, 2007. The net losses for nine months ended September 30 2008, and 2007 include non-cash charges of $180,577 and 1,057,990, respectively. The higher non-cash charges in 2007 were the result of issuing convertible securities with warrants that had beneficial conversion features. For the first nine months of 2008, we used $56,658 on investing activities, and the net cash provided by financing activities was $1,837,863. This included $2,405,000 in gross proceeds from the completion of our Series D Private Placement, which, less commissions and registration costs, resulted in approximately $2,154,000 in net proceeds. These proceeds have been used to finance receivables and fund operations. As of September 30, 2008, we have approximately $307,000 in cash. We believe that with our existing cash and through the collection of receivables, we will have adequate cash to fund our operations through the end of March 31, 2009.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In July 2008, the Company issued an aggregate of 266,667 shares of common stock at $0.16 per share to two consultants and a former employer as compensation for services rendered. The price per share was based on the current market value of the stock on the date of issuance. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, for transactions not involving a public offering.

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

TITAN ENERGY WORLDWIDE, INC.

Dated: November 10, 2008	By:	/s/ John M. Tastad
John M. Tastad Chief Executive Officer

Dated: November 10, 2008	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

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