Form 10-K
period 2008-12-31
Titan Energy Worldwide, Inc.
filed 2009-03-31
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No. 000-26139

Titan Energy Worldwide, Inc.

Nevada	26-0063012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55800 Grand River Avenue, Suite 100, New Hudson, MI 48165
(Address of principal executive offices) (Zip Code)

Company’s telephone number, including area code: (248) 446-8557

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:
Common stock, par value $0.0001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                               Yes ☑ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,””accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008: $2,467,775

Indicate the number of shares outstanding of the Company’s classes of common stock as of March 20, 2009: 15,732,056  shares.

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.  Description of Business

Statements in this Form 10-K Annual Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission (“SEC”).

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements, pricing, general industry and market conditions, growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Annual Report.

OVERVIEW

Titan Energy Worldwide, Inc., a Nevada corporation, hereinafter referred to as “we,” “us,” “Titan Energy,” or the “Company,” was incorporated under the name Global-Link Enterprises, Inc., in the state of Nevada on November 20, 1998. On February 4, 2000, the Company filed a Certificate of Name Change with the State of Nevada to “MLM World News Today, Inc.” which was granted on April 7, 2000. On August 6, 2002, the Company reverse split its shares on a one for one hundred basis, and on August 14, 2002, the Company amended its Articles of Incorporation to change its name to “Presidential Air Corporation.” On May 2, 2003, the Company’s name was changed to “Safe Travel Care, Inc.” In December 2006, we changed our name to “Titan Energy Worldwide, Inc.” and effected a reverse stock split of our shares on a one (1) to fifty (50) basis. In August 2007, we effected a reverse split of our shares on a one (1) to fifteen (15) basis.

On August 31, 2005, we amended our Articles of Incorporation to authorize 25,000,000 shares of preferred stock, par value $0.0001 per share. We also designated 10,000,000 shares of Series A Preferred Stock. On August 1, 2007, the Company filed an amended Certificate of Designation for its Series A Preferred Stock to affect a fifty (50) to one (1) reverse stock split of the issued and outstanding shares of the Series A Preferred Stock. The results of this amendment were to reduce the outstanding shares of Series A Preferred Stock at August 1, 2007, from 2,000,000 shares to approximately 40,000 shares. On August 13, 2007, the Company converted the Series A Preferred Stock to shares of the Company’s common stock (“Common Stock”) according to the formulas set forth in the Certificate of Designation. Each share of Series A Preferred Stock was converted 200:1 into Common Stock. This resulted in the issuance of 8,000,000 shares of common stock to the Company’s Chairman, Mr. Jeffrey Flannery, who was the only stockholder for the Series A Preferred Stock.

On July 21, 2006, we entered into an agreement and plan of merger with Titan Energy Development Inc (“TEDI”), the manufacturer of a mobile utility system for disaster and emergency situations. In exchange for transferring the stock of TEDI to the Company, the TEDI shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Company’s Series B Preferred Stock. These shares were divided proportionately among the TEDI shareholders in accordance with the respective ownership interest in TEDI immediately before the completion of the merger. The TEDI shareholders also received 1,000,000 shares of common stock. On August 13, 2007, the Series B shareholders agreed to convert their shares early resulting in the Company issuing 1,686,699 shares of common stock to those shareholders.

On December 28, 2006, the Company completed the acquisition of Stellar Energy Services, Inc. (“Stellar”), a distributor and service provider of standby and emergency power generation systems, whereby Stellar exchanged all of its shares for cash and newly issued Series C Preferred Stock totaling 750,000 shares. The shareholders of Stellar also received 1,000,000 shares of Common Stock. On August 13, 2007, the Series C shareholders agreed to convert their shares early resulting in the Company issuing 907,809 shares of Common Stock to those shareholders.

On October 1, 2007, we designated 10,000,000 shares of Series D Preferred Stock. This stock was sold to accredited investors between October 3, 2007 and January 31, 2008 as part of the Units the investors purchased in a private placement offering. These Units consisted of one share of Series D Preferred Stock, one Class A warrant and one Class B warrant. The offering price per Unit was $10,000. The Series D Preferred Stock is convertible into 10,000 conversion shares assuming a conversion price of $1.00, each Class A warrant entitles the holder to purchase 3,333 shares of Common Stock at an exercise price of $1.20 and each Class B warrant entitles the holder to purchase 3,333 shares of Common Stock at an exercise price of $1.40.

BUSINESS

Overview

Titan Energy provides the power generation equipment, service and expertise to enable companies, institutions and governments to safely maintain their critical operations and services during times of power outages, suboptimal power conditions and emergencies. We deliver power generation equipment and service to a wide range of industrial customers including: hospitals and healthcare institutions, apartment buildings, schools and universities, telecom companies, data centers, financial institutions, grocery stores, manufacturers, and municipalities.  Our products range from 50kW to multiple megaWatt power generation systems provided by leading manufacturers such as Generac Power Systems, Inc.  In addition, we offer engineering and design support, power equipment, and specialized service support for all of our customers.

In 2006, we acquired two companies in the distributed energy and power generator manufacturing industries: Titan Energy Development Inc., (“TEDI”), and Stellar Energy Services, Inc. (“Stellar”).  TEDI merged with us on July 21, 2006 which made us a manufacturer and supplier of a unique disaster recovery mobile utility system called the Sentry 5000®. Stellar was acquired by us on December 28, 2006 giving us an established distributorship for emergency and standby power in four Midwestern states.  Stellar is operating under the name of Titan Energy Systems (“TES”).

Strategy

Our primary goal is to help our customers understand and solve their energy needs - whether that is providing back up power for mission critical operations, offering alternative energy solutions to help cut utility costs, or supplying emergency utility systems for use in times of disaster. Management believes that our expertise is in the design, distribution, and service of power generation equipment for companies, municipalities, government and military agencies and residential customers.

We believe that the energy market is growing and undergoing dramatic change in almost all areas as new technologies, new market drivers and conditions emerge. Our goal is to be at the forefront of the energy market, to be able to respond effectively and favorably to the needs and demands of our customers and to maintain a profitable and growing enterprise.

Our growth strategy is based on the following factors:

▪	Internal growth of our distribution and service operations in the Midwestern United States;
▪	To capitalizing on marketing and sales agreements with established suppliers for the Sentry 5000;
▪	Expansion of our distribution territories through acquisition or partnerships with our manufacturers; and
▪	By promoting and enhancing the Titan Energy brand name and reputation.

To advance the company in these directions, we will strive to achieve a number of initiatives. We will seek to acquire other established, strategically located power generation companies that can grow our revenues and improve our overall profitability. These acquisitions will also create a nationwide sales and service footprint so that we can better service national accounts and larger industrial customers. In addition, we are pursuing agreements with other power equipment manufacturing, distribution and sales companies to assist us with aggressively promoting and selling the Sentry 5000® to more markets in the U.S. as well as around the world.  We are also exploring the ability to be a provider of alternative energy technologies such as wind and solar, a variety of alternative fuels and more advanced technologies such as fuel cells as companies seek newer ways to support their energy and emergency power requirements.

The Industry

We believe that electric power is the life blood of our economy and our way of life. While many of us may take the availability of power for granted, many factors – economic, technological and environmental – are threatening the supply and reliability of electrical power in the United States and other countries. Many companies, institutions and agencies have operations that require a steady, constant supply of power. Hospitals, financial institutions, data centers, telecom companies and manufacturing operations are often required to have standby power systems as part of their day-to-day operations. More and more industries are being mandated by law to install emergency backup power in case of a power outage or emergency.

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

▪
Natural and manmade disasters. The impact of hurricanes, tornadoes and storms have had a devastating effect on communities, including the loss of power and the inability to provide vital utility services in vast areas. Also, the threat of terrorist acts requires cities, municipalities, government agencies and others to be prepared in case such an act would take place and interrupt services.

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

▪
Increased Legislation Mandating Emergency Power Systems for Critical Applications. In the wake of recent events and disasters, the government on the federal and local level is requiring that many entities such as healthcare institutions and municipal centers have installed an adequate means of providing back up and emergency power in times of need.

▪
The Growing Need for Green Solutions to Emergency and Back Up Power. The desire and need for “green” and alternative energy solutions is being felt in all areas of the marketplace, including the emergency and backup power industry.

Titan Energy Systems Subsidiary

TES is an authorized dealer for Generac Power Systems, Inc. (“Generac”) generators and other products in four Midwestern states. Stellar provides products to protect a company’s critical equipment from over/under voltage or outages, transient surges and harmonic distortion. TES provides a full line of power generation equipment for all kinds of applications, in both diesel and gas fuel options. In addition to sales of generator systems, TES provides preventative 24/7 emergency maintenance services, packaged engine generator systems, remote monitoring services, consultation and engineering services.

The Generac brand features fully integrated power generation systems that include industrial, commercial, and residential generator sets, as well as automatic transfer switches, controls, fuel tanks, enclosures and remote monitoring software.

For higher kilowatt requirements, Generac’s Modular Power System (“MPS”) utilizes multiple diesel or gaseous fueled generators in various side-by-side arrangements that match the power output of large single engine units.  The MPS system is based upon diesel fueled units of 400, 500 or 600 kilowatts (kW) working in concert to offer outputs ranging from 800 to 6000 kW, and spark ignited gaseous fueled units of 100 to 300 kW with combined outputs of 200 to 3000 kW. In addition to the above models, the entire MPS product offering uses Generac’s PowerManager® Digital Control Platform, which brings reliability and flexibility to the control of these systems.

Many of our customers are seeking “greener” solutions for stand by and emergency power generation. The new Generac Bi-Fuel™ configuration provides a number of alternative energy options. This technology uses a combination of diesel and natural gas to take advantage of the best qualities of each fuel (more power from diesel, lower emissions from natural gas). Bi-Fuel configurations are available for both stand-alone and MPS applications.  Single-engine units are available at 300 and 375 kW output, while Gemini Twin Pack modules are rated at 600 and 750 kW. MPS versions can be combined as needed to achieve numerous power outputs up to 3750 kW.  While operating under load, Bi-Fuel units can operate on up to 90% natural gas. If conditions dictate, the unit can revert to 100% diesel fuel with a no break automatic fuel changeover. The on-site diesel fuel tank required for Bi-Fuel units can also be smaller, if desired, to save space and cost.

Service Support. TES recognizes additional revenues from service contracts, installation and maintenance services for its customers and owners of Generac equipment. We offer service contracts and support to all generator owners within our four state service area. The service contracts yield higher margin as compared to equipment sales and help support our effort to achieve profitability. These service contracts may also include remote monitoring services which allow owners to be informed of the condition and operations of their equipment at any time and from any place. Service and remote monitoring are often structured as recurring revenues.

Titan Energy Development, Inc. (TEDI) Subsidiary

With the acquisition of TEDI, we became a manufacturer of mobile, multifunctional utility systems designed for disaster recovery and response situations. For more than two years, TEDI had been working with major energy research centers and the U.S. military to create the next generation of mobile utility equipment. The result was the commercial release in 2008 of the product called the Sentry 5000®.

The Sentry 5000® was designed and developed by TEDI to be a mobile, completely self sufficient first response unit that will provide several vital utility services in manmade and natural disasters. The Sentry 5000® generates electricity, provides heating and cooling, water filtration, compressed air, satellite voice and data communications, and emergency area lighting. The unit is small enough to be transported by a pick-up truck or SUV and operates on diesel fuel.

Future Growth

Our goals are to grow the sales and service of our products and to seek strategic acquisitions that will expand our sales, service and manufacturing capabilities. Although no assurances can be given, management anticipates Company growth from the following areas:

1)
Acquisitions of other synergistic and complementary companies. Management has identified and initiated discussions with numerous companies that we believe are strongly compatible with Titan Energy’s strategic vision and will offer us access to strategic territories for sales and service of power generation equipment. These include companies in the traditional, alternative and renewable energy industries.

2)
Increase sales revenues in TES from existing territories. We have identified a number of opportunities to improve product sales and revenues in our existing Midwest territory and these new initiatives are being put into practice. A dedicated effort to grow our service revenues and margins has been achieved with strong results to date.

3)
Establish sales and marketing partnerships for its Sentry 5000® and other emergency utility systems. We will seek agreements with power equipment manufacturing, distribution and sales companies to aggressively promote and sell the Sentry 5000® to more markets in the U.S. as well as around the world.

4)
Increase number of territories through its manufacturing partners. We hope to work with our manufacturing partners to acquire underperforming or underserved territories that would increase our sales base and revenues.

Through strategic acquisitions and expanding sales and margin in our existing businesses, we are seeking to achieve a national footprint for sales and service, as well as the opportunity to create branding, greater economies of scale, and improved marketing, advertising, sales and service programs. We believe management is highly qualified to continue to improve our existing businesses and we are uniquely positioned to carry out an aggressive and successful acquisition strategy.

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

Employees

We currently have 25 full-time employees and two consultants that are employed on a monthly retainer.

ITEM 2.  Description of Property

We lease office space at the following locations:

▪
55800 Grand River Avenue, Suite 100, New Hudson, MI 48165 (our executive offices). This is a 3-year lease agreement, at a cost of $3,170 per month. The expiration date for this lease is December 1, 2010.

▪	6177 Center St., Suite 103, Omaha, NE 68106. This is a 3-year lease agreement, with at a cost of $850 per month. This lease expired April 30, 2008 and has a renewal option to February 28, 2011.

▪	6130 Blue Circle Drive, Suite 600, Minnetonka, MN 55343. This is a 5-year lease with a cost of $4,400 per month. This lease expiration date is November 30, 2012.

▪	451 Northeast 69th Place, Suite 43, Ankeny, IA 50021. This is a 3-year lease at a cost of $667 per month. This lease expires on July 31, 2009.

▪
12467 Boone Ave S, Unit #7, Savage, MN  55378.  This was a 6-month lease from November 26, 2007 to May 31, 2008 which was renewed for an additional 6-month period ending November 30, 2008.  The lease was further extended an additional three months to February 28, 2009 at a cost of $1,400 per month. This lease has been continued on a month-to- month basis.

ITEM 3.  Legal Proceedings

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

Pursuant to court order, the parties engaged in non-binding mediation, however, at the last session of mediation, which occurred on January 23, 2009, the parties were unable to resolve the matter and the judge issued an order requiring that all discovery be completed by the end of May and that the matter would be set for trial during his November trial block (November 16 – December 14).  The parties are currently engaged in discovery.

Our counsel has reviewed and investigated the factual predicate for the claims and believes that there is no basis for the allegation or claims. We believe that we did not violate any agreement, use any confidential or proprietary information and that we have a meritorious defense to the suit and we are vigorously defending the matter.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

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

	High	Low
Calendar Year 2008
First Quarter	1.3500	0.7200
Second Quarter	0.7500	0.2200
Third Quarter	0.4000	0.1200
Fourth Quarter	0.1700	0.0650
Calendar Year 2007
First Quarter	0.1800	0.0500
Second Quarter	0.1000	0.0400
Third Quarter	1.2500	0.0030
Fourth Quarter	1.9000	1.0100

HOLDERS

We have 15,732,056 shares of our common stock outstanding as of March 20, 2008 held by approximately 375 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDENDS

We have not paid dividends to our stockholders in the last two fiscal years and have no intention to pay dividends in the foreseeable future

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs
October	0	$0	0	0
November	0	$0	0	0
December	0	$0	0	0
Total	0	$0	0	0

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of  Operations, and in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us, and (ii) the lack of resources to maintain our good standing status and requisite filings with the SEC. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

OUR BUSINESS

We are a manufacturer, distributor and service provider for energy and power generation equipment, emergency power equipment and specialized mobile utility systems in the U.S. and internationally. Key drivers in our market include an ailing power grid, the need and demand for reliable power, and legislative mandates for back up and emergency power systems in critical industries. We provide equipment and service to a broad market, including: financial institutions, telecommunication centers, health care facilities, data centers, grocery store chains, manufacturers, gas stations and others.

In 2006, we acquired two companies in the distributed energy and generator manufacturing industries: Titan Energy Development Inc., (“TEDI”) and Stellar Energy Services, Inc.(d/b/a Titan Energy Systems  “TES”). TEDI merged with us on July 21, 2006, making us a manufacturer and supplier of unique disaster recovery equipment including the mobile utility system called the Sentry 5000®.

The acquisition of TES gave us an established distributorship for emergency and standby power in four Midwestern states. Since 2006, we have installed hundreds of stand-by energy systems for customers in our territories.

We are actively seeking to expand the numbers of territories in which we can market and serve power generation equipment through acquisitions of established power equipment dealerships.

In January 2008, we closed on a Private Placement Offering of our Series D preferred stock and warrants (the “Private Offering”), raising approximately $6.0 million in gross proceeds and converting nearly $2.0 million in debt. Net proceeds were used to finance inventory and for general operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Sales

Sales for the year ended December 31, 2008 were $9,250,608 compared to $8,841,049 for the year ended December 31, 2007. The primary reason for the increase was attributable to the sales of emergency utility systems through the TEDI subsidiary.  The sales for TES had a slight decline from 2007 which occurred in the first quarter of the year due to harsh weather conditions and the implementation of a new sales strategy aimed at focusing sales efforts on higher margin products.

Cost of Sales

Cost of sales was $7,676,966 for the year ended December 31, 2008 compared to $7,711,330 for the year ended December 31, 2007. Cost of sales as a percentage of sales was 83% for the year ended December 31, 2008 compared to 87% for the year ended December 31, 2007. The improvements in gross margin were attributable to selling higher margin products, improved efficiency on service contracts and pricing policies at TES. The gross margin on the TES product and service contracts was 18.2% compared to 12.4% for the years ended December 31, 2008 and 2007, respectively. The margins related to TEDI products were lower due to the development contract which was limited by the federal government and had some cost overruns.

General and Administrative Expenses

General and administrative expenses were $3,238,596 for the year ended December 31, 2008, compared to $3,322,023 for the year ended December 31, 2007, a decrease of $83,427.  The decrease was the result of using fewer consultants and replacing them with salaried employees. Such expenses would have decreased even more if they had not been offset by legal expenses and expenses due to activities on acquisitions that were not completed by December 31, 2008. Our total legal costs representing non-recurring expense in 2008 was $134,144. In addition, we incurred costs associated with proposed acquisitions which under FASB 141R requires that direct costs be expensed rather than capitalized as part of the purchase price. We were not able to obtain financing for two acquisitions by December 31, 2008 and therefore, we charged $157,967 of direct costs to expense. Without these legal and acquisition expenses our general and administrative expenses for 2008 would have been decreased by more than $375,000 compared to 2007, a decrease of 11%.  The general and administrative expenses as percentage of sales was 35% for year ended December 31, 2008 compared to 37.5% for the year ended December 31, 2007. One of our main strategies is to leverage this ratio from increasing internal sales without additional overhead. We intend to focus on continuing to improve our operating efficiencies, cost reductions, and increasing revenue to achieve a lower ratio of G&A expenses compared to sales.

Net Interest Expense

Net interest expense for the year ended December 31, 2008, was $46,545 compared to $259,237 for the year ended December 31, 2007. The lower expense was attributable to using proceeds from our $10 million Private Offering to retire all of the short-term bridge financing. We have also replaced TES 11% line of credit for working capital financing with an 8% line of credit.

Amortization of Debt Discounts and Financing Costs

For the year ended December 31, 2008, the amortization cost of debt discounts and warrants was $12,605 compared to $923,845 for the year ended December 31, 2007. This decrease was attributable to the retirement of all obligations that had beneficial conversion features. The amount for December 31, 2008 is the amortization of cost related to TES’ new credit facility.

Liquidity and Capital Resources

During the year ended December 31, 2008, cash used by operations was $2,289,213. We intend to continue to find ways to expand our business through increasing equipment and service sales in existing territories and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business.

During the year ended December 31, 2008, we incurred a net loss of $1,724,104 which includes $246,156 of noncash charges. We used cash for investing activities of $154,838 and net cash provided by financing activities was $2,028,653. This included $2.2 million in net proceeds from the completion of our Private Offering.

 At December 31, 2008 we had $327,166 in cash and short-term investment. We are in the process of increasing the credit facility for TES to $1.0 million.  The interest rate on this line is 7.25%. We believe that with the increase in this facility, combined with our effort to control expenses, we will have adequate cash flow to operate our business.

If we make a strategic acquisition, it will be necessary for us to raise additional capital. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Off-Balance Sheet Arrangements

None.

ITEM 8.  Financial Statements

TITAN ENERGY WORLDWIDE, INC.
Consolidated Financial Statements and
Reports of Independent Registered Public Accounting Firms
December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS
TITAN ENERGY WORLDWIDE, INC.

We have audited the accompanying consolidated balance sheets of Titan Energy Worldwide, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Energy Worldwide, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.”

/s/ UHY LLP
Southfield, MI
March 31, 2009

Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$327,166	$742,564
Accounts receivable less allowance for doubtful accounts of $44,000 and $50,000, respectively	1,349,105	1,089,845
Inventory	703,941	598,207
Other current assets	161,432	137,005
Total current assets	2,541,644	2,567,621
Property and equipment, net	225,389	133,421
Customer and distribution lists, net	1,134,720	1,280,034
Goodwill	1,599,160	1,599,160
Other assets	7,302	22,532
Total assets	$5,508,215	$5,602,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable-current portion	$557,085	$544,425
Accounts payable	1,007,843	882,126
Accrued compensation	115,409	537,584
Accrued liabilities – other	183,157	437,616
Customer deposits and deferred revenue	3,504	72,903
Total current liabilities	1,866,998	2,474,654
Notes payable, less current portion		3,670
Total liabilities	1,866,998	2,478,324

Commitments and Contingencies

Stockholders’ equity
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued and outstanding 15,732,056 and 15,398,205	1,573	1,540
Series D Preferred Stock 10,000,000 authorized, $.0001 par value, issued and outstanding 657 and 411, $.0001 par value	1	1
Additional paid-in capital	27,003,124	24,169,118
Accumulated deficit	(23,363,481)	(21,046,215)
Total stockholders’ equity	$3,641,217	$3,124,444
Total liabilities and stockholders’ equity	$5,508,215	$5,602,768

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	2008	2007
Sales of equipment	$7,160,973	6,858,941
Sales of service and parts	2,089,635	1,982,108
Total sales	9,250,608	8,841,049

Material cost and labor for equipment	6,141,505	5,939,635
Material cost and labor for service and parts	1,535,461	1,771,695
Total cost of sales	7,676,966	7,711,330
Gross profit	1,573,642	1,129,719

Salaries, wages and benefits	1,693,822	1,436,049
Consulting and professional fees	610,346	932,856
Other general and administrative expense	934,428	953,118
Total general and administrative expenses	3,238,596	3,322,023

Loss from operations	(1,664,954)	(2,192,304)

Interest expense, net	46,545	259,237
Amortization of debt discount and financing cost	12,605	923,845
Net loss	$(1,724,104)	$(3,375,386)
Preferred dividend from beneficial conversion feature on Series D Preferred Stock	(593,162)	(3,483,484)
Preferred dividend from early extinguishment of Series A, B & C Preferred Stock	-	(9,767,847)
Net Loss for available to Common Shareholders	$(2,317,266)	$(16,626,717)

Basic and diluted weighted average number of shares outstanding	15,558,222	6,638,249
Basic and diluted net loss per common share	$(0.15)	$(2.50)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance December 31, 2006	6,979,971	$698	3,750,000	$375
Stock issued for conversion of notes	2,772,835	277
Proceeds from issuance of common stock	562,118	56
Stock issued for services	1,350,000	135
Warrants issued with convertible debt
15 to 1 reverse stock split	(10,829,148)	(1,083)
Settlement of accounts payable	38,077	4
Beneficial conversion feature related to convertible debt
Early extinguishment of Series A Preferred Stock	8,000,000	800	(2,000,000)	(200)
Early extinguishment of Series B Preferred Stock	1,686,699	169	(1,000,000)	(100)
Early extinguishment of Series C Preferred Stock	977,809	98	(750,000)	(75)
Conversion of Secured Convertible Notes	3,859,844	386
Preferred stock issuance			417	1
Warrants issued with Series D Preferred Stock
Beneficial conversion feature related to Series D Preferred Stock
Purchase of common stock warrants
Other
Net loss for the year
Balance December 31, 2007	15,398,205	$1,540	417	$1
Stock issued for conversion of notes	23,962	2
Stock issued for services	265,000	27
Stock issued for compensation	6,667
Proceeds from issuance of common stock	38,222	4
Preferred stock issuance			240
Warrants issued with Preferred Series D
Beneficial conversion feature related to Series D Preferred Stock
Purchase of common stock warrants
Net loss for the year
Balance December 31, 2008	15,732,056	$1,573	657	$1

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007 (Continued)

	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2006	$5,313,151	$(4,259,682)	$1,054,542
Stock issued for conversion of notes	2,496		2,773
Proceeds from issuance of common stock	72,964		73,020
Stock issued for services	111,565		111,700
Warrants issued with convertible debt	102,479		102,479
15 to 1 reverse stock split	1,083		-
Settlement of accounts payable	41,117		41,121
Beneficial conversion feature related to convertible debt	642,168		642,168
Early extinguishment of Series A Preferred Stock	8,506,350	(8,506,950)	-
Early extinguishment of Series B Preferred Stock	908,669	(1,012,707)	(103,969)
Early extinguishment of Series C Preferred Stock	352,070	(408,006)	(55,913)
Conversion of Secured Convertible Notes	1,650,433		1,650,819
Preferred Series D stock issuance	2,075,675		2,075,676
Warrants value in Series D Preferred Stock	1,394,093		1,394,093
Beneficial conversion feature related to Series D Preferred Stock	3,483,484	(3,483,484)	-
Purchase common stock warrants	(479,000)		(479,000)
Other	(9,679)		(9,679)
Net loss for the year		(3,375,386)	(3,375,386)
Balance December 31, 2007	$24,169,118	$(21,046,215)	$3,124,444
Stock issued for conversion of notes	29,966		29,968
Stock issued for services	43,021		43,048
Stock issued for compensation	1,066		1,066
Proceeds from issuance of common stock			4
Preferred stock issuance	1,445,909		1,445,909
Warrants issued with Series D Preferred Stock	741,341		741,341
Beneficial conversion feature related to Series D Preferred Stock	593,162	(593,162)	-
Cost of issuing Series D Preferred Stock	(20,459)		(20,459)
Net loss for the year		(1,724,104)	(1,724,104)
Balance December 31, 2008	$27,003,124	(23,363,481)	3,641,217

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007
Operating activities:
Net loss	$(1,724,104)	$(3,375,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock	25,367	111,700
Depreciation and amortization	208,184	188,075
Amortization of debt discount	12,605	923,845
Changes in operating assets and liabilities:
Accounts receivable	(259,260)	649,097
Inventory	(105,734)	(44,492)
Other assets	2,836	(137,101)
Accounts payable	125,717	(63,153)
Accrued liabilities	(505,425)	130,570
Customer deposits	(69,399)	(617,976)
Net cash used in operating activities	(2,289,213)	(2,234,821)
Investing activities:
Purchase of property & equipment	(154,838)	(96,609)
Net cash used investing activities	(154,838)	(96,609)
Financing activities:
Proceeds from issuance of Series D Preferred Stock	2,166,786	3,044,173
Payment of financing costs	(5,888)	(547,686)
Proceeds from issuance of notes payable	449,558	4,456,204
Payment of notes payable	(411,803)	(3,674,196)
Proceeds from issuance of common stock	-	73,020
Purchase of common stock warrants	(170,000)	(309,000)
Net cash provided by financing activities	2,028,653	3,042,515
Increase (decrease) in cash and cash equivalents	$(415,398)	$711,085
Cash and cash equivalents, beginning of year	742,564	31,479
Cash and cash equivalents, end of year	$327,166	$742,564

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

On July 21, 2006, Safe Travel Care, Inc. entered into an agreement and plan of merger with Titan Energy Development, Inc. (“TEDI”) (“the Merger Agreement”). TEDI is a manufacturer and distributor of emergency on site survival equipment called the Sentry 5000®. In exchange for transferring TEDI to Safe Travel Care, Inc., the TEDI shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Company’s preferred stock (the “Merger”), which were divided proportionately among the TEDI shareholders in accordance with their respective ownership interests in TEDI immediately before the completion of the Merger. The TEDI Shareholders also received 1,000,000 shares of the Company’s common stock (“Common Stock”). The Company changed its name to “Titan Energy Worldwide, Inc.” on December 26, 2006.

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s preferred stock, plus a Note payable to Stellar shareholders of $823,000. The Stellar shareholders also received 1,000,000 shares of Common Stock. Stellar provides products and services to protect an industry’s critical equipment from power outages, over/under voltage or transient surges and harmonic distortion Stellar is operating under during business as Titan Energy Systems, Inc (“TES”).

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008 and December 31, 2007 the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities:

Preferred Stock, Series A, authorized 10,000,000, $.0001 par value
Preferred Stock, Series B, authorized 10,000,000, $.0001 par value
Preferred Stock, Series C, authorized 10,000,000, $.0001 par value

Following is a summary of the Company’s significant accounting policies.

Principles of Consolidation

The financial statements include the accounts of the Company and its 100% owned subsidiaries, TEDI and TES.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2008 of $1,724,104 and at December 31, 2008 had an accumulated deficit of $23,363,481 The accumulated deficit includes a charge of $9,767,847 for the early extinguishment of the Series A, B and C Preferred Stock and issuance of Common Stock in 2007. In addition, the Company issued Series D Convertible Preferred Stock with a beneficial conversion feature which resulted in recording a preferred stock dividend of $4,076,646. The accumulated deficit without these transactions would have been $9,518,988 However, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

•	Management has acquired companies that they believe will be cash flow positive.
•	The Company’s loss from operations was reduced by $527,000 as compared to 2007.
•
The Company has taken measures to reduce the loss from Titan Energy Development, Inc. as management has moved to a strategy of licensing the Sentry 5000® to a third party and thereby eliminating the operating costs associated with the development and launch of the product.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the years ended December 31, 2008, and 2007, the Company has entered into several non-cash transactions in order to provide financing for the Company in order to conserve cash. The table below shows the transactions that occurred during the past two years.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008		2007
Conversion of Preferred Stock Series A, B and C	$		9,767,847
Stock issued for services		$43,028	$111,700
Stock issued to convert long-term debt		$29,968	$2,423,694
Stock issued in settlement of accounts payable	$		$41,121

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007
Furniture and office equipment	$153,393	$118,080
Vehicles	61,703	52,003
Tools and Shop Equipment	93,647	81,804
Rental equipment	97,983	-
Accumulated Depreciation	(181,337)	(118,466)
Net Property and Equipment	$225,389	$133,421
Depreciation Expense	$62,871	$30,581

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

The Company has acquired with each of its acquisitions a customer list that has been classified as an intangible requiring amortization. The Company believes that the useful life of this intangible is 10 years. The accumulated amortization at December 31, 2008 and December 31, 2007 was $318,415 and $173,192, respectively.

Advertising Costs

Advertising costs includes trade shows, demo and literature which are expensed as incurred. The advertising costs for the years ended December 31, 2008 and 2007 were $75,242 and $42,763, respectively.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 was issued to clarify the requirements of SFAS No. 109 relating to the recognition of income tax benefits. As of December 31, 2008 and 2007, the Company had no unrecognized tax benefits due to uncertain tax positions.

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

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, determined by a first in, first out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	2008	2007
Parts	$376,246	$456,862
WIP	185,172	68,286
Finished Good	197,523	113,059
Obsolescence Reserve	(55,000)	(40,000)
Total	$703,941	$598,207

NOTE 3 - NOTES PAYABLE

Notes Payable consists of the following at December 31, 2008 and 2007:

	2008	2007
Revolving line of credit, prime plus 2.0% with minimum interest rate of 8% and due April 3, 2009	$449,558	-
Revolving credit facility with a financial institution bearing interest at 10% at December 31, 2007	-	$403,142
Promissory note payable, bearing interest at 11% due April 1, 2009	103,969	132,724
Other Loans	3,558	12,229
Total	$557,085	$548,095
Less current portion	557,085	544,425
Long -term Debt	$-	$3,670

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company issued 11% Promissory Notes to former holders of shares of the Company’s Series B and Series C Preferred Stock. These Notes were due August 13, 2008 and are not convertible and do not have any warrants. The Company may elect to prepay without penalty. During the first quarter of 2008, one of the former shareholders elected to convert his Note and accrued interest of $29,968 for 23,962 shares of common stock.

In March 2009, Stellar’s Revolving Line of Credit of $750,000 was extended to April 3, 2009 for the bank to complete an audit on the collateral. The Company anticipates that this Revolving Line of Credit will be extended for another year and the amount will be increased to $1.0 million. Borrowings under this facility are subject to a borrowing base formula consisting of 75% of the accounts receivable balances under 90 days plus 50% of the inventories, up to a maximum of $125,000.

The holder of the 11% Promissory Note was extended from August 13, 2008 until April 1, 2009.

Accrued interest is included in accrued liabilities at December 31, 2008 and 2007, in the amounts of $4,355 and $5,600, respectively.

NOTE 4 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2008	2007
Income taxes at the statutory rate	$(586,195)	$(1,147,631)
Valuation Allowance	520,551	1,093,500
Permanent differences and other, net	65,644	54,131
Total income taxes	$–	$–

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The Company has a net operating loss carry forward of approximately $7,600,000.

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes take effect January 1, 2008, and, because they are based or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes,” apply as of the enactment date. The law, as amended, establishes a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of December 31, 2008, and has an indefinite carry-forward period. The enactment of the MBTA, as amended, does not have a material impact on the consolidated financial statements of the Company as of December 31, 2008.

NOTE 5 – RETIREMENT PLAN

All eligible employees are covered under the Company 401(k) pension and profit sharing plan. For the year ended December 31, 2008, the Company made profit sharing contributions of $29,670. The Company did not have a plan in 2007; however TES had a 401(k) plan with no Company match.

NOTE 6 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Each Unit was offered at $10,000. The holder of the Convertible Preferred Stock may, at any time and are required to convert their preferred stock 24 months after issuance, in whole or in part, into shares of Common Stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of Common Stock. Each A Warrant and B Warrant entitles the holder to purchase three thousand three hundred and thirty-three (3,333) shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

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

The Units offered include warrants and a beneficial conversion feature as the Series D Preferred Stock was convertible and in the money at closing dates. The Company has determined the value of the warrants to be $2,135,434 and the value of Series D Preferred stock to be $3,521,558. The Company has valued the beneficial conversion feature of $4,076,646. This amount is treated as a preferred stock dividend with the amount increasing paid in capital and reducing retained earnings. In the year ended December 31, 2008, the increase in the preferred dividend was $593,162.

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK TRANSACTIONS

During the third quarter of 2008, the Company paid several consultants and a former employee in stock for their services. The aggregate number of common shares issued was 271,667. The price per share was based on the current market value at time of issuance, approximately $0.16 per share.

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

During the third quarter of 2007, the Company agreed with the holders of Series A, B and C Preferred Stock to exchange their shares for Common Stock. These shares were not convertible at the time of the exchange, thus, resulting in an extinguishment of the preferred shares and issuance of new common shares. The accounting treatment for this extinguishment resulted in a charge to retained earnings for the excess of the fair market value of the common stock over the amount recorded upon issuance of the preferred stock. The Company’s extinguishment charge was $9,767,867 for the following transactions:

•	The Company converted the Series A Preferred Stock to Common Stock according to the formulas set forth in the Certificate of Designation. Each share of Series A was converted 200:1 to common shares.

•	The Company agreed with the holders of Series B Preferred Stock to convert into $2.00 worth of common shares.

•	The Company agreed with the holders of Series C Preferred Stock into a $1.50 worth of common shares.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The price of the Common Stock, based on the five days closing price before the effective date of August 13, 2007 was $1.07. The effective date for these transactions was August 13, 2007 and the increase in Common Stock was 10,664,508. The holders for Series B and C had an option to take a Note due in August 13, 2008 with 11% interest. The Company has issued Notes totaling $159,882. One of these notes was paid off early at a discount and another note holder elected to convert his note to common stock. The current outstanding balance is $103,969.

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

NOTE 8 - COMMON STOCK WARRANTS

During the past 21 months, the Company raised capital through short-term bridge debt and through the private placement of its Series D Convertible Preferred Stock. These transactions included warrants for the investor and the brokers. The total numbers of warrants issued for the year ended December 31, 2008, and for the year ended December 31, 2007, were 1,750,736 and 5,927,284, respectively. None of the warrants have been exercised this year. The following table shows the warrants outstanding at December 31, 2008:

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

NOTE 9 – OPERATING LEASES

The Company leases office space and warehouses. Rent expense for the years ended December 31, 2008 and 2007 was $142,645 and $125,628. Future minimum rental payments required under the non-cancelable operating leases are as follows: 2009 - $101,040; 2010 - $97,870; 2011 - $54,500 and 2012 - $48,400.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T): Controls and Procedures

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are:

Name	Age	Position	Position Held Since
Jeffrey W. Flannery	52	Chairman	2005

John M. Tastad	42	Chief Executive Officer	2007

Thomas Black	45	President, Chief Operating Officer and Secretary	2006

James J. Fahrner	57	Chief Financial Officer	2007

A description of our directors’ business experience during the past five years is set forth below.

Jeffrey Flannery, Chairman and Director, Titan Energy Worldwide, Inc. Mr. Flannery has been the Company’s Chairman, Chief Executive Officer and Chief Financial Officer since December 15, 2005. On May 1, 2007, Mr. Flannery stepped down from the position of CFO, and on October 1, 2007 he stepped down from the position of CEO. He remains as the Company’s Chairman and is working as a consultant to the Company. From 1994 to 2004, Mr. Flannery was the founder and Chief Executive Officer of Enhanced Information Systems, Inc., an online home health care provider for the pharmacy industry, Vice President of Development for IUSA, an information technology company, and Vice President of Corporate Communications for Center For Special Immunology, a public company dedicated to medical treatments for immune disorders. As President of FLC Partners, Inc., an advisory company, Mr. Flannery has provided financial consulting and business development services for many public and private companies. Mr. Flannery received his B.A. in Philosophy from the University of California, Los Angeles.

John Michael Tastad, Chief Executive Officer and Director, Titan Energy Worldwide, Inc. Mr. Tastad became the Chief Executive Officer and a Director of Titan Energy Worldwide on October 1, 2007. With expertise in the energy, utility, and manufacturing industries, Mr. Tastad has developed strong business and industry relationships both domestically and abroad. From 2005 until the present, Mr. Tastad founded and served as CEO of San Vision Energy Technology, an energy technology product and service company based in California which has developed state-of-the-art demand response technology, digital sub metering and consumer energy monitoring products. From 1998 to 2001, Mr. Tastad was Chairman of the Board of Alliance Energy, a company that developed, installed and serviced power generation systems for private companies. In 2001, Mr. Tastad negotiated the sale of Alliance Energy to DTE Energy Technologies (“DTE”), a global leader in the distributed generation business. Following the company sale, Mr. Tastad took on a position at DTE as VP of Sales until 2005 and was actively involved in the development and commercialization of several DG technologies including fuel cells, mini-turbines and pre-packaged natural gas co-generation equipment. He went on to develop DTE's international strategy for Asia that included identifying potential partners and negotiating distribution agreements in Japan, Korea and China.

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

James Fahrner, Chief Financial Officer and Director, Titan Energy Worldwide, Inc. A seasoned financial executive with 35 years of experience in accounting, audit internal control, cash flow management, purchase accounting, budgeting and forecasting, Mr. Fahrner was Senior Consultant for Callaway Partners from 2006 until his employment with the Company in May 2007. From 2000 to 2006, he was the Controller for DTE Energy Technology. Mr. Fahrner has his B.S. in Mathematics from Eastern Michigan University. He is a Certified Public Accountant, and a member of the AICPA and MACPA organizations.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are not aware of any person who during the year ended December 31, 2008, was a director, officer, or beneficial owner of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

▪	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
▪	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;
▪	Compliance with applicable governmental laws, rules and regulations;
▪	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
▪	Accountability for adherence to the code.

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions previously has been filed with the SEC.

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 55800 Grand River Avenue, Suite 100, New Hudson, MI 48165, telephone number (248) 446-8557.

Nominating, Audit or Compensation committees

The Company does not have Nominating, Audit or Compensation committees.

ITEM 11.  Executive Compensation

Compensation of Executive Officers

The following table sets forth, for the fiscal years ended December 31, 2008 and 2007, all compensation paid by the Company, including salary, bonuses and certain other compensation, if any, to its Chief Executive Officer and the two most highly compensated executive officers other than the CEO. The executive officers listed in the table below are sometimes referred to as the “named executive officers” in this Form 10-K.

Summary Compensation Table for 2008 and 2007

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey W. Flannery (1)
Chairman	2007	130,500	60,000	0	0	0	0	53,050	243,550
	2008	81,000	0	0	0	0	0	27,000	108,000

John Tastad(2)	2007	75,000	50,000	0	0	0	0	300,000	425,000
Chief Executive Officer	2008	180,000	0	0	0	0	0	2,550	182,550

Thomas Black(3)
President, COO,	2007	165,000	40,000	0	0	0	0	0	205,000
Director and Secretary	2008	180,000	0	0	0	0	0	3,150	183,150

James Fahrner(4)	2007	90,250	5,000	0	0	0	0	8,900	104,150
Chief Financial Officer	2008	135,000	0	0	0	0	0	8,585	143,585

1)
On October 1, 2008, Mr. Flannery resigned his employment and became a consultant.  On May 1, 2007, Jeffery Flannery resigned his position as Chief Financial Officer and on October 1, 2007 as Chief Executive Officer retaining the position of the Chairman of the Company. The amount under All Other Compensation for 2007 represents a reimbursement for the amount spent in obtaining the shell corporation in 2007. The amount under All Other Compensation for 2008 represents payment as a consultant.

2)
On October 1, 2007, Mr. Tastad was appointed as the Chief Executive Officer of the Company.  Mr. Tastad has worked as a consultant for the Company since its formation.  The All Other Compensation for 2007 for John M. Tastad includes payment for his consulting work done between October 2005 and September 2006 which was deferred until he became an employee in 2007. All Other Compensation for 2008 represent our matching contribution to the 401(k) plan.

3)	Mr. Black was paid $72,408 of his 2006 compensation in 2007. All Other Compensation for 2008 represent our matching contribution to the 401(k) plan.
4)
On May 1, 2007, James J. Fahrner was appointed Chief Financial Officer of the Company. All Other Compensation for 2007 includes $1,900 in cash, a $3,000 stock payment while Mr. Fahrner was a contractor and $4,000 for his monthly car allowance. All Other Compensation for 2008 represents our matching contribution to the 401(k) plan and his car allowance of $6,000.

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

The Company does not have an employment agreement with its CEO and Chairman, John Tastad, and Jeffrey Flannery.

Confidentiality Agreements

None.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 6, 2008, information concerning ownership of our securities by

▪	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;
▪	Each director;
▪	Each named executive officer; and
▪	All directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes any shares which the person has the right to acquire within 60 days through the exercise of any stock option, warrant or other right.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Number		Percent (2)
Jeffrey W. Flannery, Chairman	2,120,650		13.48%
John M. Tastad, Chief Executive Officer	3,041,000		19.33%
Thomas Black, President and Chief Operating Officer	1,605,172		10.20%
James J. Fahrner, Chief Financial Officer	229,444	(3)	1.44%
All directors and executive officers as a group (four persons)	6,996,266		44.41%

Wholesale Realtors Supply	2,499,900	(4)	13.95%
Carl Rountree	1,666,600	(5)	9.58%
Eckhart Grohmann Revocable Trust of 1985	1,666,600	(6)	9.58%

1)
Unless otherwise indicated, the address for each of these stockholders is c/o Titan Energy Worldwide, Inc., 55800 Grand River Avenue, Suite 100, New Hudson, MI 48165. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.

2)	Based on 15,732,056 shares of common stock outstanding as of March 20, 2009.

3)
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

4)
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

5)
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

6)
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

ITEM 13.  Certain Relationships and Related Transactions.

None.

Parents

None.

Promoters and Control Persons

Not applicable.

ITEM 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements and reviews of quarterly financial statements included in Form 10Qs and 10Q-SBs for the years ended December 31, 2008 and 2007 were $41,000 and $50,365, respectively.

Audit-Related Fees

The aggregate fees billed by UHY LLP for professional services rendered for the audit of proposed acquisition candidates for fiscal year ended December 31, 2008 were $43,000.

Tax Fees

There were no fees billed by UHY LLP for tax related fees in the last two fiscal years.

All Other Fees

In 2008, the other fees billed by UHY LLP were $3,000 for review of the draft of a Registration Statement on Form S-1.

The firm of UHY LLP ("UHY") acts as our principal independent registered public accounting firm. Through December 31, 2008, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide nonaudit services. UHY has no full time employees and therefore, none of the audit services performed was provided by permanent full-time-employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

ITEM 15.    Exhibits

Exhibit No.	Identification of Exhibit

3.1*	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on December 26, 2006.

3.2*	Bylaws

4.1*	Certificate of Designation establishing our Series D Preferred Stock filed February 26, 2008

10.1*	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006

10.2*	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006

10.3*	Employment Agreement dated January 1, 2007 between Titan and Thomas Black

10.4*	Employment Agreement dated May 1, 2007 between Titan and James Fahrner

14*	Code of Ethics

21**	Subsidiaries

23.1**	Consent of UHY LLP

31.1**	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN ENERGY WORLDWIDE, INC.

Dated: March 31, 2009	By:	/s/ John M. Tastad
John M. Tastad Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Fahrner	Chief Financial Officer (Principal Financial Officer) and Director	March 31, 2009
James J. Fahrner

/s/ John M. Tastad	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2009
John M. Tastad

/s/ Jeffrey W. Flannery	Chairman and Director	March 31, 2009
Jeffrey W. Flannery

/s/ Thomas R. Black	President and Director	March 31, 2009
Thomas R. Black

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

3.1*	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on December 26, 2006.

3.2*	Bylaws

4.1*	Certificate of Designation establishing our Series D Preferred Stock filed February 26, 2008

10.1*	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006

10.2*	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006

10.3*	Employment Agreement dated January 1, 2007 between Titan and Thomas Black

10.4*	Employment Agreement dated May 1, 2007 between Titan and James Fahrner

14*	Code of Ethics

21**	Subsidiaries

23.1**	Consent of UHY LLP

31.1**	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.