Form 10-Q
period 2009-03-31
Titan Energy Worldwide, Inc.
filed 2009-05-15
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act.

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

Yes ☐; No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

As of May 10, 2009, the issuer had 15,732,056 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

PART I
ITEM 1.  FINANCIAL STATEMENTS

Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$101,520	$327,166
Accounts receivable, less allowance for doubtful accounts of $46,460 and $44,000 respectively	1,258,245	1,349,105
Inventory	518,934	703,941
Other current assets	112,339	161,432
Total current assets	1,991,038	2,541,644
Property and equipment, net	218,826	225,389
Customer and distribution lists, net	1,098,392	1,134,720
Goodwill	1,599,160	1,599,160
Other assets	7,190	7,302
Total assets	$4,914,606	$5,508,215
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable-current portion	$604,872	$557,085
Accounts payable	769,185	1,007,843
Accrued compensation	106,495	115,409
Accrued liabilities – other	124,367	183,157
Customer deposits and deferred revenue	5,386	3,504
Total liabilities	1,610,305	1,866,998

Commitments and Contingencies

Stockholders’ equity
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued and outstanding 15,732,056 and 15,732,056	1,573	1,573
Series D Preferred Stock 10,000,000 authorized, $.0001 par value, issued and outstanding 657 and 411	1	1
Additional paid in capital	27,003,124	27,003,124
Accumulated deficit	(23,700,397)	(23,363,481)

Total stockholders’ equity	3,304,301	3,641,217

Total liabilities and stockholders’ equity	$4,914,606	$5,508,215

See accompanying notes to unaudited consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Sales of equipment	$1,101,427	739,622
Sales of service and parts	588,000	458,237
Total sales	1,689,427	1,197,899

Material cost and labor for equipment	954,103	653,238
Material cost and labor for service and parts	414,648	390,311
Total cost of sales	1,368,751	1,043,549
Gross profit	320,676	154,350

Salaries, wages and benefits	354,822	436,518
Consulting and professional fees	106,302	138,688
Other general and administrative expenses	182,357	286,281
Total general and administrative expenses	643,481	861,487

Loss from operations	(322,805)	(707,137)

Interest expense, net	(13,130)	(15.175)
Amortization of debt discount and financing cost	(981)	(8,188)
Net loss	(336,916)	$(730,500)
Preferred dividend from beneficial conversion feature of Preferred Stock Series D	-	(593,162)
Net loss available to common shareholders	$(336,916)	$(1,323,662)
		-
Weighted average number of shares outstanding for basic and diluted	15,732,056	15,409,181

Basic and diluted net loss per common share	$(0.02)	$(0.09)

See accompanying notes to unaudited consolidated financial statements.

Titan Energy Worldwide, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(336,916)	$(730,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,164	50,184
Amortization of debt discount	981	8,188
Changes in operating assets and liabilities:
Accounts receivable	90,860	405,560
Inventory	185,007	(230,227)
Other assets	52,027	20,748
Accounts payable	(238,659)	(125,700)
Accrued liabilities	(67,705)	(417,344)
Customer deposits	1,882	(37,802)
Net cash used in operating activities	(262,359)	(1,056,877)
Investing activities:
Increase in fixed assets	(11,075)	(32,648)
Net cash used in investing activities	(11,075)	(32,648)
Financing activities:
Proceeds from issuance of Series D Preferred Stock		2,181,837
Payment of financing costs		(5,888)
Proceeds from issuance of notes	50,000	411,327
Repayment of notes	(2,212)	(403,142)
Purchase of common stock warrants		(170,000)
Net cash provided by financing activities	47,788	2,014,134
Increase (decrease) in cash and cash equivalents	$(225,646)	$924,609
Cash and cash equivalents, at December 31, 2008 and 2007	327,166	742,564
Cash and cash equivalents, at March 31, 2009 and 2008	$101,520	$1,667,173

See accompanying notes to unaudited consolidated financial statements.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the “Company”) was incorporated on December 28, 2006 in the state of Nevada and was formerly known as “Safe Travel Care, Inc.,” a Nevada corporation. Our business is to provide the power generation equipment, service and expertise which enable companies, institutions and governments to safely maintain their critical operations and services during times of power outages, suboptimal power conditions and emergencies.

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

On July 21, 2006, Safe Travel Care, Inc. entered into an agreement and plan of merger with Titan Energy Development, Inc. (“TEDI”) (“the Merger Agreement”). TEDI is a manufacturer and distributor of emergency mobile utility equipment. In exchange for transferring TEDI to Safe Travel Care, Inc., the TEDI shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Company’s preferred stock (the “Merger”), which were divided proportionately among the TEDI shareholders in accordance with their respective ownership interests in TEDI immediately before the completion of the Merger. The TEDI Shareholders also received 1,000,000 shares of the Company’s common stock (the “Common Stock”). The Company changed its name to “Titan Energy Worldwide, Inc.” on December 26, 2006.

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

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

At March 31, 2009 and December 31, 2008 the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities:

Preferred Stock, Series A, authorized 10,000,000, $.0001 par value
Preferred Stock, Series B, authorized 10,000,000, $.0001 par value
Preferred Stock, Series C, authorized 10,000,000, $.0001 par value

Following is a summary of the Company’s significant accounting policies.

Principles of Consolidation

The financial statements include the accounts of the Company and its 100% owned subsidiaries, TEDI and Stellar. All intercompany balances and transactions have been eliminated during consolidation.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2009.  Additionally, our operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009 or for any other period.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

 Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2009 of $336,916 and at March 31, 2009, had an accumulated deficit of $23,700,397. The accumulated deficit includes a charge of $9,767,847 for the early extinguishment of the Series A, B and C Preferred Stock and issuance of Common Stock in 2007. In addition, the Company issued Series D Convertible Preferred Stock with a beneficial conversion feature which resulted in recording a preferred stock dividend of $4,076,646. The accumulated deficit without these transactions would have been $9,855,904. However, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations.

•	Management has acquired companies that it believes will be cash positive.
•	The Company’s loss from operations was reduced by $385,000 as compared to the first quarter of 2008.
•	The Company has significantly reduced the expenses and losses from one of its subsidiaries, Titan Energy Development, Inc.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three months ended March 31, 2009, and 2008, the Company has entered into non-cash transactions in order to provide financing for the Company. In the three months ended March 31, 2009 there were no significant non-cash transactions. In the three months ended March 31, 2008, the Company converted a long term debt of $29,928 in exchange for Common Stock.

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

Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the fair value of the related  operating unit. If the net book value of the asset exceeds the fair value of the related operating unit, the asset is consider impaired, and a second test is performed to measure the amount of the impairment loss.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Advertising Costs

Advertising and marketing costs are expensed as incurred. There were advertising and marketing costs for the three months ended March 31, 2009 and 2008, of $4,883 and $66,617, respectively.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 was issued to clarify the requirements of SFAS No. 109 relating to the recognition of income tax benefits. As of March 31, 2009 and December 31, 2008, the Company had no unrecognized tax benefits due to uncertain tax positions.

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

Recent Accounting Pronouncements Issued but Not Effective

The following are new accounting standards and interpretations that may be applicable in the future to the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS No. 157-4”). FSP 157-4 amends FASB Statement No.157, Fair Value Measurements, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability significantly decreased in relation to market activity for the asset or liability.  The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. SFAS No. 157-4 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued SFAS No. 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107-1”). FSP 107-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim period of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No.107-1 on its consolidated results of operations and financial condition.

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS No. 115-2 and No. 124-2”). FSP 115-2 and FSP No. 124-2 provides new guidance on the recognition of an Other-Than-Temporary-Impairments (OTTI) and provides some new disclosure requirements. SFAS No. 115-2 and FSP No. 124-2 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, determined by a first in, first out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following at March 31, 2009, and December 31, 2008:

	2009	2008
Parts	$345,897	$376,246
Work in Process	40,496	185,172
Finished Goods	181,541	197,523
Obsolescence Reserve	(49,000)	(55,000)
	$518,934	$703,941

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Revolving line of credit, prime plus 2.0% with minimum interest rate of 8.0% and due April 3, 2009	$499,558	$449,558
Promissory note payable, bearing interest at 11% due April 1, 2009	103,969	103,969
Other Loans	1,345	3,558
Total	$604,872	$557,085
Less current portion	604,872	557,085
Long -term Debt	$-	$-

In April 2009, Stellar refinanced their bank credit line with a Revolving Line of Credit of $1,000,000 due April 22, 2010, with a reduction of the interest rate to 7.5%. Borrowings under this facility are subject to a borrowing base formula consisting of 75% of the accounts receivable balances fewer than 90 days plus 50% of the inventories, up to a maximum of $125,000.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The due date of the 11% Promissory Note was extended from August 13, 2008 until April 1, 2009 and remains in default as of the filing of these financial statements and Form 10Q. During the first quarter of 2008, one of the holders elected to convert his Note and accrued interest of $29,968 for 23,962 shares of Common Stock.

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

Accrued interest is included in accrued liabilities at March 31, 2009, and December 31, 2008, in the amounts of $7,157 and $4,355, respectively.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
NOTE 4 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the three months ended March 31:

	2009	2008
Income taxes at the statutory rate	$(114,551)	$(248,370)
Valuation Allowance	101,507	236,019
Permanent differences and other	13,044	12,351
Total income taxes	$–	$–

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The Company has a net operating loss carry forward of approximately $7,600,000.

The Company may offset net operating loss carry forwards against future taxable income through the year 2022. No tax benefit has been reported in the financial statements as the utilization of the tax benefits related to the carry-forward is not assured. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

In September 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes take effect January 1, 2008, and, because they are based or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes,” apply as of the enactment date. The law, as amended, establishes a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of March 31, 2009, and has an indefinite carry-forward period. The enactment of the MBTA, as amended, does not have a material impact on the consolidated financial statements of the Company as of March 31, 2009.

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

The Units offered include warrants and a beneficial conversion feature as the Series D Preferred Stock was convertible and “in the money” at the closing dates. The Company has determined the value of the warrants to be $2,135,434 and the value of Series D Preferred Stock to be $3,521,558. The Company has valued the beneficial conversion feature of $4,217,541. This amount is treated as a preferred stock dividend with the amount increasing paid-in capital and reducing retained earnings. For the year ended December 31, 2008, the increase in the preferred dividend was $593,162.

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

NOTE 6 - COMMON STOCK TRANSACTIONS

During the third quarter of 2008, the Company paid several consultants in stock for their services. The aggregate number of common shares issued was 271,667. The price per share was based on the current market value at time of issuance, approximately $0.16 per share.

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

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 7 - COMMON STOCK WARRANTS

The following table shows the Common Stock warrants that are outstanding at March 31, 2009. None of the warrants have been exercised during the three months ended March 31, 2009.

Number of Warrants	Exercise Price	Expiration Date
1,172,500	$0.35	January 2012
553,800	$0.50	April-July 2012
478,800	$0.625	June 2012
54,800	$0.625	January 2013
79,000	$0.75	September 2010
158,000	$0.75	December 2012
2,189,790	$1.20	January 2013
801,540	$1.25	January 2013
2,189,790	$1.40	January 2013

NOTE 8 – FAIR VALUE

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157’). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted the provisions of SFAS 157 as of January 1, 2009.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs were unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted prices included in Level 1) were either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 — Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

OUR BUSINESS

Titan Energy provides the power generation equipment, service and expertise to enable companies, institutions and governments to safely maintain their critical operations and services during times of power outages, suboptimal power conditions and emergencies. We deliver power generation equipment and service to a wide range of industrial customers including: hospitals and healthcare institutions, apartment buildings, schools and universities, telecom companies, data centers, financial institutions, grocery stores, manufacturers, and municipalities.  Our products range from 25kW to multiple megawatt power generation systems provided by manufacturers such as Generac Power Systems, Inc.  In addition, we offer engineering, design services and specialized maintenance support for all of our customers.

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

Our growth strategy is based on the following factors:

▪	Internal growth of our distribution and service operations in the Midwestern United States;
▪	Capitalizing on marketing and sales agreements with established suppliers for the Sentry 5000;
▪	Expansion of our distribution territories through acquisition or partnerships with our manufacturers; and
▪	Promoting and enhancing the Titan Energy brand name and reputation.

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

While Management believes the Company has enough capital through reserves and expected revenues to operate at least until December 31, 2009, it is likely that Titan Energy will need additional capital to continue operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that Titan Energy will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on Titan Energy’s financial position and results of operations and its ability to continue as a going concern. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to Titan Energy. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing Common Stock.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Sales

Sales for the three months ended March 31, 2009 were $1,689,427 compared to $1,197,899 for the three months ended March 31, 2008. The sale of equipment increased by $361,805 or 49% compared to 2008 sales. This increase is attributable to our sales force achieving higher orders in the second half of 2008 compared to 2007. In the three months ended March 31, 2009, sales of service and parts were $588,000 compared with $458,237 in the three months ended March 31, 2008. The increase in sales of service and parts is attributable to the increased emphasis on selling and renewing service contracts. Management expects orders to decline slightly in the second quarter of 2009 due to current economic factors, but we have taken the necessary steps to curtail expenses and streamline operations so that we expect minimal impact to our bottom line results.

Cost of Sales

Cost of sales was $1,368,751 for the three months ended March 31, 2009, compared to $1,043,549 for the three months ended March 31, 2008. Cost of sales as a percentage of sales was 81.0% for the three months ended March 31, 2009, as compared to 87.1% for the three months March 31, 2008. The margin for the sales of service and parts was 29.5% compared to 14.8% for the three months ended March 31, 2009 and 2008, respectively. This improvement is consistent with prior quarters as we have increased our service margins through improved efficiency, lower overtime and higher prices for services. Equipment sales margins also improved to 13.3% as compared to 11.7% in the first quarter of 2008.

General and Administrative Expenses

General and administrative expenses were $643,841 for the three months ended March 31, 2009, compared to $861,487 for the three months ended March 31, 2008, a decrease of $217,646. This decrease is primarily attributable to reducing development and marketing costs, including personnel, associated with the Sentry 5000®. The decrease in consulting is attributable to lower legal and investor relation fees.

Interest Expense

Net interest expense for the three months ended March 31, 2009 was $13,130, compared to $15,178 for the three months ended March 31, 2008. The lower costs are attributable to a lower average debt level for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2009, cash used by operations was $262,359.  This compares with the first quarter of last year where cash used by operations was $1,056,877. Improved operating performance and better control over inventory levels contributed to this improvement.

We have successfully increased our revolving credit line from $750,000 to $1,000,000 in April 2009. This credit facility is an asset-based loan. We were able to achieve a reduction in the interest rate to 7.5%. Under the amended agreement there is approximately $300,000 of borrowings available. Our qualified receivables under the line are approximately $1,100,000.

We intend to continue to find ways to expand our business through strategic acquisitions. We believe that our revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business. Losses may result if the costs of the anticipated acquisitions and marketing are greater than the income from operations.

During the three months ended March 31, 2009 we incurred a net loss of $336,916 compared to $1,323,662 for the three months ended March 31, 2008. The net losses for the three months ended March 31, 2009 and 2008 include non-cash charges of $51,145 and $651,535, respectively. The higher non-cash charges in 2008 were the result of the issuance of our Series D Preferred Stock that has the beneficial conversion feature of a preferred dividend of $563,162. As of March 31, 2009, we have approximately $101,000 in cash. We believe that with the collection of receivables, we will have adequate cash to fund our operations through December 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default of its 11% Promissory Note due April 1, 2009 in the amount of $111,126.  Interest continues to accrue at 11%.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On May 1, 2009, the Board approved an employee stock option plan (the “2009 Plan”) and recommended that the 2009 Plan be submitted to the shareholders for approval.  In the event that the stockholders of the Company do not approve the 2009 Plan within twelve (12) months of the adoption of the 2009 Plan by the Board, the 2009 Plan shall terminate.

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1	2009 Omnibus Stock Incentive Plan

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

TITAN ENERGY WORLDWIDE, INC.

Dated: May 15, 2009	By:	/s/ John M. Tastad
John M. Tastad Chief Executive Officer

Dated: May 15, 2009	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	2009 Omnibus Stock Incentive Plan

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