Form 10-Q
period 2009-06-30
Titan Energy Worldwide, Inc.
filed 2009-08-14
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Yes ☐;    No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

As of August 3, 2009, the issuer had 13,092,056 shares of its common stock issued and outstanding.

PART I

ITEM 1.  Financial Statements

Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$310,953	$327,166
Accounts receivable, less allowance for doubtful accounts of $71,500 and $52,000, respectively	1,867,787	1,349,105
Inventory	866,419	703,941
Other current assets	53,384	161,432
Total current assets	3,098,543	2,541,644
Property and equipment, net	258,347	225,389
Customer and distribution lists	1,150,563	1,134,720
Goodwill	1,717,817	1,599,160
Other assets	14,468	7,302

Total assets	$6,239,738	$5,508,215
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable-current portion	$884,955	$557,085
Accounts payable	1,731,060	1,007,843
Accrued compensation	188,117	115,409
Accrued liabilities – other	128,894	183,157
Customer deposits and deferred revenue	94,147	3,504
Total current liabilities	3,027,173	1,866,998
Notes payable, less current portion	104,612	-
Total liabilities	3,131,785	1,866,998

Commitments and Contingencies

Stockholders’ equity
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued and outstanding 12,992,056 and 15,732,056	1,299	1,573
Preferred Stock Series D, 10,000,000 authorized, $.0001 par value, issued and outstanding 794 and 657	1	1
Treasury stock, at cost, held 2,740,000 shares of common stock	(1,369,726)
Additional paid in capital	29,144,455	27,0003,124
Accumulated deficit	(24,668,076)	(23,363,481)

Total stockholders’ equity	$3,107,953	$3,641,217

Total liabilities and stockholders’ equity	$6,239,738	$5,508,215

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Sales of equipment	$1,526,683	$2,212,380
Sales of service and parts	547,949	482,539
Total sales	2,074,632	2,694,919

Material cost and labor for equipment	1,294,985	1,840,381
Material cost and labor for service and parts	447,819	331,103
Total cost of sales	1,742,804	2,171,484
Gross profit	331,828	523,435

Salaries, wages and benefits	319,953	389,788
Consulting and professional fees	98,358	185,829
Other general and administrative expense	209,255	225,510
Total general and administrative expenses	627,566	801,127

Loss from operations	(295,738)	(277,692)

Interest expenses, net	17,127	12,009

Net loss	$(312,865)	$(289,701)
Weighted average number of shares outstanding	15,701,946	15,438,167

Basic and diluted net loss per common share	$(0.02)	$(0.02)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Sales of equipment	$2,628,110	$2,952,043
Sales of service and parts	1,135,949	940,775
Total sales	3,764,059	3,892,818

Material cost and labor for equipment	2,250,097	2,504,867
Material cost and labor for service and parts	862,468	710,446
Total cost of sales	3,112,565	3,215,313
Gross profit	651,494	677,505

Salaries, wages and benefits	674,776	826,306
Consulting and professional fees	204,660	323,295
Other general and administrative expense	390,498	512,782
Total general and administrative expenses	1,269,934	1,662,383

Loss from operations	(618,440)	(984,878)

Interest expenses, net	31,238	35,497

Net loss	$(649,678)	$(1,020,375)
Preferred dividend from beneficial conversion feature on Series D	-	(593,162)
Net loss available to common shareholders	$(649,678)	$(1,613,537)

Weighted average number of shares outstanding	15,716,918	15,423,893

Basic and diluted net loss per common share	$(0.04)	$(0.10)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net loss	$(649,678)	$(1,020,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,504	101,657
Amortization of debt discount	649	9,661
Changes in operating assets and liabilities:
Accounts receivable	(220,722)	(754,625)
Inventory	63,104	(650,034)
Other assets	117,647	46,282
Accounts payable	206,407	529,290
Accrued liabilities	(7.685)	(460,944)
Customer deposits	63,137	18,290
Net cash used in operating activities	(310,637)	(2,180,798)
Investing activities:
Proceed from sale of fixed assets	4,319	-
Net asset acquired from RB Grove Inc.	(183,544)	-
Increase in fixed assets	(30,694)	(56,012)
Net cash used in investing activities	(209,919)	(56,012)
Financing activities:
Proceeds from issuance of Preferred Series D Stock	-	2,153,837
Payment of financing costs	(9,600)	(5,888)
Proceeds from issuance of notes	167,331	594,558
Proceed provided by Seller financing	86,612	-
Payment of notes	-	(407,546)
Proceeds from issuance of convertible debt	260,000	-
Purchase of common stock warrants	-	(170,000)
Net cash provided by financing activities	504,343	2,164,961
Decrease in cash and cash equivalents	$(16,213)	$(71,849)
Cash and cash equivalents, at December 31, 2008 and 2007	327,166	742,564
Cash and cash equivalents, at June 30, 2009 and 2008	$310,953	$670,715

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

On June 11, 2009, the Company through its wholly owned subsidiary, Grove Power, Inc, a Florida corporation, (“GPI”) acquired certain assets and assumed certain liabilities of R.B. Grove, Inc.’s (“RBG”), Industrial and Service Divisions. The purchase was effective as of June 1, 2009. The purchase price consisted of a cash payment of $214,827 and a $86,612 secured promissory note at 8% due in 18 months. The seller also received five year warrant to purchase 200,000 shares of the Company common stock at a price of $.01 per share. The Company determined the fair value of the warrants to be $32,000.

At June 30, 2009 and December 31, 2008 the Company has no Series A, B and C Preferred Stock outstanding.  The description of these securities is as follows:

Preferred Stock, Series A, authorized 10,000,000, $.0001 par value
Preferred Stock, Series B, authorized 10,000,000, $.0001 par value
Preferred Stock, Series C, authorized 10,000,000, $.0001 par value

Following is a summary of the Company’s significant accounting policies.

Principles of Consolidation

The financial statements include the accounts of the Company and its 100% owned subsidiaries, TEDI, Stellar and GPI. All intercompany balances and transactions have been eliminated during consolidation.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2009.  Additionally, our operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009 or for any other period.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2009 of $649,768 and at June 30, 2009, had an accumulated deficit of $24,668,076. The accumulated deficit includes a charge of $9,767,847 for the early extinguishment of the Series A, B and C Preferred Stock and issuance of Common Stock in 2007. In addition, the Company issued Series D Convertible Preferred Stock with a beneficial conversion feature which resulted in recording a preferred stock dividend of $4,076,646. The accumulated deficit without these transactions would have been $10,823,580. However, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations.

•	Management has acquired companies that it believes will be cash flow positive.
•	Management has been able to raise $550,000 through a convertible debt offering.
•	The Company’s loss from operations was reduced by $375,000 as compared to the first half of 2008.
•	The Company has significantly reduced the expenses and losses from one of its subsidiaries, Titan Energy Development, Inc.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and six months ended June 30, 2009, and 2008, the Company has entered into several non-cash transactions in order to provide financing for the Company in order to conserve cash. The table below shows the transactions that occurred during the three months and six months ended June 30, 2009, and 2008.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Stock Warrants for acquisition	$32,000	-	$32,000	-
Stock issued to convert long-term debt	-	-	-	$29,968

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of sales arrangement, delivery has occurred, or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be a cash equivalent.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents.

The Company maintains its cash in well-known banks selected based upon management’s assessment of the bank’s financial stability. Balances may periodically exceed the Federal Deposit Insurance Corporation limit which is currently $250,000 however; the Company has not experienced any losses on deposits.

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

Advertising Costs

Advertising and marketing costs are expensed as incurred. There were advertising and marketing cost for the three months ended June 30, 2009 and 2008, of $4,900 and $23,000 respectively. There were advertising and marketing cost for the six months ended June 30, 2009 and 2008, of $8,800 and $89,000, respectively.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 was issued to clarify the requirements of SFAS No. 109 relating to the recognition of income tax benefits. As of June 30, 2009 and December 31, 2008 the Company had no unrecognized tax benefits due to uncertain tax positions.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Loss per Share

In accordance with SFAS No. 128, “Earnings per Share,” the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders would be increased for any undeclared preferred dividends.

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

In June, 2009, FASB issued Statement No. 168, "The Hierarchy of Generally Accepted Accounting Principles," which supersedes FASB Statement No. 162 issued in May, 2008. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this Statement will have a material impact on its consolidated financial statements.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

In June, 2009, FASB issued Statement No. 167 to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities." This Statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this Statement will have a material impact on its consolidated financial statements.

In June, 2009, FASB issued Statement No. 166 "Accounting for Transfers of Financial Assets" to amend Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of this Statement will have a material impact on its consolidated financial statements.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, determined by a first in, first out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following at June 30, 2009, and December 31, 2008:

	June 30, 2009	December 31,2008
Parts	$484,092	$376,246
Work in Process	26,229	185,172
Finished Goods	426,098	197,523
Obsolescence Reserve	(70,000)	(55,000)
	$866,419	$703,941

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 3 - NOTES PAYABLE

Notes Payable consists of the following at June 30, 2009, and December 31, 2008:

	June 30, 2009	December 31, 2008
Revolving line of credit, prime plus 2.0% with minimum interest rate of 7.5% and due April 22, 2010	$602,558	$449,558
Promissory note payable, bearing interest at 11%	103,969	103,969
Promissory notes payable, bearing interest at 8% due June 15, 2010	260,000	-
Secured promissory note payable, bearing interest at 8% due December 11, 2010	86,612	-
Other Loans	18,000	3,558
Less Unamortized Discount	(81,572)	-
Total	989,567	557,085
Less current portion	884,955	557,085
Long -term Debt	$104,612	$-

The promissory notes payable due June 15, 2010 includes 520,000 warrants at $.01 per share. This is a beneficial conversion feature that was “in the money” at the commitment date requiring the Company to determine the discount related to this debt pursuant to the Emerging Issue Task Force (“EITF”) guidance provided in EITF 98-5. The Company allocated the proceeds based on fair value with the warrants, using the Black-Scholes method, $84,307 and $175,693 to the promissory note. The warrants are exercisable to 2014. The fair value will be amortized to interest expense over the term of the promissory note. Included in these notes is a $25,000 related party note from the President of the Company.

The secured promissory note payable was part of the consideration given to the Seller of the RBG assets purchased by GPI. The security for this note is all the assets that were purchased.

In April 2009, Stellar refinanced their bank credit line with a Revolving Line of Credit due April 22, 2010. Borrowings under this facility are subject to a borrowing base formula consisting of 75% of the accounts receivable balances under 90 days plus 50% of the inventories, up to a maximum of $125,000. The maximum borrowing under the line is $1,000,000.

The Company issued a private placement memorandum (the “Offering”) through which it sold 657 Units from October 3, 2007, through January 31, 2008. Each Unit was sold at $10,000 and consisted of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Gross funds from the Offering totaled approximately $6.0 million. Also during this time, holders of $1,929,921 of 11% Secured Convertible Notes converted their Notes and accrued interest into shares of common stock at $0.50 per share, and holders of $491,000 of 11% Promissory Notes due in December 2008 converted their Notes into the Offering. Net proceeds from the Offering were approximately $5.2 million in cash with a reduction in convertible debt of $2.3 million in proceeds from the converted debt. Approximately $1.5 million of the cash proceeds has been used to pay down debt.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The due date of the 11% Promissory Notes was extended from August 23, 2008 until April 1, 2009 and remains in default as of the filing of this 10Q.  During the first quarter of 2008, one of the former shareholders elected to convert his Note and accrued interest of $29,968 into 23,962 shares of common stock.

Accrued interest is included in accrued liabilities at June 30, 2009, and December 31, 2008, in the amounts of $11,235 and $4,355, respectively.

NOTE 4 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Income taxes at the statutory rate	$(102,993)	$(98,500)	$(217,510)	$(346,927)
Valuation Allowance	87,906	84,464	189,371	318,616
Permanent differences and other	15,087	14,036	28,139	28,311
Total income taxes	$-	$-	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The Company has a net operating loss carry forward of approximately $7,600,000.

The Company may offset net operating loss carry forwards against future taxable income through the year 2029. No tax benefit has been reported in the financial statements as the utilization of the tax benefits related to the carry-forward is not assured. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

In September 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes went into effect January 1, 2008, and, because they are based or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes,” apply as of the enactment date. The law, as amended, establishes a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of June 30, 2008, and has an indefinite carry-forward period. The enactment of the MBTA, as amended, does not have a material impact on the consolidated financial statements of the Company as of June 30, 2008.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 5 – TREASURY SHARES

On June 30, 2009, the Company offered to the common shareholders that were converted in the Offering to elect to exchange the common shares received into units of Series D Preferred Stock. A total of 2,740,000 shares of common stock were exchanged for 137 Units of Series D Preferred Stock and 456,621 of detachable Class A Warrants and 456,621 of detachable Class B Warrants. This transaction has been accounted for using the Black–Scholes method to determine the value of the treasury shares, Series D Preferred Stock and the warrants. This method resulted in a fair value of the treasury shares of $1,369,726, the Series D Preferred Stock of $1,285,553, and the value of the warrants of $84,467.

NOTE 6 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company commenced a private placement to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Each Unit was offered at $10,000 (the “Offering”). The holder of the Convertible Preferred Stock may, at any time, convert their shares, in whole or in part, into shares of the Company’s Common Stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of Common Stock. Each Class A Warrant and Class B Warrant entitles the holder to purchase three thousand three hundred and thirty-three (3,333) shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

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

The Units offered include warrants and a beneficial conversion feature as the Series D Preferred Stock was convertible and “in the money” at closing dates. The Company has determined the value of the warrants to be $2,135,434 and the value of Series D Preferred Stock to be $3,521,558. The Company has valued the beneficial conversion feature at $4,217,541. This amount is treated as a preferred stock dividend with the amount increasing paid-in capital and reducing retained earnings. The increase in the preferred dividend in 2008 was $593,162.

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

NOTE 7 - COMMON STOCK TRANSACTIONS

During the first quarter of 2008, the Company settled an 11% Noteholder obligation by converting the Note to common stock. This transaction resulted in the issuance of 23,962 common shares. The price for conversion was based on the current market price for the stock of $1.25 per share.

In conjunction with the Company’s private placement offering of its Series D Convertible Preferred Stock, Note holders with $1,929,921 of 11% convertible debt plus accrued interest elected to convert their debt into common stock. The conversion price was $0.50 per share resulting in the issuance of 3,859,844 common shares. As explained in Note 5 several of these shareholders have exchanged their common stock for Preferred D Stock.

NOTE 8 - STOCK OPTIONS

On May 1, 2009 the Board approved an employee stock option plan (the “2009 Plan”) and recommended that the 2009 Plan be submitted to the shareholders for approval. In event the stockholders of the Company do not approve the 2009 plan within 12 months of the adoption of the 2009 Plan by the board, the 2009 Plan shall be terminated.

The Company has granted to employees 305,000 options to purchase common stock at an exercise price of $.10, subject to the 2009 Plan’s approval. Using the Black-Scholes formula, these options have a fair value of $12,148 which will be amortized to expense over the 4 year vesting period.  The expense for the period ended June 30, 2009 was $506.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 9 - COMMON STOCK WARRANTS

The total number of warrants issued for the six months ended June 30, 2009, and for the year ended December 31, 2008, was 1,877,742 and 1,750,736, respectively. None of the warrants have been exercised this year. The following table shows the warrants outstanding at June 30, 2009:

Number of	Exercise	Expiration
Warrants	Price	Date
720,000	$0.01	Jun-2014
244,500	$0.10	Jun-2014
1,172,500	$0.35	Jan-2012
553,800	$0.50	April-July 2012
478,800	$0.63	Jun-2012
54,800	$0.63	Jan-2013
79,000	$0.75	Sep-2010
158,000	$0.75	Dec-2012
2,646,411	$1.20	Jan-2013
801,540	$1.25	Jan-2013
2,646,411	$1.40	Jan-2013

NOTE 10 – FAIR VALUE

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the provisions of SFAS 157 as of January 1, 2008. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company will evaluate its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of June 30, 2009:

	Fair Value Measurements

	Level 1	Level 2	Level 3	Total

Assets

Customer list	$-	$-	$90,000	$90,000

Goodwill	$-	$-	$118,656	$118,656

Liabilities	$-	$-	$-	$-

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 11 – ACQUISITION

On June 11, 2009, the Company, through its wholly owned subsidiary, Grove Power, Inc. (“GPI”) a Florida corporation, entered into an asset purchase agreement with R.B. Grove Inc. (“RBG”). Under this agreement, GPI acquired certain assets and assumed certain liabilities of RBG’s Industrial and Service Departments (collectively referred to herein as the “Business”) effective June 1, 2009. The Business is engaged in the marketing, selling, distribution and servicing of backup and emergency power equipment in the state of Florida and Caribbean Islands. The fair value of the consideration paid, assets acquired and liabilities assumed at June 1, 2009 were as follows:

June 1, 2009
Fair value of consideration
Cash payment	$214,827
Note payable for 18 months at 8%	86,612
200,000 Common Stock Warrants exercisable at .01 for five years	32,000
Fair value of consideration	$333,439

Fair value of liabilities assumed
Accounts payable	$516,811
Accrued liabilities	26,130
Customer Deposits	27,506
Fair value of liabilities assumed	$570,447
Fair value of consideration and of liabilities assumed	$903,886

Fair value of assets acquired
Account receivables	$297,961
Inventory	370,409
Fixed Assets	26,860
Fair value of customer list	$90,000
Goodwill	$118,656
Fair value of assets acquired	$903,886

The fair value of the customer list was based on the present value of the gross margin on service contracts over the next five years that are renewable, at the customer option, on an annual basis. The fair value was adjusted for estimated lost contracts during the next five years. The goodwill in this transaction is attributable to a distribution agreement with major suppliers, an educated workforce that has sold this product for many years and the synergies related to TESI controls and procedures. The goodwill is expected to be fully deductible for tax purposes.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The sales and earnings included in the Consolidated Financial Statement since the acquisition date of June 1, 2009 were $360,878 and $9,532. The acquisition related costs recorded in Corporate Overhead were approximately $40,000 and are included in consulting and professional fees.

The following unaudited pro forma financial information present the combined results of the Company and GPI as if the acquisition had occurred as the beginning of the period presented. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition at the beginning of each period. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Six Months Ended June 30
	2009	2008
Revenue	$5,139,341	$5,320,044
Cost of Sales	4,217,333	4,316,493
Gross profit	922,008	1,003,551
General and administrative expenses	1,501,974	1,831,644
Loss from Operation	(579,966)	(828,093)
Interest Expense	48,338	54,517
Net Loss	(628,304)	(882,611)
Preferred dividend from beneficial
Conversion feature on Series D	-	(593,162)
Net loss available to common shareholders	$(628,304)	$(1,475,773)
Weighted average number shares	15,716,918	15,423,893
Basic and diluted net loss per shareholder	$(0.04)	$(0.10)

NOTE 12 – SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date through August 14, 2009. The Company has raised an additional $290,000 of convertible debt with 580,000 detachable warrants at an exercise price of $.01 per share. Using the Black-Scholes method, the Company allocated the proceeds based on fair value of the warrants and the promissory notes as $95,886 and $194,114, respectively.

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

OVERVIEW

Titan Energy provides the power generation equipment, service and expertise to enable companies, institutions and governments to safely maintain their critical operations and services during times of power outages, suboptimal power conditions and emergencies. We deliver power generation equipment and service to a wide range of industrial customers including: hospitals and healthcare institutions, apartment buildings, schools and universities, telecom companies, data centers, financial institutions, grocery stores, manufacturers, and municipalities.  Our products range from 25kW to multiple megawatt power generation systems provided by manufacturers such as Generac Power Systems, Inc and MTU Onsite Energy Corporation.  In addition, we offer engineering, design services and specialized maintenance support for all of our customers.

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

On June 11, 2009, the Company, through its wholly owned subsidiary, Grove Power, Inc. (“GPI”) a Florida corporation, entered into an asset purchase agreement with R.B. Grove Inc. (“RBG”). Under this agreement, GPI acquired certain assets and assumed liabilities of RBG’s Industrial and Service Departments (collectively referred to herein as the “Business”) effective June 1, 2009. The Business is engaged in the marketing, selling, distribution and servicing of backup and emergency power equipment in the state of Florida and Caribbean Islands.

STRATEGY

Our goal is to be a leading provider of power generation and energy management products and services.  To date, Titan Energy has successfully provided thousands of customers with power generation equipment that manage their operations more efficiently and with fewer interruptions.  We also offer advanced and more intelligent technologies enabling customers to better manage their energy usage and power generation assets.

We view ourselves as an important participant in the development and implementation of the Smart Grid (or Intelligent Grid), a set of initiatives designed to create and implement more intelligent equipment and services that better manage how energy is procured, distributed and conserved. Management believes that our participation in these aspects of the Smart Grid will create many significant opportunities for our company.

Titan Energy’s plans to grow our energy business include the following:

•	Continue to grow our established, core business of distributed power generation as we have demonstrated over the last few years.
•	Offer more advanced power generation systems which will provide us with higher margins and expand our product offering.
•
Offer our customers intelligent monitoring technologies which will increase our service revenues and provide better information so that customers can make better and more informed decisions about their energy usage.

•	Provide advanced metering systems that allow selected customers to better utilize their power generation capabilities to avoid peak utility rates.
•	Continue to explore opportunities in alternative energy such as solar, wind and other emerging technologies.
•	Acquire strategic companies that complement our goals and vision of the future.

Management believes that we have enough capital through reserves and expected revenues to operate until December 31, 2009; however, it is likely that we will need additional capital to continue operations.  We plan to raise funds through the sale of equity and revenues from operations. There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and our ability to continue as a going concern. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing Common Stock.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Sales

Sales for the three months ended June 30, 2009 were $2,074,632 compared to $2,694,919 for the three months ended June 30, 2008.  The decline in sales for this period is attributable to lower bookings in the fall of 2008 as the recession reduced the number of large construction projects and created delays in releasing equipment acquisitions. The sales amounts for 2009 include one month of sales from GPI consisting of $319,300 in equipment sales and $41,578 in service sales.  In the three months ended June 30, 2009, sales of service and parts were $547,949 compared with $482,539 in the three months ended June 30, 2008. In the second quarter of 2008, we sold $330,000 in large MPS generators compared to $0 in 2009, which we attribute to the economic downturn.  In 2008 we also had a developmental subcontract to provide an electric hybrid to the Defense Logistics Agency (“DLA”) which was completed in 2008.  The revenue recognized from the DLA contract in the three months ended June 30, 2008 was $286,000. Current bookings for equipment sales are trending upwards and we are seeing a greater number of quotes and other indications of interest from customers in the larger equipment projects and so we anticipate that sales will return to levels we have experienced in previous quarters.

Cost of Sales

Cost of sales was $1,742,804 for the three months ended June 30, 2009, compared to $2,171,484 for the three months ended June 30, 2008. Cost of sales as a percentage of sales was 84% for the three months ended June 30, 2009, as compared to 80.6% for the three months June 30, 2008. The cost of sales percentage without GPI was 83.1%. This increase in the cost of sales is attributable to lower margin on the equipment sales as the 2009 sales consisted of smaller generators (under 150 kW) which are more competitively priced and therefore have lower margins. The cost of sales percentage for service was impacted adversely by GPI. GPI service has problems similar to the ones that TES had when we first acquired them. We plan to implement the same turnaround strategy to improve the service margins at GPI.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $627,566 for the three months ended June 30, 2009, compared to $801,127 for the three months ended June 30, 2008, a decrease of $173,561. This decrease is primarily attributable to reducing development and marketing costs, including personnel, associated with the Sentry 5000®. The decrease in consulting is attributable to lower legal and investor relation fees.  The G&A cost for one month of GPI was $32,600.

Interest Expense

Net interest expense for the three months ended June 30, 2009, was $17,127 compared to $12,009 for the three months ended June 30, 2008. The higher cost was attributable to amortization of financing fees and the beneficial conversion feature and interest expense related to the convertible debt issue in the second quarter of 2009.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Sales

Sales for the six months ended June 30, 2009, were $3,764,059 compared to $3,892,818 for the six months ended June 30, 2008, a decrease of $128,759.  As noted in the discussion of the second quarter results, GPI contributed sales of $360,878 for the first half of 2009. The decrease without GPI’s sales would have been $488,878. This decrease is primarily attributable to the completion of the developmental subcontract, which was $335,000 for the first six months of 2008. Although TES had a strong first quarter in 2009, the impact of the recession on equipment sales in the second quarter of 2009 accounts for the remainder of the decline. However, service sales by TES for the first six months of 2009 increased by $153,596, or 16%, excluding the GPI service sales. The increase in TES service sales is attributable to improving our sales and marking program, increasing efficiencies in parts, service and emergency repairs, and implementing sales procedures that ensure a greater renewal rate of customer service contracts.

Cost of Sales

Cost of sales was $3,112,565 for the six months ended June 30, 2009, compared to $3,215,313 for the six months ended June 30, 2008.  Cost of sales as a percentage of sales was 82.7% for the first six months of 2009 as compared to 82.6% for the six months ended June 30, 2008. This slight increase is attributable to GPI.  Excluding the impact of GPI, the cost would decrease to 82.1%.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $1,259,934 for the six months ended June 30, 2009, compared to $1,662,383 for the six months ended June 30, 2008, a decrease of $402,449.  The decrease is attributable to reducing headcount and marketing costs related to the Sentry 5000® and better control over our use of consultants. The G&A expense related to GPI as a percentage of sales is lower than the G&A expense related to TES.  Going forward, we intend to focus on operating efficiencies, cost reductions, and increasing revenue to achieve a lower ratio of G&A expenses compared to sales.

Interest Expense

Net interest expense for the six months ended June 30, 2009 was $31,238, compared to $35,497 for the six months ended June 30, 2008.  The lower level of debt in the first half of 2009 is the primary reason for the decrease in the interest expense.

Liquidity and Capital Resources

During the six months ended June 30, 2009, cash used by operations was $310,637 compared to the six months ended June 30, 2008, where cash used by operations was $2,180,798.  Improved operating performance, better control over inventory levels and managing our accounts payable contributed to this improvement.

During the month of June, we began a raise of convertible notes to pay for the acquisition of certain assets of RBG. Through June 30, 2009, a total of $260,000 was received. In July 2009, we received an additional $215,000 and our goal is to finish this financing with an aggregate raise of $600,000. These notes are for one year at an 8% interest rate. They also have two detachable warrants at $.01 per share for each dollar of principal. The notes are convertible into common stock at any time during their term, which expires in June 2010.

The financing of the GPI acquisition was done through cash payments of $214,857, the assumption of liabilities from a major supplier of approximately $500,000, and an 18 month note of $86,612 from the seller. We reached an agreement in July with a major supplier to pay an aggregate of $521,509, consisting of $207,000 in cash, a $250,000 nine month note at 6%, and the balance applied to equipment purchases that are to be paid between 30 and 90 days after the date of purchase.

In April 2009, we increased our revolving credit line from $750,000 to $1,000,000. This credit facility is an asset-based loan. We were able to achieve a reduction in the interest rate to 7.5%. Under the amended credit facility, there is approximately $300,000 of borrowings available.  Our qualified receivables under the line are approximately $1,100,000.

We intend to continue to find ways to expand our business through strategic acquisitions. We believe that our revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business, however, we may experience losses if the costs of the anticipated acquisitions and marketing are greater than the income from operations.

During the six months ended June 30, 2009, we incurred a net loss of $639,678, compared to $1,613,537 for the six months ended June 30, 2008. The net losses for the six months ended June 30, 2009 and 2008 include non-cash charges of $117,153 and $704,480 respectively. The higher non-cash charges in 2008 were the result of the issuance of our Series D Preferred Stock which has the beneficial conversion feature of a preferred dividend of $593,162. As of June 30, 2009, we have approximately $311,000 in cash. We believe that with the completion of our convertible debt offering and the collection of receivables, we will have adequate cash to fund our operations through December 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file with or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is effective in ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the foregoing, we cannot assure you that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

On April 1, 2008, the Company and its wholly-owned subsidiary, Titan Energy Development, Inc. (“TEDI”), along with Thomas Black, the Company’s President, and Donald Snede, a former director of TEDI, were served with a summons and complaint (the “Complaint”) by ERBUS, Inc. (“ERBUS”) in the United States District Court, Fourth Judicial District, State of Minnesota, County of Hennepin. The Complaint alleged that the Company violated a confidentiality agreement with ERBUS and used unspecified and allegedly confidential, proprietary and trade secret information related to a mobile emergency response unit that ERBUS had been trying to develop. The Complaint sought injunctive relief and damages in an amount greater than $50,000. On August 4, 2009, ERBUS submitted its expert report which alleges that ERBUS’s damages were between $1.17 million and $2.17 million. We are preparing a rebuttal report and intend to file a motion for summary judgment.

A trial date has been set for the November trial term, although the parties have renewed settlement discussions and we are waiting for a response from ERBUS to our last proposal.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

We are in default of our 11% Promissory Note due April 1, 2009, in the amount of $113,977. Interest continues to accrue at 11%.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit No.	Description
31.1
Certification of  Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN ENERGY WORLDWIDE, INC.

Dated: August 14, 2009	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer

Dated: August 14, 2009	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
31.1
Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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