Form 10-Q
period 2009-09-30
Titan Energy Worldwide, Inc.
filed 2009-11-19
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No. 000-26139

Titan Energy Worldwide, Inc.

Nevada	26-0063012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10315 Grand River Avenue, Brighton, MI 48116
(Address of principal executive offices) (Zip Code)

Company’s telephone number, including area code: (810)-229-5422

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

Yes ☐;    No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

As of November 11, 2009, the issuer had 12,967,056 shares of its common stock issued and outstanding.

PART I
ITEM 1.  Financial Statements

Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$209,107	$327,166
Accounts receivable, less allowance for doubtful accounts of $82,700 and $52,000, respectively	2,256,433	1,349,105
Inventory	751,200	703,941
Other current assets	142,634	161,432
Total current assets	3,359,374	2,541,644
Property and equipment, net	262,354	225,389
Customer and distribution lists, net	653,988	1,134,720
Goodwill	1,027,478	1,599,160
Other assets	13,008	7,302
Total assets	$5,316,202	$5,508,215
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable-current portion	$1,338,631	$557,085
Accounts payable	1,694,663	1,007,843
Accrued compensation	155,574	115,409
Accrued liabilities – other	315,126	183,157
Customer deposits and deferred revenue	57,800	3,504
Total current liabilities	3,561,794	1,866,998
Notes payable, less current portion	110,083	-
Total liabilities	3,671,877	1,866,998

Commitments and Contingencies

Stockholders’ equity
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued and outstanding 12,967,056 and 15,732,056	1,297	1,573
Preferred Stock Series D, 10,000,000 authorized, $.0001 par value, issued and outstanding 794 and 657	1	1
Treasury stock, at fair value, held 2,740,000 shares of common stock	(1,369,726)	-
Additional paid in capital	28,592,283	27,0003,124
Accumulated deficit	(25,579,330)	(23,363,481)
Total stockholders’ equity	$1,644,325	$3,641,217

Total liabilities and stockholders’ equity	$5,316,202	$5,508,215

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2009	2008
Sales of equipment	$2,450,759	$1,727,632
Sales of service and parts	902,532	577,053
Total sales	3,353,291	2,304,685

Material cost and labor for equipment	2,051,344	1,481,965
Material cost and labor for service and parts	661,280	398,182
Total cost of sales	2,712,624	1,880,147
Gross profit	640,667	424,538

Salaries, wages and benefits	407,288	314,937
Consulting and professional fees	79,583	(11,402)
Other general and administrative expense	261,048	180,929
Total general and administrative expenses	747,919	484,464

Loss from operations	(107,252)	(59,926)

Interest expenses, net	(74,398)	(11,926)
Loss on sale of fixed assets	(7,383)	-
Net loss from continuing operations	(189,033)	(71,852)
Discontinued Operation (Note 2)
Losses from operation of discontinued business	(1,191,564)	(75,468)
Losses from settlement of litigation	(185,633)	-
Net loss from discontinued business	(1,377,197)	(75,468)

Net Loss from continuing and discontinued business	$(1,566,230)	$(147,320)

Weighted average number of shares outstanding	13,051,839	15,642,901

Basic and diluted from continuing operations loss per common share	$(0.01)	$(0.00)
Basic and diluted from discontinued operations loss per common share	$(0.11)	$(0.01)
Basic and diluted loss per common share	$(0.12)	$(0.01)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Sales of equipment	$5,078,512	$4,344,867
Sales of service and parts	2,019,360	1,517,333
Total sales	7,097,872	5,862,200

Material cost and labor for equipment	4,300,432	3,725,293
Material cost and labor for service and parts	1,502,526	1,108,468
Total cost of sales	5,802,958	4,833,761
Gross profit	1,294,914	1,028,439

Salaries, wages and benefits	1,065,283	968,405
Consulting and professional fees	249,218	287,177
Other general and administrative expense	615,271	517,616
Total general and administrative expenses	1,929,772	1,773,198

Loss from operations	(634,858)	(744,759)

Interest expenses, net	(105,635)	(47,546)
Loss on sale of fixed assets	(10,389)	-
Net loss from continuing operations	(750,882)	(792,305)
Discontinued Operation (Note 2)
Losses from operation of discontinued business	(1,279,334)	(375,514)
Losses from settlement of litigation	(185,633)	-
Net loss from discontinued business	(1,464,967)	(375,514)

Net loss from continuing and discontinued business	(2,215,849)	(1,167,819)
Preferred dividend from beneficial conversion feature on Series D	-	(593,162)
Net loss available to common shareholders	$(2,215,849)	$(1,760,981)
Weighted average number of shares outstanding	14,828,833	15,506,910
Basic and diluted from continuing operations loss per common share	$(0.05)	$(0.09)
Basic and diluted from discontinued operations loss per common share	$(0.10)	$(0.02)
Basic and diluted loss per common share	$(0.15)	$(0.11)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net loss from continuing and discontinued operations	$(2,215,849)	$(1,167,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangibles	1,146,087	-
Loss on legal settlement	185,633	-
Depreciation and amortization	170,859	153,452
Amortization of debt discount	51,012	11,133
Compensation paid by issuance of stock or stock options	1,265	15,992
Stock issue for services	29,000	-
Stock retired for cancellation of service contract	(31,250)	-
Changes in operating assets and liabilities:
Accounts receivable	(609,367)	(430,889)
Inventory	41,497	18,999
Other assets	56,934	(80,782)
Accounts payable	170,009	(372,503)
Accrued liabilities	106,004	(429,558)
Customer deposits	26,791	5,238
Net cash used in operating activities	(871,375)	(2,276,737)
Investing activities:
Proceed from sale of fixed assets	7,205	-
Net asset acquired from RB Grove Inc.	(183,544)	-
Increase in fixed assets	(62,225)	(56,658)
Net cash used in investing activities	(238,564)	(56,658)
Financing activities:
Proceeds from issuance of Preferred Series D Stock	-	2,153,837
Payment of financing costs	(46,696)	(5,888)
Proceeds from issuance of notes	121,964	594,558
Proceed provided by Seller Financing	86,612	-
Proceeds provided by Vendor financing accounts payable	250,000	-
Payment of notes	-	(674,644)
Proceeds from issuance of convertible debt	580,000	-
Purchase of common stock warrants	-	(170,000)
Net cash provided by financing activities	991,880	1,897,863
Decrease in cash and cash equivalents	$(118,059)	$(435,532)
Cash and cash equivalents, at December 31, 2008 and 2007	327,166	742,564
Cash and cash equivalents, at September 30, 2009 and 2008	$209,107	$307,032

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

On May 2, 2003, the Company executed an agreement to acquire all of the assets of “Presidential Air Corporation.,” and changed the Company’s name from Presidential Air Corporation to “Safe Travel Care, Inc.”

On July 21, 2006, Safe Travel Care, Inc. entered into an agreement and plan of merger with Titan Energy Development, Inc. (“TEDI”) (“the Merger Agreement”). TEDI is a manufacturer and distributor of emergency on site survival equipment called the Sentry 5000TM. In exchange for transferring TEDI to Safe Travel Care, Inc., the TEDI shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Company’s preferred stock (the “Merger”), which were divided proportionately among the TEDI shareholders in accordance with their respective ownership interests in TEDI immediately before the completion of the Merger. The TEDI Shareholders also received 1,000,000 shares of common stock. The Company changed its name to “Titan Energy Worldwide, Inc.” on December 26, 2006. See Note 2, as this reporting unit has been discontinued effective September 30, 2009.

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

On June 11, 2009, the Company through its wholly owned subsidiary, Grove Power, Inc, a Florida corporation, (“GPI”) acquired certain assets and assumed certain liabilities of R.B. Grove, Inc.’s (“RBG”), Industrial and Service Divisions. The purchase was effective as of June 1, 2009. The purchase price consisted of a cash payment of $214,827 and an $86,612 secured promissory note at 8% due in 18 months. The seller also received five year warrant to purchase 200,000 shares of the Company common stock at a price of $.01 per share. The Company determined the fair value of the warrants to be $32,000.

At September 30, 2009 and December 31, 2008 the Company has no Series A, B and C Preferred Stock outstanding.  The description of these securities is as follows:

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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2009.  Additionally, our operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009 or for any other period.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2009 of $2,215,849 and at September 30, 2009, had an accumulated deficit of $25,579,330. The loss for the nine months ended September 30, 2009 includes a non-cash charge for the discontinued operation of TEDI in the amount of $1,464,497. The accumulated deficit includes a charge of $9,767,847 for the early extinguishment of the Series A, B and C Preferred Stock and issuance of Common Stock in 2007. In addition, the Company issued Series D Convertible Preferred Stock with a beneficial conversion feature which resulted in recording a preferred stock dividend of $4,076,646. The accumulated deficit without these transactions would have been $10,270,340. However, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations.

•	Management has acquired companies that it believes will be cash flow positive.
•	Management has been able to raise $580,000 through a convertible debt offering.
•	The Company’s loss from operations was reduced by $110,000 as compared to the first nine months of 2008.
•	The Company has discontinued the operations of one of its subsidiaries, Titan Energy Development, Inc.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and nine months ended September 30, 2009, and 2008, the Company has entered into several non-cash transactions in order to provide financing for the Company in order to conserve cash. The table below shows the transactions that occurred during the three months and nine months ended September 30, 2009 and 2008.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept.30,
	2009	2008	2009	2008
Stock Warrants issued for acquisition	$32,000	-	$32,000	-
Stock issued for Services	$29,000	$44,177	$29,000	$44,177
Stock returned for cancellation of services	$(31,250)	-	$(31,250)	-
Stock issued to convert long -term debt	-	-	-	$29,968
Asset given as part of legal settlement	$145,633	-	$145,633	-
Accrued value of stock to be issued as
part of legal settlement	$40,000	-	$40,000	-

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

Significant Customer

The Company has one customer that purchased generators during the three and nine months ended September 30, 2009 totaling approximately $697,000 and $885,000, respectively. For the three and nine months ended September 30, 2008, this customer purchased approximately $148,500 and $170,000, respectively.

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

Advertising Costs

Advertising and marketing costs are expensed as incurred. There were advertising and marketing cost for the three months ended September 30, 2009 and 2008, of $11,400 and $20,700, respectively. There were advertising and marketing cost for the nine months ended September 30, 2009 and 2008, of $20,000 and $107,500 respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of September 30, 2009 and December 31, 2008 the Company had no unrecognized tax benefits due to uncertain tax positions.

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

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Stock-Based Compensation

The company uses the fair value method of accounting for share-based payments. Accordingly,  the Company’s recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those rewards. GAAP permits public companies to adopt its requirements using either the modified prospective method or the modified retrospective method. The Company elected to use the modified prospective method. Options or share awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

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

Fair value of financial instruments

The Company uses the following methods and assumptions to estimate the fair value of derivative and other financial instruments at the relative balance sheet date:

•
Short-term financial instruments (cash equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities) - cost approximates fair value because of the short maturity period.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 –  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 . SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

Accounting Standards Updates Not Yet Effective

In June 2009, the FASB amended its guidance on determining whether an entity’s variable interests constitute controlling financial interests in a variable interest entity.  Among other things, the updated guidance replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for the Company beginning January 1, 2010. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s financial position and results of operations when it becomes effective in 2010.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

In September 2009, the FASB issued a new accounting standard that permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with established fair value measurement principles. The standards update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for the Company beginning October 1, 2009. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s financial position and results of operations when it becomes effective.

In October 2009 the FASB issued an update to its revenue recognition standards that (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) replaces references to “fair value” with “selling price” to distinguish from other fair value measurement guidance, (3) provides a hierarchy that entities must use to estimate the selling price, (4) eliminates the use of the residual method for allocation, and  (5) expands the ongoing disclosure requirements.  The new standard is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s financial position and results of operations when it becomes effective in 2011.

Other Accounting Standards Updates not effective until after September 30, 2009 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – DISCONTINUED OPERATION

The Company has reached a settlement with ERBUS, Inc. on a complaint that alleged that the Company violated a confidentiality agreement with ERBUS and used unspecified and allegedly confidential, proprietary and trade secret information related to a mobile emergency response unit that the Company had developed. The terms of the settlement include that the Company will give ERBUS certain inventory, fixed assets and intellectual property, and 200,000 shares of common stock. The settlement is in no way an admission of guilt or wrongdoing by the Company; the Company chose to settle rather than incur the costs of going to court.

The Company’s subsidiary TEDI was dedicated to producing the product that was the subject of this dispute. Based on this settlement and the Company’s decision to no longer be involved in this business, the Company has decided to discontinue the operations of TEDI.  The Company has recorded the estimated loss based on the recorded value of the assets and the fair market value of the common stock to be approximately $185,633 at September 30, 2009. The settlement agreement is effective as of November 1, 2009.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The Company has reviewed the customer list and goodwill at September 30, 2009 related to the TEDI subsidiary. The Company tests for impairment whenever events occur or circumstances change that would more likely than not reduce the fair value of these assets below its carrying value. When the Company purchased the TEDI subsidiary it had a new product for the emergency response industry. The Company has agreed to a non-compete clause for five years and therefore there is no foreseeable cash flow to justify the fair value of these assets. The Company has taken a non-cash impairment charge on intangible assets of $1,146,087 at September 30, 2009. For the nine months ended September 30, 2009 the revenue and net loss from the operations of TEDI was $19,825 and $133,247, respectively. In the nine months ended September 30, 2008 the revenue was $1,240,242 and the loss from operations was $375,514. All assets have been written down to net realizable and the only remaining assets of TEDI are negligible.

The following table summarizes the carrying amounts at September 30, 2009 and December 31, 2008 of the major classes of assets and liabilities of the Company’s businesses classified as discontinued operations:

	September 30,	December 31,
	2009	2008
Assets
Cash	$622	$259,745
Inventory	-	157,962
Other current assets	367	16,007
Total current assets	989	433,714
Customer list (net of amortization)	-	505,769
Goodwill	-	690,339
Other asset	-	2,172
Total Assets	$989	$1,631,994
Liabilities
Accounts payable	72,962	74,982
Accrued liabilities	53,704	13,796
Total Liabilities	$126,666	$88,778

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, determined by a first in, first out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following at September 30, 2009, and December 31, 2008:

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	September 30, 2009	December 31, 2008
Parts	$408,193	$376,246
Work in Process	118,859	185,172
Finished Goods	294,148	197,523
Obsolescence Reserve	(70,000)	(55,000)
	$751,200	$703,941

NOTE 4 - NOTES PAYABLE

Notes Payable consists of the following at September 30, 2009, and December 31, 2008:

	September 30, 2009	December 31, 2008
Revolving line of credit, prime plus 2.0% with minimum interest rate of 7.5% and due April 22, 2010	$536,910	$449,558
Promissory note payable, bearing interest at 11% due April 1, 2009	103,969	103,969
Promissory notes payable, bearing interest at 8% due between June and August 2010	580,000	-
Promissory note payable bearing interest at 6% due May 2, 2010	250,000	-
Secured promissory note payable, bearing interest at 8% due December 11, 2010	86,612	-
Other Loans	37,633	3,558
Less Unamortized Discount	(147,059)	-
Total	1,448,065	557,058
Less current portion	1,337,982	557,058
Long -term Debt	$110,083	$-

The promissory notes payable due between June and August, 2010 include 1,160,000 warrants at $.01 per share. This is a beneficial conversion feature that was “in the money” at the commitment date requiring the Company to determine the discount related to this debt. The Company allocated the proceeds based on fair value with the warrants, using the Black-Scholes method, $188,739 and $391,261 to the promissory note. The warrants are exercisable to 2014. The fair value will be amortized to interest expense over the terms of the promissory notes. Included in these notes is a $25,000 related party note from the President of the Company.

The secured promissory note payable was part of the consideration given to the Seller of the RBG assets purchased by Grove Power Inc. (“GPI”). The security for this note is all the assets that were purchased.

On August 5, 2009, a major vendor agreed to exchange $250,000 of accounts payable currently due related to the acquisition of GPI for a promissory note payable due May 2, 2010. This note payable has the personal guaranty of the CEO, President and the COO.

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

The due date of the 11% Promissory Notes was extended from August 23, 2008 until April 1, 2009. On October 16, 2009, the noteholder agreed to a settlement of this note as explained in Note 14.  During the first quarter of 2008, one of the former noteholders elected to convert his Note and accrued interest of $29,968 into 23,962 shares of common stock.

Accrued interest is included in accrued liabilities at September 30, 2009, and December 31, 2008, in the amounts of $27,885 and $4,355, respectively.

NOTE 5 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Continuing Operations
Income taxes at the statutory rate	$(192,185)	$(24,430)	$(690,273)	$(269,384)
Valuation Allowance	171,480	14,685	653,277	243,945
Permanent differences and other	20,705	9,745	36,996	25,439
Total income taxes continuing operations	$-	$-	$-	$-
Discontinued Operations
Income taxes at the statutory rate	$(468,247)	$(25,659)	$(498,089)	$(127,675)
Valuation Allowance	72,909	19,700	91,390	76,841
Permanent differences and other	395,338	5,959	406,699	50,834
Total income taxes discontinued operations	$-	$-	$-	$-

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

NOTE 6 – TREASURY SHARES

On June 30, 2009, the Company offered to the common shareholders that were converted in the Offering the opportunity to exchange the common shares received into units of Series D Preferred Stock. A total of 2,740,000 shares of common stock were exchanged for 137 Units of Series D Preferred Stock and 456,621 of detachable Class A Warrants and 456,621 of detachable Class B Warrants. This transaction has been accounted for using the Black–Scholes method to determine the value of the treasury shares, Series D Preferred Stock and the warrants. This method resulted in a fair value of the treasury shares of $1,369,726, the Series D Preferred Stock of $1,285,553, and the value of the warrants of $84,467.

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

NOTE 8 - COMMON STOCK TRANSACTIONS

During the third quarter ended September 30, 2009 the Company issued 100,000 shares of common stock to an investor relations firm for services to be provided. The fair value of the common stock on the day it was issued was 29 cents a share. This fair value of $29,000 was charged to expense in the third quarter. Also, in the third quarter, an investor relation firm returned 125,000 shares of common stock that were issued in July 2008. The issuance of this stock resulted in expense over 2008 and 2009.The stock was returned as the investor relations firm did not perform on its contract which was terminated. The Company has retired this stock and recognized a gain for the fair value of $31,250.

During the first quarter of 2008, the Company settled an 11% Noteholder obligation by converting the Note to common stock. This transaction resulted in the issuance of 23,962 common shares. The price for conversion was based on the current market price for the stock of $1.25 per share.

In conjunction with the Company’s Offering, noteholders with $1,929,921 of 11% convertible debt plus accrued interest elected to convert their debt into common stock. The conversion price was $0.50 per share resulting in the issuance of 3,859,844 common shares. As explained in Note 6, several of these shareholders have exchanged their common stock for Series D Preferred Stock.

NOTE 9 - STOCK OPTIONS

On May 1, 2009, the Board approved an employee stock option plan (the “2009 Plan”) and recommended that the 2009 Plan be submitted to the shareholders for approval. In event the stockholders of the Company do not approve the 2009 plan within 12 months of the adoption of the 2009 Plan by the board, the 2009 Plan shall be terminated.

The Company has granted to employees 305,000 options to purchase common stock at an exercise price of $.10, subject to the 2009 Plan’s approval. Using the Black-Scholes formula, these options have a fair value of $12,148 which will be amortized to expense over the 4 year vesting period.  The expense for the nine months ended September 30, 2009 was $1,265.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 10 - COMMON STOCK WARRANTS

The total number of warrants issued for the nine months ended September 30, 2009, and for the year ended December 31, 2008, was 2,317,492 and 1,750,736, respectively. None of the warrants have been exercised this year. During the third quarter, the Company repriced certain warrants to a group of brokers that are finding investors for future financing initiatives. The warrants for 320,205 common shares were amended from an exercise price of $0.625 per share to an exercise price of $0.10 per share.  The following table shows the warrants outstanding at September 30, 2009:

Number of	Exercise	Expiration
Warrants	Price	Date
1,360,000	$0.01	Jun-14
364,455	$0.10	Jun-14
1,172,500	$0.35	Jan-12
553,800	$0.50	April-July 2012
212,297	$0.63	Jun-12
1,098	$0.63	Jan-13
79,000	$0.75	Sep-10
158,000	$0.75	Dec-12
2,646,411	$1.20	Jan-13
801,540	$1.25	Jan-13
2,646,411	$1.40	Jan-13

NOTE 11 – FAIR VALUE

In September 2006, “Fair Value Measurements” was adopted for measuring assets and liabilities. GAAP provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. GAAP also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The fair value measurements are disclosed by level within that hierarchy. The fair value measurements are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the provisions of fair value measurements as of January 1, 2008. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company will evaluate its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of September 30, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Customer list	$-	$-	$90,000	$90,000
Goodwill	$-	$-	$118,656	$118,656
Liabilities	$-	$-	$-	$-

NOTE 12 – ACQUISITION

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

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

June 1, 2009
Fair value of consideration
Cash payment	$214,827
Note payable for 18 months at 8%	86,612
200,000 Common Stock Warrants excisable at .01 for five years	32,000
Fair value of consideration	$333,439

Fair value of assets acquired
Account receivables	$297,961
Inventory	370,409
Fixed Assets	26,860
Fair value of assets acquired	$695,230

Fair value of liabilities assumed
Accounts payable	$516,811
Accrued liabilities	26,130
Customer Deposits	27,506
Fair value of liabilities assumed	$570,447

Net fair value of assets	$124,783

Excess consideration over fair value of net assets	$208,656
Intangible assets
Fair value of customer list	$90,000
Goodwill	$118,656

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

The sales and earnings included in the Consolidated Financial Statement since the acquisition date of June 1, 2009 were $1,160,822 and $19,194. The acquisition related costs recorded in Corporate Overhead were approximately $48,000 and are included in consulting and professional fees.

The following unaudited pro forma financial information presents the combined results of the Company and GPI as if the acquisition had occurred and does not include net loss from the discontinued operations of $1,464,967 and $375,514 for the nine months ended September 30, 2009 and 2008, respectively. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition at the beginning of each period. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenue	$8,473,154	$8,323,508
Cost of Sales	6,917,771	6,644,693
Gross profit	1,555,383	1,678,815
General and administrative expenses	2,103,969	2,323,896
Loss from Operation	(548,586)	(645,080)
Interest Expense	(119,923)	(73,264)
Loss on sale of fixed assets	(10,389)	-
Net Loss from continuing business	(678,898)	(718,345)
Preferred dividend from beneficial
conversion feature on Series D	-	(593,162)
Net loss available to common shareholders	$(678,898)	$(1,311,507)
Weighted average number shares	14,828,833	15,506,910
Basic and diluted net loss per shareholder	$(0.05)	$(0.08)

NOTE 13 – SUBSQUENT EVENTS SETTLEMENT OF DEBTS

On October 16, 2009, the Company reached a settlement with a Noteholder to exchange an 11% promissory note with principal balance of $103,969 and accrued interest of $12,389 which was in default, for the following securities: 646,439 shares of common stock valued at $155,145, and 500,000 common stock options with an exercise price of $0.25. The Company has guaranteed to buy back the options at the election of the Noteholder at $0.25 on December 31, 2010.  The fair value of the guarantee is $125,000.

On October 6, 2009, the Company reached a settlement with a vendor that had outstanding invoices totaling $44,381. The vendor agreed to accept a $25,000 cash payment and 100,000 shares of common stock.

NOTE 14 – SUBSEQUENT EVENTS STOCK OPTIONS GRANTED

On November 12, 2009, the Company granted 2,750,000 options for the purchase of common shares at an exercise price of $0.25 per share, to the employees of the Company. Under the plan for these options, vesting begins November 12, 2011. The vesting schedule from this date is 33% for each subsequent year. The Company has estimated the value of these options to be approximately $500,000, which will be amortized from grant date to the end of the vesting period.

Titan Energy Worldwide, Inc. And Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The Company has performed a review of events subsequent to the balance sheet date through November 16, 2009 and except for the matters described above in Note 13 and in this note no other matters require disclosure.

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

In 2006, we acquired two companies in the distributed energy and power generator manufacturing industries: Titan Energy Development Inc., (“TEDI”), and Stellar Energy Services, Inc. (“Stellar”).  TEDI merged with us on July 21, 2006 which made us a manufacturer and supplier of a unique disaster recovery mobile utility system.  As described in Note 2 to our Consolidated Financial Statements, this business has been discontinued effective September 30, 2009. Stellar was acquired by us on December 28, 2006 giving us an established distributorship for emergency and standby power in four Midwestern states.  Stellar is operating under the name of Titan Energy Systems (“TES”).

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

STRATEGY

Our goal is to be a leading provider of power generation and energy management solutions.  To date, we have focused on providing thousands of customers with the most advanced power generation equipment to enable their operations to continue uninterrupted during times of power failures or disasters.  We are also offering advanced ways for customers to better manage their energy usage and their power generation assets.

We see ourselves as an important participant in the development and implementation of the Smart Grid (or Intelligent Grid), a government and business initiative that management believes will transform the way we live and work. By offering advanced equipment and smarter services to better manage energy utilization, we are striving to support efforts to modernize how our customers use and conserve power.

Our plans to grow our operations across the United States and internationally include the following:

•	Offer newer, larger and more advanced power generation systems to help companies better cope with power failures and interruptions.
•	Offer newer and better monitoring technologies to our power generation customers.
•	Provide advanced metering systems that allow selected customers to better utilize their power generation capabilities to avoid peak utility rates.
•
Work with more alternative power providers so as to help companies use solar, wind and other technologies to lessen their dependence on the electrical utility grid as well as take advantage of opportunities to sell some of their power back to the utilities.

•	Acquire companies that will offer us timely and competitive ways to move forward with new Smart Grid technologies and solutions.

Management believes that we have enough capital through reserves and expected revenues to operate at least until September 30, 2010; however, it is likely that we will need additional capital to continue operations.  We plan to raise funds through the sale of equity, debt and revenues from operations. There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and our ability to continue as a going concern. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing Common Stock.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Sales

Sales for the three months ended September 30, 2009 were $3,353,291 compared to $2,304,685 for the three months ended September 30, 2008.  The sales for the quarter were the highest quarterly sales in our history. The increase in sales for this period is attributable to higher sales of annual maintenance contracts, parts and other service-related programs. In the three months ended September 30, 2009, sales of service and parts were $902,532 compared with $557,053 in the three months ended September 30, 2008. The majority of this increase was attributable to our acquisition of GPI which had service sales of $292,450. TES service sales increased 11% in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 which indicates that our program to grow the service business is continuing to be successful. The sale of equipment for the three months ended September 30, 2009 increased $723,127 from the three months ended September 30, 2008. This increase was partially attributable to the acquisition of GPI which had equipment revenues of $507,000 for the quarter ended September 30, 2009. In the third quarter of 2009, sales of equipment by our TES subsidiary increased by 12% over the third quarter of 2008. This increase was partially attributable to a major customer that purchased $697,000 worth of generators in the quarter.

Cost of Sales

Cost of sales was $2,712,624 for the three months ended September 30, 2009, compared to $1,880,147 for the three months ended September 30, 2008. Cost of sales as a percentage of sales was 80.9% for the three months ended September 30, 2009, as compared to 81.6% for the three months ended September 30, 2008. This decrease in the cost of sales as a percentage of sales is attributable to strong equipment sales with higher margins. The cost of sales percentage for service was impacted adversely by GPI. Cost of sales as percentage of service sales was 73.2% for three months ended September 30, 2009 compared to 69% for the three months ended September 30, 2008. We expect the GPI service program to begin achieving improved margins now that we have implemented our sales and administrative programs and trained GPI personnel on these new procedures.   As we have demonstrated at TES, the results of these measures have improved prices on parts and equipment and greater efficiencies leading to higher margins.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $747,919 for the three months ended September 30, 2009, compared to $484,464 for the three months ended September 30, 2008, an increase of $263,455. Part of this increase was due to the accounting practice of deferring consulting fees as part of the purchase price for an acquisition. A total of $104,000 was deferred at September 30, 2008. At December 31, 2008, the accounting treatment of these costs were to expense them under FASB 141R.  In the third quarter of 2008, we adjusted certain accruals for marketing and consulting services based on the current facts resulting in a reduction of expenses by approximately $140,000. Without these two adjustments G&A expense for the third quarter of 2008 would have been $728,464, an increase of only  approximately $20,000.  The addition of GPI increased G&A expenses in the third quarter of 2009 by $128,000.  Therefore, without the acquisition of GPI, G&A in the nine months ended September 30, 2009 would have decreased by $100,000 compared to the same period in 2008, which was primarily attributable to lower investor relations fees and consulting fees.

Interest Expense

Net interest expense for the three months ended September 30, 2009, was $74,398 compared to $11,926 for the three months ended September 30, 2008. The higher cost was attributable to amortization of financing fees and the beneficial conversion feature and interest expense related to the convertible debt issued in the second and third quarter of 2009. In addition we exchanged accounts payable with a vendor for a 6% promissory note that matures in May 2010. There was no gain or loss on this transaction.

Discontinued Operations

In the third quarter, we made the decision to discontinue the operations of TEDI. This decision was based partly on our decision to no longer be involved in the business segment of emergency utility systems manufacturing and marketing, the sole business of TEDI.  This decision also was influenced by our settlement of a complaint that alleged that we violated a confidentiality agreement with a third party and used unspecified and allegedly confidential, proprietary and trade secret information related to a mobile emergency response unit that we had developed. The decision to settle this lawsuit was in no way an admission of guilt or wrongdoing by us, but was made to avoid the unnecessary legal costs of going to court to resolve this claim.  The significant costs from discontinued operations are attributable to the impairment of the intangible assets that were established at the purchase date of the TEDI subsidiary. This represents a noncash charge of $1,146,087. The remaining costs relate to amortization of customer lists and legal expenses. In the quarter ended September 30, 2008, this division had sales of $905,122 and a net loss of $75,468, which includes legal expenses of $54,300.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Sales

Sales for the nine months ended September 30, 2009 were $7,097,872, compared to $5,862,200 for the nine months ended September 30, 2008, an increase of $1,235,672.  The sales for the nine month period were the highest sales for any nine month period in our history.  As noted in the discussion of the third quarter results, GPI contributed sales of $1,160,622 for the nine months ended September 30, 2009. The increase in TES sales was $75,050. This increase is attributable to an increase in sales of TES service products. The improvement in this line of business is attributable to improving our sales and marking program, emergency repairs, and implementing sales procedures that ensure a greater renewal rate of customer service contracts.

Cost of Sales

Cost of sales was $5,802,958 for the nine months ended September 30, 2009, compared to $4,833,761 for the nine months ended September 30, 2008.  Cost of sales as a percentage of sales was 81.8% for the first nine months of 2009 as compared to 82.5% for the nine months ended September 30, 2008. As explained in the three month discussion above, if you exclude the impact of GPI, the percentage cost of sales for the nine months ended September 30, 2009 would decrease to 81.4%.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $1,929,772 for the nine months ended September 30, 2009, compared to $1,773,198 for the nine months ended September 30, 2008, an increase of $156,754. GPI has increased our G&A expenses for the four months since the acquisition by $161,000.  Without the GPI acquisition, G&A would have decreased slightly.  The G&A expense as a percentage of sales was 27.2% for the nine months ended 2009 as compared to 30.2% for the nine months ended September 30, 2008.  Going forward, we intend to focus on improving operating efficiencies, cost reductions, and increasing revenue to achieve a lower ratio of G&A expenses compared to sales.

Interest Expense

Net interest expense for the nine months ended September 30, 2009 was $105,635, compared to $47,546 for the nine months ended September 30, 2008.  The issuance of convertible promissory notes and the financing associated with the acquisition of GPI are the main reasons for the increase in the interest expense. Included in interest expense are the amortization of deferred financing costs and the beneficial conversion feature related to the warrants issued as part of the convertible promissory notes. In the nine months ended September 30, 2009 the amount amortization was $45,500. The remainder of the increase is attributable to higher debt levels on our line of credit.

Discontinued Operations

As noted in the third quarter discussion above, we have discontinued the operations of the TEDI subsidiary as part of a settlement of a legal complaint against us. The loss for the nine months ended September 30, 2009 includes the impairment of the intangible assets and losses related to the one month of operations before we decided to limit the operations of the TEDI subsidiary at the end of January 2009. The sales for the nine months ended September 30, 2009 were $19,295 compared to $1,240,424 for the nine months ended September 30, 2008. We decided that the amount of financial and other resources that would have been required to properly and effectively market these emergency utility products were beyond the capabilities of the Company.  We were seeking a partner that would assume the marketing and sales expenses of this program and pay us royalties in future years, however, with the settlement of the legal case, there is no future cash flow from this product. We believe that our resources are better spent in other, more productive segments of our business.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2009, cash used by operations was $871,375 compared to the nine months ended September 30, 2008, where cash used by operations was $2,276,737.  Improved operating performance and more effective management of our accounts payable contributed to this improvement.

For the nine months ended September 30, 2009, we raised $580,000 of convertible notes to pay for the acquisition of certain assets of RBG by GPI and working capital. These notes are for one year at an 8% interest rate. They also have two detachable warrants at $0.01 per share for each dollar of principal. The notes are convertible into common stock at any time during their term, which expires in June to August of 2010.

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

In April 2009, we increased our revolving credit line from $750,000 to $1,000,000. This credit facility is an asset-based loan. We were able to obtain a reduction in the interest rate to 7.5%. Under the amended credit facility, there is approximately $400,000 of borrowings available at September 30, 2009. Our qualified receivables under the line are approximately $1,600,000.

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

During the nine months ended September 30, 2009, we incurred a net loss of $2,215,849 compared to $1,760,981 for the nine months ended September 30, 2008. The net losses for the nine months ended September 30, 2009 and 2008 include non-cash charges of $1,552,606 and $773,739, respectively. The non-cash charges in 2009 are primarily attributable to the impairment of the intangible assets due to the discontinuation of operations in one of our subidiaries. The higher non-cash charges in 2009 were the result of the issuance of our Series D Preferred Stock which has the beneficial conversion feature of a preferred dividend of $593,162. As of September 30, 2009, we have approximately $209,000 in cash. We believe that with the completion of our convertible debt offering, the collection of receivables and any additional offering of our securities, we will have adequate cash to fund our operations through September 30, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file with or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is effective in ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

On April 1, 2008, the Company and its wholly-owned subsidiary, Titan Energy Development, Inc. (“TEDI”), along with Thomas Black, the Company’s President, and Donald Snede, a former director of TEDI, were served with a summons and complaint (the “Complaint”) by ERBUS, Inc. (“ERBUS”) in the United States District Court, Fourth Judicial District, State of Minnesota, County of Hennepin. The Complaint alleged that the Company violated a confidentiality agreement with ERBUS and used unspecified and allegedly confidential, proprietary and trade secret information related to a mobile emergency response unit which ERBUS had been trying to develop. The Complaint sought injunctive relief and damages in an amount greater than $50,000.

On November 18, 2009, the Company entered into a settlement agreement with ERBUS, effective as of November 1, 2009 (the “Settlement Agreement”), pursuant to which the Company agreed to give ERBUS (i) certain assets related to the Sentry 5000 ™ and Remus mobile units which the Company was no longer using and which were not material to the Company’s business and (ii) 200,000 restricted shares of the Company’s common stock.  The Company had independently determined that it was not going to continue in the mobile emergency response unit market and, therefore, also agreed to a five-year non-compete clause relating to the production and sale of any Sentry-type or Remus-type units.

The foregoing description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the Settlement Agreement, a copy of which is attached hereto as Exhibit 10.1 and is herein incorporated by reference.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009, we issued 100,000 shares of common stock to an investor relations firm for services to be rendered.  The aggregate fair value of the shares on the date of issue was $29,000.

This stock was issued in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder as a transaction not involving any public offering and the purchaser met the “accredited investor” criteria required by the rules and regulations promulgated under the Securities Act.

ITEM 3.    Defaults Upon Senior Securities

We were previously in default of our 11% Promissory Note due April 1, 2009, in the amount of $113,977. On October 16, 2009, we reached a settlement with this noteholder by agreeing to issue the following securities: (i) 646,439 shares of our common stock and (ii) an option to purchase 500,000 shares of our common stock, with an exercise price of $0.25 per share, with an agreement to buy back the options at $0.25 on December 31, 2010, at the noteholder’s option.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit No.	Description
10.1	Settlement Agreement, effective as of November 1, 2009, between the Company and ERBUS, Inc. (without exhibits)

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

TITAN ENERGY WORLDWIDE, INC.

Dated: November 19, 2009	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer

Dated: November 19, 2009	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Settlement Agreement, effective as of November 1, 2009, between the Company and ERBUS, Inc. (without exhibits)

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