Form 10-K
period 2009-12-31
Titan Energy Worldwide, Inc.
filed 2010-03-31
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No. 000-26139

Titan Energy Worldwide, Inc.

Nevada	26-0063012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10315 Grand River Avenue, Suite 302, Brighton, MI 48116
(Address of principal executive offices) (Zip Code)

Company’s telephone number, including area code: (810) 229-5422

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐  No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009: $942,732

Indicate the number of shares outstanding of the Company’s classes of common stock as of March 24, 2010: 20,506,097 shares.

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

Overview

Titan Energy Worldwide, Inc., a Nevada corporation, is hereinafter referred to as “we,” “us,” “our” “Titan Energy,” or the “Company.”

We are a provider of onsite power generation, energy management and energy efficiency products and services that help support and improve the performance of our nation’s electrical utility grid. We operate in an area of the overall electrical utility infrastructure called Distributed Generation, whereby we specialize in the deployment of power generation equipment at the consumer’s facility and the integration of that equipment through monitoring and communication systems with the needs of the utility’s electrical grid.  These onsite power generation systems support a customer’s critical operations during times of power failure and serve as demand reponse systems that work to reduce energy usage and decrease demand on the electrical grid during peak periods. When managed with the proper intelligent monitoring systems and controls, Distributed Generation offers a vital and significant contribution to the development of the nation’s Smart Grid. We contribute the tools and resources to produce immediate and long term improvements in the performance and stability in the energy production and transmission segments of the electrical grid and reduce the need for new power plants.

We provide our products and services to industrial, commercial and government customers in New York, New Jersey, Connecticut, Florida, Minnesota, Wisconsin, Michigan, Nebraska, Iowa, North and South Dakota. We have more than 1,000 customers representing more than 4,000 generators at locations across the country.  Our customers include utilities, major national retailers, telecommunications companies, banks, data centers, grocery stores, hospitals and other health care facilities, schools and colleges, property management companies, government and military facilities, manufacturers, and retail stores, among others.

Since our inception, we have grown significantly. We began with one office providing emergency and back-up power in 2006 and have expanded to more than 11 states which are serviced by seven regional offices.  We also have developed a growing international business with sales to the Caribbean, Central and South America. We have expanded our maintenance and service programs for power generation assets and now offer remote monitoring and technologies that support demand response programs for several of our customers.

We reported gross sales revenues of $10.6 million in 2009, a 35% increase in revenues from the previous year.  As discussed in more detail below, about 72% of these revenues were from the sale of power generation equipment. We have significantly grown our service business which for the most part consists of recurring revenue service contracts to maintain and manage our customers’ power generation assets.  Management believes that our current run rate and projected sales in 2010 indicate that our company can reach $20 million in gross revenues in 2010, partially due to acquisitions we made in 2009 of established power generation businesses in Florida and New York/New Jersey.  Management also believes that the percentage of sales tied to service contracts will continue to increase and could be as high as 40% in 2010.

Management believes that it can be cash positive in 2010 based on the formula of earnings before income taxes, depreciation and amortization (“EBITDA”) excluding non-cash share-based compensation and payments. For the year ended December 31, 2009, using continuing operations, this formula produces net cash outflow of $651,864 compared to the net cash outflow for the year ended December 31, 2008 of $935,272. This is an improvement of $283,408, or 30%, in the last year. We believe that as our business becomes more profitable and we reduce corporate overhead, we can attain our goal of being cash positive.

Significant Recent Developments

The following developments were critical to building our business:

•
In June of 2009, we acquired the Industrial and Service Division of RB Grove, an established 52-year old power generation provider located in Miami, Florida.  This company is now called Grove Power, a subsidiary of Titan Energy Worldwide, and will be responsible for our expansion throughout the Southeast United States, the Caribbean, Central and South America.

•
In November 2009, Jeffrey Flannery resumed his position as Chief Executive Officer of the company, a position he held between 2005 and 2007.  He has served as Chairman of the Board of Directors since the company’s inception.

•
In December of 2009, we acquired a power generation business in New Jersey which gave us purchase orders, backlog and extensive customer and marketing relationships in New York, Connecticut and New Jersey.  This business has been involved in managing several solar installations as well as traditional engine driven power generators.

•	In 2009, we began offering 24/7 remote monitoring for our customers.
•	In 2009, we increased our products and service offerings by developing sales and service agreements with GE (UPS systems) and Lister Petter (smaller-sized diesel engines).
•	During the past 12 months, we increased our sales force from 12 to 15.
•	During the past year, we increased our service department to 18 service technicians.
•	We implemented a regional subdealer program that allows us to sign on qualified dealers to buy industrial sized generators from Titan Energy.

We are seeking to expand our national footprint further by establishing an office in the Western United States.  The benefit to Titan Energy would be the ability to offer value to our customers who have facilities and operations in this part of the nation, and the opportunity to expand our services into the highly populated territories of California and other nearby states.  We have identified potential candidates which could create this Western Titan Energy office but we do not have an agreement with any of these parties at the time of the publication of this annual report.

We plan to expand all areas of our business through several initiatives, including increasing our equipment sales; increasing the proportion of our revenues that comes from recurring service contracts; increasing our business in energy efficiency; increasing our market share in power generation through our subdealer program and through acquisitions; improving our technology offerings in order to create more efficient programs for our customers; expanding the lines and types of energy saving equipment we offer our customers; increasing our sales of renewable energy technologies and expanding the territories where we sell these products; and becoming more involved in managing demand response programs for our utility and end-user customers.  These initiatives are discussed in more detail in the Strategy Section of this report.

Background

Our management considers our role in development and operation of the nation’s Smart Grid to be a valuable one that can have an immediate and long-lasting impact on the function and stability of the national electrical grid.  To appreciate how our business operates within the complex utility industry requires some background on the electrical power industry, the Smart Grid, and the regulatory organizations that influence our business.

The Electric Power Industry

According to the U.S. Department of Energy (“DOE”), the U.S. electricity industry has grown to more than $300 billion over the last decade.  (Source: DOE, “The Smart Grid: An Introduction”) The electrical utility grid has not kept up with the growth in demand for power. According to the North American Electric Reliability Council, demand for electricity is expected to increase over the next 10 years by approximately 18% in the United States, while generation capacity is expected to increase by only 6%. Another way of looking at this is that since 1982, growth in peak demand for electricity – driven by population growth, bigger houses, bigger TVs, more air conditioners and computers – has exceeded growth by almost 25% every year. As a result, in North America, the margin between electric supply and demand is projected to drop below minimum target levels over the next few years.

In simplified terms, the utility system can be thought of in terms of three segments: energy production, transmission and distribution.  Utilities have been constrained in their ability to invest in new power production plants needed to meet this projected growth by a restrictive regulatory process, the increased burden of environmental constraints and a lack of government and public support for long-term, major capital infrastructure projects. This has increased the strain on the existing electric power grid and, combined with higher costs to produce electricity, has caused the price of electricity to increase in nearly all areas of the country, especially during peak demand periods.

Challenges at the level of production are mirrored on the transmission side of the electrical power grid. Under-investment in the transmission infrastructure required to deliver power from centralized power plants to end-use customers has resulted in an overburdened electric power grid. This periodically prevents the transport of the lowest cost power to constrained areas, which can affect reliability and cause significant economic impact.  For example, although a base load power plant might have sufficient capacity, if the grid is underdeveloped for delivery, it will result in congestion on the grid.  When there is congestion on the grid, the utility might call upon a generating plant to operate based on its ability to alleviate the congestion (its location).  If the called-upon generator is a peaking plant the cost of energy will be higher.  Not only does this increase the cost of energy during non-peak times, when a peaking event occurs the capacity intended for peaking is already being used.

This under-investment in generation and transmission, coupled with a dramatic growth in electricity consumption, has led to an increased frequency of service failures or interruptions, including brownouts (when power delivery is severely reduced) and blackouts (when power delivery is completely disrupted), which results in lost productivity, loss of perishable goods, and other major problems.

This environment of increasing demand coupled with inadequate resources has generated a strong awareness and growing need in the marketplace for products and services in our strategic growth areas of Emergency and Back-up Power, Power Generation Maintenance Programs, Demand Response and Alternative Energy Services.

Electrical Utilities, ISOs and RTOs

We believe that a key market for Titan Energy is the utilities, including the growing number of co-operatives, aggregators, and independent system operators, referred to as ISOs, and regional transmission organizations, or RTOs.  Historically, electric utility companies were formed in North America as regulated monopolies to manage the capital intensive, mission critical service of delivering electricity to end-use customers.  ISOs and RTOs have been formed in some markets to take control of the operation of the regional power system, coordinate the supply of electricity, and establish fair and efficient markets. In these restructured markets, utilities continue to own and maintain their generating plants, transmission and distribution lines, but now independent power generators and electricity suppliers are allowed to openly compete in the market as well.

We often work closely with utilities and cooperatives when it has come to interfacing between a customer’s power generation systems and the electrical grid.  We also provide energy audits and efficiency programs for the utilities to their customers.  When it comes to demand reponse programs we often work with the utility or cooperative to ensure that a customer is meeting the requirements of the rate savings program that the utility sponsors.

The Smart Grid

While definitions of what constitutes a Smart Grid vary, nearly all attempts to describe the Smart Grid include one key element: the need to provide accurate and reliable communication of information.  Through monitoring, automated reporting and validation, we believe that the Smart Grid can begin to have the multitude of effects that it promises to all sectors of our economy including greater consumer controls over energy usage, better integration of renewable energy resources, and lower utility costs due to a lessened need for costly infrastructure improvements.

For the most part, the electrical utility grid that we have been referring to is not exceedingly “smart.”  The foundation of the transmission system consists of decade’s old technology that oftentimes requires customers to notify the utility of power outages, costly truck rolls to read electrical meters, and inefficient load profiles of electrical consumption. However, billions of dollars, dozens of utilities and hundreds of companies are dedicated to finding a way to bring a new level of intelligence, communication and efficiency to the electrical grid.

Electric utilities are under increasing economic, regulatory, environmental and societal pressure to deploy open standard based smart grid technologies to more efficiently serve their customers and the public at large.   Likewise, the Federal Energy Regulatory Commission (“FERC”) has been directed by Congress to adopt standards and protocols over Smart Grid technologies and FERC has committed to implement rate treatment policies that support investments in Smart Grid technologies.  On July 16, 2009, FERC issued a Policy Statement for development of key standards for Smart Grid devices and systems and an interim rate.  (Smart Grid Policy, 128, FERC ¶ 61,060 (2009))   We are enthusiastic about the opportunities this may create for Titan and our customers.

The economic advantages of having a more intelligent electrical grid are numerous. The U.S. electric power system is designed to be 99.97% reliable. While this sounds good in theory, in practice this error rate translates into interruptions in the electricity supply that directly or indirectly cost American consumers an estimated $150 billion a year (Source: DOE, “The Smart Grid: An Introduction”).  Smart Grid technologies could reduce power disturbance costs to the U.S. economy by $49 billion per year. (Source: Electric Power Research Institute (EPRI), “Electricity Sector Framework for the Future”)

The EPRI estimates $1.8 trillion in annual additive revenue by 2020 with a substantially more efficient and reliable grid. Delivering the electrical power generated today by more efficient means can greatly reduce the need to build out new power plants by between $46 billion and $117 billion over the next 20 years. Widespread deployment of technology that allows businesses to more easily control their power consumption could add $5 billion to $7 billion per year back into the U.S. economy by 2015, and $15 billion to $20 billion per year by 2020. According to the EPRI’s same report, distributed generation technologies and smart, interactive storage capacity could add another $10 billion per year to the U.S. economy by 2020.

Titan Energy considers itself to be an important participant in the Smart Grid development and implementation, a company that can contribute solutions, new technologies and results that will benefit the utilities and customers alike.

The Role of Demand Response Programs

According to the DOE, the majority of operational problems on the electrical grid occur during times of peak loads, when the system is threatened by a demand for electricity in a region or area that cannot be adequately supplied due to lack of power or transmission capacity.  These periods of peak load occur relatively infrequently, less than 1% of the time, yet are responsible for the economic impacts of power failures as well as the utility’s need to build additional infrastructure or buy expensive energy to meet the need during these relatively rare periods.

It is estimated by the International Energy Agency that over 10% of the $2.65 trillion in electrical power infrastructure to be built between 2007 and 2030 will be constructed specifically to meet peaks in electricity demand which occur less than 88 hours per year. Based on these estimates, the market in North America for reducing demand during these critical peak hours, in place of building supply infrastructure, is $11.5 billion per year, if the need to build-out infrastructure occurs on an equal annual basis. Using these same assumptions, the market for eliminating the top 1% of peak demand for electricity worldwide during this same period could be over $59.2 billion per year.  Based on its June 2009 Congressionally-mandated National Assessment of Demand Response Potential, FERC estimates the potential for peak electricity demand reductions across the country to be between 38 gigawatts (GW) and 188 GW. Another industry analyst, the Brattle Group, estimates that reducing peak demand in America by a mere 5% would yield savings of about $66 billion over 20 years.

As the electric power industry confronts these many challenges, demand response has emerged as an important solution to help address the imbalance in electric supply and demand. For example, the Energy Policy Act of 2005 declared it the official policy of the United States to encourage demand response and the adoption of devices that enable it.  The National Action Plan published by FERC “aspires to maximize the amount of cost‐effective demand response resources that can be developed and deployed in the United States.”

Demand Response Programs allow customers to respond to either a reliability trigger or a price trigger by lowering their power consumption.   The customer can participate through a utility system operator, load-serving entity, ISO/RTO, or other demand response provider (such as an aggregator).

Dispatchable Demand Response Programs provide direct control and allow someone other than the customer to make planned changes in the customer’s energy consumption.  Examples include: Interruptible or Curtailable Rate Programs and Demand-Side Management Programs which are retail price-responsive demand response programs offered by utilities.  Titan Energy has extensive experience in helping its customers participate in Interruptible Rate Programs.  Another example includes: wholesale price-responsive demand response such as when a customer’s potential demand reduction is offered for sale into an organized market of an ISO/RTO.  If the bid is accepted, direction is given to reduce demand.

Non-Dispatchable Demand Response Programs allow the decision regarding whether and when to control load based on current information.  Examples include: Time-of-Day Rates and Dynamic Pricing.

The most available and productive source of Demand Response is the on-site generator. Diesel and natural gas generators offer the largest and most available source of immediate power.  It is likely that generators will remain the on-site generation system of choice for many years to come.  Developments in the design of diesel and other generators have produced a new echelon of engine powered generators that are cleaner, quieter and more environmentally friendly.

In fact, the DOE has identified the distributed generation components of the electrical grid as one of the principal areas where improved grid performance could be almost immediately gained.  Titan Energy believes that the ability to utilize these distributed power sources in a variety of intelligent and controllable ways could be one of the answers to improving grid performance and reducing the need to build additional power plants.

Distributed generation assets are typically consumer owned and rely on a range of generation technologies that deliver electricity directly to the consumer. Generators, photovoltaic panels and small-scale wind turbines are familiar examples. However, the most available and productive source of distributed power generation is the on-site generator.  While it is expected that the number of wind and solar power systems will increase, Management believes that generators will remain the distributed power generation system of choice for many years to come due to reliability, cost factors, availability of materials, regional climatic factors and changing financial incentives.  At the same time, developments in the design of diesel and other generators spurred on by changes in the regulatory environment have produced a new generation of engine powered generators that are cleaner, quieter and more environmentally friendly.

Demand response programs aimed at reducing peak load by having onsite generators (called “peaking generators”) provide a facility’s electrical power can have economic benefits for both the utility and the consumer.  In many cases, peaking generators only need to run a few hours a year when the load on the grid is at its highest, and energy costs are as high as $1000 per megawatt hour (MWh) to generate (Source: Electricity Advisory Committee's report, “Keeping the Lights On in the New World”). In the longer term, the use of demand response/load management programs as a power generation resource avoids building expensive peak generation infrastructure.

A Smart Grid that connects distributed generation through monitoring and diagnostics also improves asset management and can extend the life of expensive power generation systems. At the same time, certain technologies will allow the grid to better adapt to the dynamics of renewable energy, helping utilities and consumers more easily access these resources and reap the benefits. Titan is dedicated to deploying available Smart Grid applications that can achieve demand reduction, communicate peak prices to consumers so as to allow better decision making, and integrate consumer storage, distributed generation and smart building controls with the goal of peak reduction and significant energy savings.

The Impact of Regulation and the Opportunity It Creates

Regulation by State and Federal Government. The state and federal governments’ regulation of the energy industry continues to advance our market opportunities.  The states regulate the retail sales and transmission of energy to consumers, whereas FERC protects consumers by ensuring the wholesale electric market is just and reasonable.

The states regulatory oversight of retail energy rates for consumers also encompasses renewable energy and energy conservation mandates and programs.  Interruptible rate programs, offered by utilities and regulated by each state’s Public Utility Commission, or other state regulatory agency, have increased the payback for our customers who choose on-site generation.   These rate programs and our ability to work with the utility on behalf of a customer provide us with a substantial strength in marketing our on-site generation products.

FERC’s regulation of the wholesale electric market includes sales and transmission of electricity in interstate commerce, and promoting safe, reliable and efficient energy infrastructure.  In The Strategic Plan FY 2009-2014 (September, 14, 2009) FERC identifies key strategies which include the Smart Grid, Demand Response, and Renewable Resources.

Regulation of Power Engines and Emission. In 1996, the Environmental Protection Agency (EPA) introduced new emission standards aimed at non-road mobile diesel engines including onsite stationary power generators. To be phased in over a four-year period beginning January 2007, these regulations require the new diesel engines which power these generators to comply with a tiered timing structure of emission allowances. Based on the system’s engine horsepower rating, generators are rated from Tier 1 to 4, with most non-emergency diesel engine generators required to arrive at Tier 4 by 2012. Tier 4 requirements are the most stringent.

Beginning January 1, 2011, the EPA will introduce the next phase of its Tier 4 emissions control regulations. The regulations limit emissions of oxides of nitrogen, particulate matter, hydrocarbons and carbon monoxide. Non-emergency diesel engines less than 10 liters per cylinder and greater than 175 hp will be required to meet Tier 4 regulations. The term “non-emergency” is very important in this context. Essentially, if an installation is classified as emergency, the power generator must not run unless the primary electrical power source is not available. However, owner/operators are allowed to run their emergency-classified power generators up to 100 hours per year for maintenance and testing. There is no current limit for run time during an emergency or power outage. The challenges facing the electric power industry are unique in a number of areas, particularly with the larger power generators, where regulations focus on reducing nitrogen oxide emissions from generator sets by 90 percent, compared to a 45 percent reduction for other equipment types.

Since the Tier 4 emissions levels are so low, the EPA decided that emergency standby generator sets, which by their nature run very few hours per year, would be exempt from Tier 4 regulations, including any associated after-treatment. Furthermore, the EPA states that emergency standby applications can utilize current Tier products such as today’s Tier 2 and Tier 3 offerings. The list of applications that will require Tier 4 certified generator sets in 2011 are as follows:  non-emergency standby units, prime power applications, load management/peak shaving and electric power rental units.  These include nearly all generators that would be deployed in a demand reduction or load management type of program.

In addition to these federal standards, there are state and local regulations that may force the use of Tier 4 generator sets in 2011 and beyond. In 2011, the State of California will most likely have emissions regulations requiring the use of after-treatment on all standby generator sets including emergency units. As a result it is estimated that the vast majority of standby generator sets sold into the State of California beginning in 2011 will be Tier 4. Along with California, some regions and localities have stationary emission limits far more stringent than EPA diesel engine tier levels including: the New England states; Atlanta, Georgia; and Houston, Texas. The result is that diesel-fueled generator sets deployed in these areas, even if certified to the appropriate EPA tier level, may not meet local requirements.

While good maintenance has always been among end-user best practices, the new emissions regulations now imply that maintenance will be larger part of compliance. Although the regulations are not explicit, the EPA requires a diesel power generator to remain in compliance throughout its defined useful life, and that normal maintenance is the only way to accomplish this. This may also include record keeping, validation and other compliance measures which could be audited.

Diesel engine manufacturers will bear the burden of testing their diesel engines and certifying them according to EPA guidelines. However, owner/operators have a great deal of responsibility to understand how the regulations affect power generator availability, how installations are classified, as well as the record-keeping and maintenance requirements. Many companies in the standby and demand reduction industry are rightfully concerned about the impact these new standards will have on their respective businesses.  In effect, Tier 4 will likely increase the expense, lower profitability, and lengthen returns on investment for both back-up power and demand reduction providers and consumers.  However, these new requirements have long been anticipated and the major generator engine manufacturers have been announcing their technological answers to Tier 4 standards and more solutions are becoming available both for new engines as well as for aftertreatment options. Management believes that engine design and engineering will solve many of these problems and that suitable solutions to its business applications will be available and affordable.

At the same time, we believe that this change in emission policy could bring significant opportunity for Titan Energy.   We believe that the need for emergency power and demand reduction is not going to lessen and the costs of not having power or the ability to support our ailing grid are too high. We feel that we have alternative equipment technologies that will satisfy Tier 4 standards, solutions such as natural gas engines and smaller diesel units arranged in parallel configurations.  We also believe that there will be a greater need for our maintenance and service programs as this will be a requirement of the owners/operators.  Finally, we believe that Titan Energy could benefit from providing the monitoring and validations technologies which will allow for improved operations and compliance with the new regulations.

Titan Energy Solutions

We provide our products and services across four strategic business areas: Emergency and Back-up Power Solutions, Power Maintenance Programs, Demand Reduction Solutions and Renewable Energy Technologies, although we operate in one business segment.

We operate our business in the industrial and commercial sectors of the US economy.  According to a study by McKinsey & Company (“Unlocking Energy Efficiency in the US Economy”), the industrial sector accounts for 51% of the end use consumption and 40% of the end use potential for energy efficiency.  The commercial sector consumes 20% of the end use energy and offers 25% of the efficiency potential.  Electricity represents the major share of consumption in this sector.  Therefore, the industrial and commercial sectors combined represent more than 75% of the energy market as well as the greatest potential for creating energy efficiency results for every dollar invested in energy efficiency.

 Our Emergency and Back-up Power Business

According to the DOE, power failure is responsible for $150 billion in annual losses in the U.S (Source: “The Smart Grid: An Introduction”).  There are many industries which simply cannot afford to lose power for any length of time for economic reasons.   The table below illustrates the economic damages across several industries:

Cost of One-Hour Power Service Interruption in Various Industries	Average Cost of 1-Hour of Interruption

Cellular communications	$41,000
Telephone ticket sales	$72,000
Airline reservation system	$90,000
Semiconductor manufacturer	$2,000,000
Credit card operation	$2,580,000
Brokerage operation	$6,480,000

Source: U.S. Department of Energy

Our Emergency and Back-up Power business provides customers with electrical power generation equipment to be used primarily during a power outage or emergency.  Titan Energy offers a complete turn-key solution to help companies avoid costly power outages as well as ensure uninterrupted operations during times of emergency. We help design, engineer and install the power equipment needed by each customer.  In 2009, sales of power generation equipment accounted for $7.7 million, or 72%, of our business.  We operate as an exclusive dealer (10KW and above) for Generac Power Systems in five Midwestern states, and a Power Partner dealer (10KW to 600 KW) for MTU Onsite Energy in Florida.  We also sell switchgear, UPS and related equipment used to support our customers’ power generation systems.

We believe that our market potential is further influenced by regional factors.  All areas of the United States are subject to failures of the electrical utility grid and the resultant interruption in power, unstable power and greatly increased energy prices during peak periods.  Some areas, however, are more susceptible to power problems.  Our opportunity in some areas of the country is increased due to the occurrence and frequency of storms and other natural disasters.  Florida is a key example of a state that frequently needs to respond to power outages due to hurricanes and high winds.  Other areas of the country experience brown outs and black outs due to heavy snow and ice storms, floods and other natural catastrophes.  Customers in these regions of the U.S. include grocery stores who must maintain power to keep produce chilled or frozen, gas stations and toll booths that must remain operational during time of emergency, bank and financial institution that require constant online capabilities, health care institutions, public buildings, government buildings and many other businesses.

Federal, state and regional regulations also impact our opportunities.  Some industries are nationally mandated to have adequate emergency and back power due to the nature of their services; hospitals and critical care facilities, and financial institutions are a few such examples.  Some states have placed mandates across additional industries due to the frequency of natural disasters and other factors.  In Florida for example, gas stations must have power back-up systems, as well as apartments, schools and many other public buildings.

Our Power Maintenance Programs

Power generation systems represent considerable investments that require proper maintenance and service in order to operate when required during a time of emergency or during a demand reponse request. Titan Energy’s Power Maintenance Programs offer maintenance, repair and support service for our customers’ power generation systems.  In 2009 these annualized contracts contributed $3.0 million (28%) of our gross sales revenues.  To support our customers, we maintain warehouses of inventory and parts, a fleet of service trucks and a staff of 18 trained service technicians in both the Midwest and Florida. Titan Energy is committed to utilizing advanced communications and network technologies to improve service.  We offer a monitoring system that provides 24/7 real time access to a customer’s power generation system.  With remote monitoring and communication controls, we can better manage a customer’s energy assets, maintain their compliance in an interruptible rate program with a utility, and identify potential issues with a company’s power generation systems before a more serious problem occurs.

We expect our service business to grow considerably in the coming years. With every new generator we sell, we usually sign a service contract for one to five years in term-length. However, our market potential is not defined solely by the generators we sell.  An increasing number of our service customers are facilities that have acquired generators from our competitors but sign up with Titan Energy for their service needs.

Because we are able to service facilities far outside our sales territories, we believe that our potential market could be much broader than the areas where we have offices.  In addition, this does not take into account the fact that we also service numerous cellular transmission towers, highway toll booths and direction signs, and government and institutional facilities, which may not be included in these estimates.  And as new regulations make energy back-up systems even more expensive and require maintenance and performance records on generation equipment, we believe that customers will be more likely to adopt preventive and maintenance programs so as to protect their investment and comply with the regulators.  Taking all these factors into consideration, we believe the market opportunity for Titan Energy Power Maintenance programs could be more than $500 million per year.

Our Demand Response Business

Our Demand Response business is responsible for managing the power generation assets of our customers in utility-sponsored programs that lessen demand during peak periods and lower utility rates for participating customers. When used at specific times, onsite generators can significantly reduce peak loads and reduce energy expenses for industrial and commercial customers in areas where utilities offer reduced rates for participation in peak load reduction programs.

Our services provide assistance to reduce electric demand during periods of peak demand using onsite generation to shift load off the electrical grids and thereby preventing grid failures. By improving grid reliability and efficiency, we delay the need for construction of new electrical generating plants. In effect, all consumers of electricity benefit from our demand response activities.  We enter into management contracts with commercial, institutional and industrial customers to help them negotiate and comply with utility sponsored programs for demand reduction.

We believe that the market opportunity is significant and will remain so as demand response programs, operational efficiency and energy savings are given increased priority by commercial, institutional and industrial end-users of electricity, and as energy market prices remain volatile. Titan Energy generates revenues in various ways from this program:  the sale of power generation equipment, service and maintenance contracts for the equipment after installation, and separate monitoring and management fees for helping the customer comply with the utilities and the regulatory agencies. We believe that our experience with industrial generators, our established relationships with utilities and ability to integrate new communications technology to support demand response programs uniquely position Titan Energy in this business segment.

Our Renewable Energy Business

From all levels of government, national to regional, demands are being made for renewable power generation technologies, such as solar and wind power, to begin replacing our dependence on traditional power generation. Most U.S. states have adopted goals to generate between 10% and 30% of their electrical energy by the year 2030 from alternative or renewable energy power sources, an effort that will require billions of dollars of new investment in equipment and systems (Source: M.J. Beck Consulting “The RPS Edge” March 2010)

At the same time that energy efficiency programs are targeting existing and traditional power generation systems, the same institutions are creating mandates and distributing considerable financial support to the establishment and deployment of renewable energy power generation technologies, such as wind and solar power.  Again, the administration is leading the way by mandating that by the year 2020, 20% of all energy production in the U.S. be produced by alternative energy sources.  Regional and state governments such as New York have been particularly progressive in demanding through legislation and supporting through incentives the deployment of more wind and solar powered generation system.

Through our Renewable Energy Business, Titan Energy is committed to offering alternative energy technologies, such as solar and wind turbines, when these solutions best help our customer meet their energy needs.  Through the acquisition of a power generation business in New York in December 2009, we acquired an operation with experience in designing and installing solar power systems for both corporate and government customers in the Northeast. As we continue to seek additional opportunities to install solar technologies, especially in the New York/New Jersey region, Titan Energy expects solar to represent between 15% and 20% of our equipment sales in the Northeast region in 2010.

We are able to design, engineer, install and manage solar, wind, fuel cells as well as the traditional natural gas and diesel engine generators systems.  In fact, management believes that there will be greater demand for mixed source power generation systems in the near future and we are preparing our systems and technologies to be able to work with all these future scenarios.

Our Products and Services

Emergency and Back-up Power Generation Systems

We provide a variety of customers with power generation equipment that can range from 5kW to several MegaWatts, depending on their needs and applications. We also provide the transfer switches, UPS systems and other necessary equipment to create dependable power generation systems.  We currently represent several brands of generator manufacturers. In some areas of the country, we have exclusive distribution and service territories for certain manufacturers.

Generac Power Systems Generators. In the Midwest, through our Titan Energy Services, Inc. (TESI) subsidiary, we are an authorized dealer for Generac Power Systems, Inc. (“Generac”) generators and other products in four Midwestern states. TESI provides products to protect a company’s critical equipment from over/under voltage or outages, transient surges and harmonic distortion. TESI provides a full line of power generation equipment for all kinds of applications, in both diesel and natural gas options. The Generac brand features fully integrated power generation systems that include industrial, commercial, and residential generator sets, as well as automatic transfer switches, controls, fuel tanks and enclosures. For higher kilowatt requirements, Generac’s Modular Power System (“MPS”) utilizes multiple diesel or natural gas generators in various side-by-side arrangements that match the power output of large single engine units.  The MPS system is based upon diesel fueled units of 400, 500 or 600 kW working in concert to offer outputs ranging from 800 to 6000 kW, and natural gas units of 100 to 300 kW with combined outputs of 200 to 3000 kW.

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

Management believes that the MPS units and in particular the natural gas units offer affordable solutions to some of the new regulations such as Tier 4 requirements which are currently impacting the use of diesel engine generators in demand reduction programs.  For more on this, please refer the Section on Regulatory Issues.

MTU OnSite Energy Generators. Our Grove Power subsidiary is a factory-authorized Power Partner dealership for Florida.  In the Northeast, we are a subdealer. In these territories, we offer a complete line of MTU Onsite Energy diesel, natural gas, and propane generator sets, including digital engine and generator controls which provide UL2200 listing for both standby and prime power applications. The MTU (Detroit Diesel) engine line-up is a class of products recognized and accepted throughout North America and the international market place.

•	Diesel generator set ratings range from 20 kW to 3250 kW, using John Deere and MTU (Detroit Diesel) engines.
•	Gas generator set ratings range from 20 kW to 400 kW, using GM and Doosan engines.

Lister Petter Products. The Lister Petter series of generators provide clean stable power with very steady voltage and frequency output. The Alpha SeriesTM engines are extensively used in generator sets with tens of thousands of installations. Lister Petter’s strength is manufacturing small 6-30kw long run diesel engine generator systems.  Where a region such as the Caribbean has a lack of natural gas and unstable utility power this product is in high demand.

Transfer Switches and Switchgear.  ASCO Power Technologies and General Electric-Zenith offer automatic transfer switches and paralleling switchgear, ranging from 40amp to 4000amp, in 2, 3, and 4 pole configurations.

Uninterruptible Power Supply (UPS) Systems – The Digital Energy General Electric (GE) UPS Series was developed using GE’s “Design for Six Sigma” methodology to ensure that the product fully meets customer requirements and expectations.  They manufacture systems from 10 -750 KVA.  The UPS system is designed to provide seamless power during any utility fluctuations or loss of power. The UPS system provides battery backup power until an emergency backup engine generator comes online.  Once the engine generator is producing proper voltage and frequency, the UPS switches the building load onto the engine generator.  This provides the highest degree of protection typically used by data centers, banks and credit card companies.

Renewable Energy Technologies

While influenced heavily by rebate and incentive programs, we have seen an increased interest and demand for solar technology solutions from our commercial customers, sometimes as a standalone power generation solution, other times as a mixed source solution.  We work with established wholesalers who have volume purchase agreements with several manufacturers.  This way, we are better able to meet the particular needs of a customer or application.  In general we provide the project management for these solar installations, working with third-party engineers and installers to complete the project for our customer.

While we have not completed any installations in other areas of renewable energy, our management does have extensive experience in combined heat and power (CHP), wind turbines and fuel cell technologies and we feel prepared to take on these opportunities as they become more available in the future.

Maintenance and Service Programs

Titan Energy recognizes additional revenues from service contracts, installation and maintenance services for its customers and owners of power generation equipment. We offer service contracts and support to all generator owners. The service contracts yield higher margin as compared to equipment sales and help support our effort to achieve profitability. These service contracts may also include remote monitoring services which allow owners to be informed of the condition and operations of their equipment at any time and from any place. With terms ranging from one to five years, service and remote monitoring contracts are providing the Company with recurring revenues.

We provide factory trained technicians with parts and manuals in their trucks and in our warehouse, all to accomplish the most responsive and proficient service available. We believe that our services have the following specific advantages:

•
Factory trained technicians. No other organization has Generac, MTU Online Energy, Lister-Petter, ASCO Power Technologies and GE-Zenith factory trained technicians. All Titan Energy technicians attend factory training on regular intervals.

•	Warranty. As the authorized distributor, only Titan Energy can perform warranty work on the manufacturer’s products.

•
Service Manuals and technical documents. As the exclusive Industrial Distributor in certain territories, we are the only company that has these technical documents to provide the necessary service. Any other organization must get these from us.

•
Parts. To meet the needs of our customers quickly and efficiently, we inventory the common service items in our warehouses and in our trucks, so as to avoid the need and expense to special order from another source.

Strategy

Currently, Titan Energy specializes in providing industrial, commercial and institutional customers with the power generation equipment and energy management solutions that enable our customers to maintain critical operations during a grid failure and to better manage their energy usage and save money.  We have extensive experience in integrating onsite power generation equipment with the needs of the local electrical grid and utility based programs.  We believe that our knowledge of key technologies, our network of offices and service centers in more than 12 key states, our expanding base of more than 1,000 customers including several Fortune 500 companies, and our established working relationships with utilities across the country are all key factors that position Titan Energy to capitalize strongly in the energy management and Smart Grid arena.

Our strategy is to capitalize on our growing national footprint of sales and service centers, our scalable technology platform and our market position to continue providing intelligent energy solutions to commercial, institutional and industrial customers and utilities. Ultimately, our aim is to become one of the leading energy management solutions provider for commercial, institutional and industrial customers throughout the United States.

We plan to grow significantly as a company over the next several years through the development and successful implementation of the following business initiatives:

Expansion of Our Power Generation Sales in Existing Territories

Sales of power generation and associated equipment would provide the company with significant revenues and create opportunities for Titan Energy to develop long term customer contracts for service and in some cases demand reduction programs.  These sales also create opportunities for us to deploy our monitoring and communication technologies, services that generate recurring revenues and stronger profit margins.  We plan to grow our Equipment sales in the following ways:

Expand Equipment Sales Through SubDealer program.  Titan Energy plans to expand its Subdealer program in all of Titan Energy’s existing territories where it has an exclusive relationship with a manufacturer.  Subdealers are independent sales and service companies that are authorized by us to market, sell and service our line of power generation equipment.  Subdealers are generally paid a commission on sales.  There are several potential subdealers in our current territories.  We believe this could give us the ability to double our equipment and service sales through this program alone.

Expand Sales into Underrepresented Territories. We have identified several key territories that we believe offer great opportunity for high margin equipment sales including: the Caribbean, Central America and South America.

Web based Sales. We will seek to expand our ability to offer web based sales of equipment and parts through the development of a sophisticated online ordering system.

Expansion of Our Operations Into Other Key Geographical Territories

We also expect to expand our addressable market by pursuing opportunities in new geographic regions in North America and beyond.  We have been able to further our relationships and increase our revenues with a number of major customers due to our ability to service customers across several regions of the United States.  This expansion would take place primarily through acquisition of established, accretive operations in these areas.  Management is currently in discussions with a number of possible acquisition candidates although to date no definitive agreements have been signed and we cannot assure you that any definitive agreements will be entered into.

Expansion of Our Power Maintenance Programs

Our Maintenance and Service programs usually involve recurring revenues and offer us higher margins than equipment sales.  Therefore, we are focused on aggressively increasing the number of these contracts throughout our territories and expanding the number of national accounts that allow us to service multiple facilities for a customer throughout the United States. We will seek to accomplish this expansion in the following ways:

Expand Our Service Sales Force. We believe we have the internal capacity to expand our service sales in the Midwest and Florida, where we have established operations, without adding significantly to our administrative or overhead expenses.  We also plan to open service sales operations in additional territories such as New York, New Jersey and parts of the Midwest where we do not currently have service operations.

Sub Dealer Program.  Through our subdealer program in the Midwest, we expect to acquire relationships with a number of established companies that could also offer us additional service opportunities.  As with equipment sales, the cost of new service contracts through our subdealer program is minimal and, as an exclusive dealer in these territories, we are the only authorized service provider for the industrial line of products.

Strategic Acquisitions. We have identified several potential acquisition candidates that provide quality power generation service in strategic areas for Titan Energy.  We intend to pursue these acquisitions but we have not signed any definitive agreements at this time and we cannot assure you that we will be able to enter into definitive agreements in the future.

Expansion of Our Renewable Energy Business

We believe renewable energy technologies and services could play a large role in Titan Energy’s future growth as the technologies become more affordable and effective and mandates require the continued installation of solar, wind and other renewable energy power generation sources around the U.S. We believe that our broad geographic reach, sales offices in key population areas and professional team of experienced technicians that are available 24/7 are key incentives for renewable energy companies to work with us.

Expansion of Our Energy Efficiency Programs

The demand for qualified energy auditors is increasing in many regions of the country as buildings and facilities are being required to meet new energy efficiency standards.  Many utilities in our service areas are seeking to hire qualified third party auditors to provide energy audits for their industrial and commercial customers.  Titan Energy has extensive experience and trained personnel to provide these audits and has established agreements with certain utilities in the Midwest to begin offering these services.  We belive that we can offer a total solution to energy efficiency: we can provide technical audits, provide energy savings solutions, help customers understand and benefit from various government and utility sponsored programs to reduce energy usage, help match up a customer with more advantageous utility programs, and obtain and install traditional and/or alternative power generation systems so as to take advantage of available financial incentives.

We plan to expand this program in the Midwest as well as in New York, New Jersey, Florida and other areas through the following initiatives:

Sign on with Utilities as Energy Auditors. Target utilities that have existing energy audit and efficiency programs in our key territories.

Expand Energy Audit Sales Force. Recruit, train and deploy accredited energy auditors in each or our service areas. Develop relationships with established energy efficiency companies to provide audit services for Titan Energy.

 Expand into Additional Territories.  Open offices and develop a contractor program to work with the major utilities and energy organizations in each region.

Expansion of Our Demand Response Programs

Management believes that onsite distributed power generation systems offer an under-utilized resource for solving problems related to congestion and failure on our electrical power grids. These programs are also of potential economic benefit to the customers who participate.  According to the DOE, less than 5% of the potential power available from distributed generators are being utilized to support our electrical power grid and that utilizing only 5% of this potential would save the U.S. economy more than $40 billion per year.

As more Demand Response Programs are developed and offered, we believe that we are well suited to help customers participate in these programs.  Customers with very small generators will be able to participate through an Aggregator.  We believe that savvy customers will want to take advantage of the potentially more lucrative programs of the wholesale market.  Titan Energy will seek to expand its role in the demand response industry by providing a full range of load management services to our industrial and commercial customers. Our services will allow our customers to utilize incentives to reduce electric demand during periods of peak demand using onsite generation to shift load off the electrical grids and thereby preventing grid failures. By improving grid reliability and efficiency, we delay the need for construction of new generation plants. In effect, all consumers of electricity could benefit from our demand response activities.  We plan to enter into contracts with commercial, institutional and industrial customers to help them negotiate and comply with utility sponsored programs for demand reduction. We will support these programs with the ability to install new equipment, maintain existing power generation systems and advanced communications and control technologies. We believe we can attain good growth within our current customer base as well as through establishing these programs with new customers in our service territories.

In addition, we are committed to the development, implementation and broader adoption of technology-enabled demand response solutions. This technology enables us to continuously monitor remotely, deliver and receive alerts, send control signals to, and receive bi-directional communications from an Internet-enabled network of dispersed end-use customer sites.  With this technology we can better coordinate requests from utilities as well as manage, monitor and remotely maintain our customers’ generators.  We believe that improved communications and network technologies will increase our opportunities in the demand response industry by giving us the ability to offer a more efficient and responsive service to a broader range of potential customers.

Increase Sales of Technology-Enabled Energy Management Solutions

At Titan Energy, we believe literally in the maxim: “You can’t manage what you can’t measure.”  One of our goals is to develop and expand the use of more effective monitoring and communication technologies that will allow us to better measure and so manage our customers’ energy assets.  We plan to develop these programs through internal development and acquisition of key companies and/or technologies. The result of utilizing these technologies could be greater efficiencies in managing customer assets, greater revenues through the deployment of recurring revenue service programs, and lowered costs due to less need for technicians to manually monitor and service equipment.

Key systems we plan to offer include:

Remote, Automated, On-line Monitoring Systems.  We plan to expand the capabilities of this technology and make it available to a greater number of our customers as part of our services and maintenance program.

Metering Systems.   We have identified a number of metering systems that provide onsite monitoring and information to consumers.  We are currently working with a number of end users to determine the validity, efficacy and pricing for these newer series and hope to move into commercial implementation later in 2010.

Online, Automated Reporting Services.  As the need increases for detailed, real-time information about generator operations and efficiencies due to regulatory and other factors, we intend to provide the reporting and management programs that will allow our customers to more easily and cost-effectively comply with regulators.

Capitalize on Emerging Legislation

The need for demand reduction, energy efficiency and smart grid capabilities has been endorsed by the federal government with the passing of the 2007 Energy Independence and Security Act, which included a smart grid provision allocating federal funds to smart grid projects, and mandating all utilities look at smart grid alternatives prior to building additional generation capacity. The provisions of this Act were strengthened by the passing of the American Recovery and Reinvestment Act passed in February 2009 which is intended to inject billions of dollars into the development and deployments of energy efficiency technologies. It is our intention to pursue opportunities created by federal and state legislation to promote energy efficiency, demand reduction and smart grid technologies and wherever possible to seek financial support for the development and deployment of our new technologies.

At the same time, there have been critical changes in the regulations governing power generators and emergency power systems.  We believe that these changes in emissions policy, while posing challenges to everyone in the industry, also bring significant opportunity for Titan Energy.  The need for emergency power and demand reduction is not going to lessen.  The costs of not having power or the ability to support our ailing grid are too high. We feel that we have alternative equipment technologies that will satisfy Tier 4 standards, technologies which offer solutions such as natural gas engines and smaller units arranged in parallel configurations.  We believe that there will also be a greater need for our maintenance and service programs as this will be a requirement imposed on the owners and operators.  We believe that Titan Energy will benefit from the monitoring and validation technologies which will allow for improved operations and compliance with the new regulations.

Operations

As of December 31, 2009, we had 49 employees. None of our employees is covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and motivate qualified management, technical, marketing and other personnel.

Our operation comprises several functionally distinct sub-groups: Executive, Customer, Sales and Services.

Executive Operations

Executive operations primarily deal with the roles and responsibilities that we have as a publicly traded company.  This involves general fiduciary and operational oversight, compliance with SEC auditing and reporting requirements, meeting with our Board of Directors, as well as shareholder and investor relations.  Currently we have three individuals in executive operations: our Chief Executive Officer, Chief Financial Officer and Chief Operational Officer.

Customer Operations

Customer operations are responsible for all project management, hardware installation, and on-going customer relationship management. The 8 members of this group include project managers, accounts receivable and accounts payable personnel, warranty specialists, accounting directors and assistants and administrative support. Five of these individuals are located at our Minneapolis office, two in Florida and one in New Jersey.

Sales Operations

As of December 31, 2009, our sales team consisted of 15 employees. We organize our sales efforts by product type.

Our commercial and industrial sales group sells power generation equipment to commercial, institutional and industrial customers. Our commercial and industrial sales group is located in major electricity regions throughout the United States, including New York, Florida, and the Midwest. In each of these territories, we have a general manager, who reports to our Chief Operating Officer.

Our service sales department sells maintenance and repair service contracts to industrial and commercial customers which have power generators.  These contracts can vary in term from one year to as many as ten years. In many cases, our service sales teams follow up on sales of power generators from our industrial sales group, while also pursuing service contracts with customers which own power generation equipment from other suppliers. We have service sales personnel in the Midwest and in Florida.  These people report to the General Manager in each of these areas.

Service Operations

Titan Energy prides itself on the quality, training and commitment of our Service Department.  We feel that delivering timely, quality service to our customers is the best way to maintain loyalty and generate new sales.

Personnel – We have a total of 18 service technicians located in the Midwest and Florida.  Three of these people have received advanced training and instruction on power generation systems and related equipment and have been certified as master technicians by our manufacturers.  All technicians are required to receive on-going training and education through programs offered by our manufacturers.

Trucks and Service Vehicles – we have a total of 18 modern service trucks which carry more than $360,000 of equipment, parts and tools.  Since some of our customers are located in remote areas, our trucks must be properly equipped to complete a job while on site.

Equipment – we also have numerous special tools and equipment which are necessary to perform our duties as service technicians for these sophisticated power generation systems.  These tools include load banks, fuel cells for refueling, fluke meters, infrared scanners, warranty kits, and all tools required to work on electrical and mechanical systems that make up a power generation system.

Technologies – we offer remote monitoring systems which allow us to place a monitoring device on a power generation system and transmit data from that equipment to our offices where systems can be monitored 24-hours a day.  These systems can also be used to remote start power generation equipment and perform various tests which help indicate the equipment’s status.

Inventory — Titan Energy carries approximately $900,000 in inventory.  We have nearly $300,000 in inventory at our Florida facilities, a number which can increase if there is a presence of threat of major storms in the area.

Warehouses – we have warehouses in Minneapolis, Minnesota; Ankeny, Iowa; Omaha, Nebraska; and Miami, Florida.

Competition

                We face intense competition in all of our business segments, strategic growth areas and business units.

In our Emergency and Back-Up Power business, we face competition from larger more established companies that represent Caterpillar, Cummins, Kohler and other smaller equipment manufacturers. We believe we offer power generators that in many cases feature improved capabilities, such as better and more automated control systems, more fuel alternatives, including cleaner burning natural gas, and greater redundancy features.

In our Power Maintenance business, we face some competition from manufacturers of power generation equipment as well as electrical contractors and small companies that specialize in service of power generation equipment.  Management believes that we offer a higher level of service, provided by better trained and more professional service technicians.  We also believe we offer technological service tools such as remote monitoring and controls that improve our service offerings and allow us to act proactively in more cases.

In our Energy Efficiency business, we compete with numerous small energy auditors, energy efficiency companies, and electrical contractors.  We believe that not all of these companies have the same level of experience with power generation or utility programs as we do. Few of these competitors provide the full range of services that Titan Energy does.

In our Demand Reduction business, several companies are also becoming leaders in uninterruptible power supply system technology, and companies developing and marketing their proprietary smart grid technologies are also potential competitors. To a lesser extent, we face competition from small regional electric engineering firms that specialize in the engineering aspects of the distributed generation. We believe that we have engineered a solution for demand reduction programs for industrial and commercial customers, a solution that offers reliability, reduced costs and improved operational qualities.

In our Alternative Energy business we face competition from many companies that specialize in alternative and renewable energies and have larger marketing and advertising budgets.  We work with what we believe are the most diverse and advanced solar technologies, as well as wholesalers that have more competitive pricing on solar panels and equipment, and so we believe we can offer better and more customized solutions to best meet our customers’ needs.

Overall, the markets for our products, services and technologies are competitive and are characterized by rapidly changing technology, new and emerging products and services, frequent performance improvements and evolving industry standards. We expect the intensity of competition to increase in the future because the growth potential of the energy market has attracted and is anticipated to continue to attract many new competitors, including new businesses as well as established businesses from different industries. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins, loss of market share or inability to penetrate or develop new markets, any one of which could significantly reduce our future revenues and adversely affect our operating results.

We believe that our ability to compete successfully will depend upon many factors, some of which are outside of our control. These factors include:

•	the performance and features functionality and benefits of our, and of our competitors’ products and services;

•	the value to our customers for the price they pay for our products and services;
•
the timing and market acceptance of new products and services and enhancements to existing products and services developed by us and by our competitors, including the effects of environmental initiatives on new technologies and customer preferences;

•	our responsiveness to the needs of our customers;

•	the ease of use of our, and of our competitors’ products and services;

•	the quality and reliability of our, and of our competitors’ products and services;

•	our reputation and the reputation of our competitors;

•	our sales and marketing efforts;

•	our ability to develop and maintain our strategic relationships; and

•	the price of our, and our competitors’ products and services, as well as other technological alternatives in the marketplace.

We believe that in many of our markets we have established ourselves as a niche supplier of high quality, reliable products and services and, therefore, compete favorably with respect to the above factors, other than price. We do not typically attempt to be the low cost provider. Rather, we endeavor to compete primarily on the basis of the quality of our products and services. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and our competitors’ innovations. We cannot provide any assurance that our products and services will compete favorably in the future against current and future competitors or that we will be successful in responding to changes in other markets including new products and service and enhancements to existing products and service introduced by our existing competitors or new competitors entering the market.

Many of our existing and potential competitors have better name recognition, longer operating histories, access to larger customer bases and greater financial, technical, marketing, manufacturing and other resources than we do. This may enable our competitors to respond more quickly to new or emerging technologies and changes in customer requirements or preferences and to devote greater resources to the development, promotion and sale of their products and services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, customers, strategic partners and suppliers and vendors than we can. Our competitors may develop products and services that are equal or superior to the products and services offered by us or that achieve greater market acceptance than our products do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share or impede our ability to acquire market share in new markets. Increased competition could also result in price reductions, reduced gross margins and loss of market share, and the inability to develop new businesses. We cannot provide any assurance that we will have the financial resources, technical expertise, or marketing and support capabilities to successfully compete against these actual and potential competitors in the future. Our inability to compete successfully in any respect or to timely respond to market demands or changes would have a material adverse effect on our business, financial condition and results of operations.

Regulatory Issues

Our businesses and operations are affected by various federal, regional, state, local and foreign laws, rules, regulations and authorities. While to date, our compliance with those requirements has not materially adversely affected our business, financial condition or results of operations, we cannot provide any assurance that existing and new laws and regulations will not materially and adversely affect us in the future. Likewise, as promising as we hope some of the new regulations are for Titan’s business, it is possible that those opportunities may not come to fruition.  At this time we cannot assess the impact that the new stimulus package adopted by Congress in February 2009, the American Recovery and Reinvestment Act, will have on our business and operations or on our competitors.  Nor can we assure results from the National Action Plan for Demand Response or dynamic or real-time rates.

            Regulation of Electricity. Rules and regulations within the electricity markets impact how quickly our projects may be completed, could affect the prices we can charge and the margins we can earn, and impact the various ways in which we are permitted or may choose to do business and, accordingly, our assessments of which potential markets to most aggressively pursue. The policies regarding our distributed generation solutions, safety regulations and air quality or emissions regulations, which vary by state, could affect how we do business. For example, some state environmental agencies may limit the amount of emissions allowed from generators utilized by our customers. We expect the electric industry to continue to undergo changes due to the changing and uncertain regulatory environment.

Regulation of Diesel and Other Engine Generators. In 1996, the Environmental Protection Agency (EPA) introduced new emission standards aimed at non-road mobile diesel engines such as construction and agriculture equipment. Based on the systems’ engine horsepower rating, generators are rated from Tier 1 to 4, with most non-emergency diesel engine generators required to arrive at Tier 4 by 2012. Tier 4 requirements are the most stringent and will most likely increase the expense, lower profitability, and lengthen returns on investment of back-up power and demand reduction solutions.

Management believes that engine design and engineering on the part of the manufacturers will solve many of these problems and that suitable solutions to its business applications will be available and affordable.  At the same time, we believe that this change in emission policy brings significant opportunity for Titan Energy.   We feel that we have alternative equipment technologies that will satisfy Tier 4 standards, technologies which actually offer superior solution such as natural gas engines and smaller units arranged in parallel configurations.  There will also be a greater need for our maintenance and service programs as this will be a requirement of the owners and operators.  And Titan Energy will benefit from the monitoring and validation technologies what will allow for improved operations and compliance with the new regulations.

Research and Development

At this time in our development we have not spent much money or time in research and development of new technologies or services.  However, the markets for our products, services and technology are dynamic, characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The constantly changing nature of these markets and their rapid evolution will require us to continually improve the performance, features and reliability of our products, services and technology, particularly in response to competitive offerings, and to introduce both new and enhanced products, services and technology as quickly as possible and prior to our competitors. We believe our future success will depend, in part, upon our ability expand and enhance the features of our existing products, services and technology and to develop and introduce new products, services and technology designed to meet changing customer needs on a cost-effective and timely basis.

Seasonality

The demand for equipment and service varies from region to region and by season.  In the Midwest, we often experience a dramatic slow-down in orders and completed jobs during the winter months due to ice, snow and cold weather conditions.  In the Southeast, we often see increased business activity during times of storms or hurricanes.  Typically we experience considerably higher revenues in our second and third quarters as compared to our first and fourth quarters.

Corporate Background

We were incorporated in the state of Nevada under the name “Global-Link Enterprises, Inc.” on November 20, 1998.  On April 7, 2000, we changed our name to “MLM World News Today, Inc.”  On August 14, 2002, we changed our name to “Presidential Air Corporation.” On May 2, 2003, our name was changed to “Safe Travel Care, Inc.” In December 2006, we changed our name to “Titan Energy Worldwide, Inc.”

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

Available Information

Our corporate website is located at www.titanenergy.com. On the investor relations section of our website,  we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

We provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases as part of our investor relations website. The contents of and the information on or accessible through our corporate website and our investor relations website is not a part of, and is not incorporated into, this report or any other report or document we file with or furnish to the SEC.

ITEM 2.  Description of Property

We lease office space and warehouses at the following locations:

☐	10315 Grand River Avenue, Suite 302, Brighton, MI 48116 (our executive offices). This is a 1-year lease agreement, at a cost of $600 per month. The expiration date for this lease is September 2010.

☐	6177 Center St., Suite 103, Omaha, NE 68106. This is a 3-year lease agreement, at a cost of $850 per month. This lease expires on February 28, 2011.

☐	6130 Blue Circle Drive, Suite 600, Minnetonka, MN 55343. This is a 5-year lease with a cost of $4,400 per month. The lease expiration date is November 30, 2012.

☐	1451 Northeast 69th Place, Suite 43, Ankeny, IA 50021. This is a 3-year lease at a cost of $700 per month. This lease expires on July 31, 2011.

☐	6967 Washington Avenue South, Edina, MN 55439. This is a 3-year leases at a cost $1211 per month. This lease expires on July 31, 2012.

☐	1881 N. W. 93rd Avenue, Doral, FL 33172. This is a sub lease for 18-months at a cost of $5,157 per month. This lease expires on November 30, 2010.

☐	12 Pottersville Road, Gladstone NJ 07934. This is a 2-year lease at a cost of $2,500 per month. This lease expires on December 31, 2011.

ITEM	3. Legal Proceedings

None.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

 Since August 10, 2007, our common stock has been quoted on the OTC Bulletin Board under the symbol  “TEWI.OB”.  From May 19, 2003 to December 27, 2006, our symbol was “SFTV.OB.”  From December 28, 2006 to August 9, 2007, our symbol was “TEWW.OB.”

The following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Calendar Year 2009
First Quarter	0.1000	0.0500
Second Quarter	0.3500	0.0600
Third Quarter	0.3500	0.1300
Fourth Quarter	0.5200	0.1350
Calendar Year 2008
First Quarter	1.3500	0.7200
Second Quarter	0.7500	0.2200
Third Quarter	0.4000	0.1200
Fourth Quarter	0.1700	0.0650

HOLDERS

We had 20,506,097 shares of our common stock outstanding as of March 24, 2010, held by approximately 286 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDENDS

We have not paid dividends to our stockholders in the last two fiscal years and have no intention to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2009, we issued 500,000 shares of common stock to an investor relations firm for services to be rendered. The aggregate value of the stock was $165,000.  We also issued 746,439 shares of common stock to three individuals as partial settlement of liabilities. The aggregate value of the stock was $178,273. In addition, we partially settled a litigation matter by issuing 200,000 shares of stock with a value of $40,000.

The foregoing shares of stock were issued in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs
October 1 – October 31	0	$0	0	0
November 1 – November 30	0	$0	0	0
December 1 – December 31	0	$0	0	0
Total	0	$0	0	0

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

OUR BUSINESS

We are a provider of onsite power generation, energy management and energy efficiency products and services that are designed to support and improve the performance of the nation’s electrical utility grid. We operate in an area of the overall electrical utility infrastructure called Distributed Generation, whereby we specialize in the deployment of power generation equipment at the consumer’s facility and the integration of that equipment through monitoring and communication systems with the needs of the utility’s electrical grid.  These onsite power generation systems are designed to support a customer’s critical operations during times of power failure and serve as demand response systems that work to reduce energy usage and decrease demand on the electrical grid during peak periods. When managed with the proper intelligent monitoring systems and controls, Distributed Generation offers a vital and significant contribution to the development of the nation’s Smart Grid. We contribute the tools and resources to produce immediate and long-term improvements in the performance and stability in the energy production and transmission segments of the electrical grid and to reduce the need for new power plants.

We believe that key drivers in our market include an ailing power grid, the need and demand for reliable power, legislative mandates for back up and emergency power systems in critical industries and utility-based programs to support the use of onsite power generation during peak load periods. We provide equipment and service to a broad market, including: financial institutions, telecommunication centers, health care facilities, data centers, grocery store chains, manufacturers, gas stations and others.

In 2006, we acquired Stellar Energy, a Minneapolis-based provider of power generation equipment and service. Stellar Energy is now called Titan Energy Systems (‘TES”) and has expanded its number of sales and service offices to include Nebraska, Iowa, North and South Dakota, New York, New Jersey and Connecticut. TES provides our company and its satellite offices with much of its accounting and back office support.

In 2009, we acquired the Industrial and Service Division of RB Grove, a 52-year old power generation provider located in Miami, Florida.  This company is now called Grove Power Inc. (“GPI”) and will be responsible for our expansion throughout the Southeastern United States, the Caribbean and Central America.

In 2009, we acquired a power generation business in New Jersey which gave us purchase orders, backlog and extensive customer and marketing relationships in New York, Connecticut and New Jersey.  This business has been involved in managing several major solar installations as well as electrical generators. This business has been merged into TES.

In 2009, we discontinued the operations of Titan Energy Development, Inc. (“TEDI”).  TEDI was dedicated to producing the Sentry 5000 product.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Sales

Sales for the year ended December 31, 2009 were $10,626,919 compared to $7,883,347 for the year ended December 31, 2008. The reasons for the increase were partially attributable to an increase in sales at our TES subsidiary, which improved from $7,849,509 in the year ended December 31, 2008 to a record level of $8,936,913.  This increase was due to strong equipment sales and a significant increase in sales of our service products.  Another reason for this increase in sales was the inclusion of GPI, which was acquired on June 1, 2009 and contributed $1.7 million in sales during the last seven months of 2009.

Cost of Sales

Cost of sales was $7,750,377 for the year ended December 31, 2009 compared to $5,900,231 for the year ended December 31, 2008. In 2009, we reclassified cost of sales to only include the costs directly related to the equipment or services sold. Management believes that this type of classification is more consistent with reporting made by other companies in our industry. Cost of sales as a percentage of sales was 73% for the year ended December 31, 2009 compared to 75% for the year ended December 31, 2008. The improvement in cost of sales equipment was due to lower material costs compared to 2009. The gross margin on the service contracts was 54.4% compared to 52.1% for the years ended December 31, 2009 and 2008, respectively. We have continued to improve our pricing for our service plans as well as extend the terms of our service contracts which we believe results in higher overall margins on service sales.

Selling and Service Expenses

Sales and services expenses includes all of sales and service personnel, benefits related to these personnel and other costs in support of these functions. The selling and service expenses were $1,397,928 for the year ended December 31, 2009, or 13.1% of sales, compared to $834,207, or 10.5% in sales, for the corresponding period in the prior year. The increase in selling and service expenses is partially attributable to GPI, which accounted for approximately $300,000 of the total selling and service expense. The other area of increase is due to additional support personnel that we added to TES in order to support the growth in that subsidiary. We believe that we now have sufficient support personnel to support our expected growth in the sales and service side of the company for the next couple of years and will not need to add any additional administrative personnel.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facilities and office functions. We believe that these support functions allow us to look at the profitability of each subsidiary on a standalone basis. General and administrative expenses were $945,695 for the year ended December 31, 2009, compared to $744,875 for the year ended December 31, 2008, an increase of $200,820.  The increase was primarily attributable to the acquisition of GPI, which was acquired June 1, 2009 and contributed $165,000 in general and administrative expenses. In addition, our bad debt expense increased by approximately $61,000 due to one major customer that is embroiled in a lawsuit with a third party and has not been able to pay us for work rendered.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the year ended December 31, 2009 was $1,184,823 as compared to $1,339,305 for the year ended December 31, 2008, a decrease of $154,482. The decrease was attributable to lower officers’ compensation, reduced support staff salaries and professional fees excluding the costs related to share-based payments and discontinued operations.

Share-Based Compensation and Payments

This caption represents the costs associated with stock or stock options as a form of payment. These costs are non-cash charges and are based on actual stock price at the time of payment or through the Black-Scholes calculations.

In return for helping us achieve record sales levels and profitability at the subsidiary level, all of our employees received stock options for the first time in 2009. The fair value costs recognized in the year ended December 31, 2009 were approximately $31,000. This cost represents approximately two months of expense as the options were granted on November 12, 2009. We also have granted stock options and stock awards to our legal and investor relations professional associates in 2009. The total expense in the year ended December 31, 2009 was approximately $183,614 compared to approximately $25,317 in the year ended December 31, 2008. We gave larger awards in 2009 and our stock price was considerably higher, resulting in this increase in share-based compensation.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the year ended December 31, 2009 was $170,425 compared to $133,017 in the year ended December 31, 2008. The higher costs are due to the acquisition of GPI and our new sales office in New Jersey.

Other Expenses

Net interest expense for the year ended December 31, 2009 was $86,758 compared to $46,545 for the year ended December 31, 2008. The higher expense was attributable to convertible promissory notes and notes in conjunction with the acquisition of GPI. The convertible promissory notes have warrants attached and therefore, under generally accepted accounting principles (“GAAP”), we allocated a portion of the proceeds to the warrants and account for it as a debt discount. The amortization of debt discount and financing costs for the year ended December 31, 2009 were $110,718 compared to the year ended December 31, 2008 of $12,605. Other expenses include a settlement of a Note Payable through the issuance of common stock and stock options. The excess of the fair value over the Note Payable and accrued interest was an inducement of $163,914.

Discontinued Operations

In 2009, management decided to discontinue the primary business of our TEDI subsidiary which manufactured and marketed a mobile utility system.  This decision was based on management's assessment that the market for this type of product had greatly decreased due to changes in the economy and funding from FEMA kinds of programs as well as the unavailability of company resources that would be required to market this product.  Also in 2009, we were served with a lawsuit that alleged that Titan Energy had violated a confidentiality agreement with another manufacturer for these mobile utility units. Since we had already decided to discontinue these operations and rather than incur the legal and related expenses of going to trial, management agreed to settle the lawsuit without admitting any wrongdoing by us or our management.  The terms of the settlement include that we have given the manufacturer certain inventory, fixed assets and intellectual property related solely to our mobile response unit, and 200,000 shares of common stock that will be restricted for one year.  We have recorded the loss of $187,213 based on the recorded value of the assets and the fair market value of the common stock at settlement date. In addition, we had an impairment of our intangibles, including our customer list and goodwill related to this business and have recorded a non-cash charge of $1,146,087.  For the year ended December 31, 2009, the revenue and net loss of TEDI was $19,825 and $193,505, respectively. In the year ended December 31, 2008, the revenue was $1,401,099 and the net loss was $415,360.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss for the year ended December 31, 2009 of $2,892,125 which includes a non-cash charge for the discontinued operation of TEDI in the amount of $1,331,800.  At December 31, 2009, we had an accumulated deficit of $26,255,606 which includes a charge of $9,767,847 for the early extinguishment of the Series A, B and C Preferred Stock and the issuance of common stock in 2007. In addition, we issued Series D Convertible Preferred Stock with a beneficial conversion feature which resulted in recording a preferred stock dividend of $4,076,646.  The accumulated deficit without these transactions would have been $11,079,313. However, these conditions raise substantial doubt as to our ability to continue as a going concern. We intend to continue to find ways to expand our business through increasing equipment and service sales in existing territories and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are not able to expand our business.

During the year ended December 31, 2009, cash used by continuing operations was $928,532. We used cash for investing activities of $347,410, primarily for the acquisition of GPI and our New Jersey sales office. Cash provided by financing activities was $1,154,544. This included $336,612 of financing provided by the seller and our principal vendor in the acquisition of GPI.

Management believes that it can be cash positive in 2010 based on the formula of earnings before income taxes, depreciation and amortization (“EBITDA”) excluding non-cash share-based compensation and payments. For the year ended December 31, 2009, using continuing operations this formula produces net cash outflow of $651,864 compared to the net cash outflow for the year ended December 31, 2008 of $935,272.  This is an improvement of $283,408, or 30%. We believe that as our business becomes more profitable and we reduce corporate overhead, we can attain our goal of being cash positive.

At December 31, 2009, we had $45,401 in cash and short-term investments. Although our credit facility matures on April 22, 2010, we believe that that this facility can be renewed or replaced based on our strong collateral position with receivables and inventory.  In addition, we believe that, due to our higher stock value and our ability to raise funds, combined with our effort to improve the profitability of our subsidiaries and control our expenses, we will have adequate cash flow to operate our business.

If we make a strategic acquisition, it will be necessary for us to raise additional capital. There can be no assurance that additional private or public financings, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory obsolescence, purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations.

We believe that of all of our significant accounting policies, which are described in Note 1 to our consolidated financial statements contained in  this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We recognize revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.  For equipment sales, we recognize revenue when the equipment has been delivered to the customer and the customer has taken title and risk of the equipment. For service and parts sales, we recognize revenue when the parts have been installed and over the period in which the services are performed.

Intangible Assets

We evaluate intangible assets and other long-lived assets for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. We determined that the intangible assets related to TEDI were impaired in the third quarter of 2009. See Note 2 to the Consolidated Financial Statements.

Income Taxes

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Effective January 1, 2009, we adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2009 and December 31, 2008, we had no unrecognized tax benefits due to uncertain tax positions.

None of our federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However fiscal years 2006 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of December 31, 2009, we had potentially dilutive shares related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive.

Share-Based Compensation

We use the fair value method of accounting for share-based payments. Accordingly, we recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those rewards.  Options or share awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 –  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 . SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

Accounting Standards Updates Not Yet Effective

In October 2009, the FASB issued an update to its revenue recognition standards that (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) replaces references to “fair value” with “selling price” to distinguish from other fair value measurement guidance, (3) provides a hierarchy that entities must use to estimate the selling price, (4) eliminates the use of the residual method for allocation, and  (5) expands the ongoing disclosure requirements.  The new standard is effective for us beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on our financial position and results of operations when it becomes effective in 2011.

Other Accounting Standards Updates which are not effective until after December 31, 2009 are not expected to have a significant effect on our consolidated financial position or results of operations.

ITEM 8.  Financial Statements

TITAN ENERGY WORLDWIDE, INC.
Consolidated Financial Statements and
Report of Independent Registered Public Accounting Firm
December 31, 2009 and 2008

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS
TITAN ENERGY WORLDWIDE, INC.

We have audited the accompanying consolidated balance sheets of Titan Energy Worldwide, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Energy Worldwide, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP
Southfield, MI
March 31, 2010

Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$45,401	$327,166
Accounts receivable less allowance for doubtful accounts of $120,000 and $44,000 , respectively	1,846,125	1,349,105
Inventory, net	881,830	703,941
Other current assets	230,948	161,432
Total current assets	3,004,304	2,541,644
Property and equipment, net	257,985	225,389
Customer and distribution lists, net	774,833	1,134,720
Goodwill	1,184,132	1,599,160
Other assets	20,608	7,302
Total assets	$5,241,862	$5,508,215
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,388,838	$1,007,843
Accrued liabilities	578,549	298,566
Customer deposits and deferred revenue	234,190	3,504
Short- term credit facility	607,558	449,558
Notes payable - current portion	351,048	107,527
Current portion of convertible debt, net of unamortized discount	480,198	-
Total current liabilities	3,640,381	1,866,998
Notes payable, less current portion	19,769	-
Convertible debt, net of unamortized discount	63,958	-
Total long-term debt	83,727
Total liabilities	3,724,108	1,866,998

Commitments and Contingencies
Stockholders’ equity
Preferred Stock Series D: 10,000,000 authorized , $.0001 par value, issued and outstanding 794 and 657 shares, respectively	1	1
Common stock: 1,800,000,000 shares authorized, $.0001 par value, 17,153,495 and 15,732,056 shares issued, respectively	1,716	1,573
Treasury stock, at cost, held 2,740,000 shares of common stock	(1,370,000)	-
Additional paid-in capital	29,141,643	27,003,124
Accumulated deficit	(26,255,606)	(23,363,481)
Total stockholders’ equity	1,517,754	3,641,217
Total liabilities and stockholders’ equity	$5,241,862	$5,508,215

See accompanying notes to consolidated financial statements

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008
Sales of equipment	$7,660,207	$5,764,891
Sales of service and parts	2,966,712	2,118,456
Total sales	10,626,919	7,883,347

Material cost and labor for equipment	6,397,147	4,884,495
Material cost and labor for service and parts	1,353,190	1,015,737
Total cost of sales	7,750,337	5,900,231

Gross profit	2,876,582	1,983,116

Operating Expenses:
Selling and service expenses	1,397,928	834,207
General and administrative expenses	945,695	744,875
Corporate overhead	1,184,823	1,339,305
Share based compensation and payments	183,614	25,317
Depreciation and amortization	170,425	133,017
Total operating expenses	3,882,485	3,076,721

Other Expenses
Interest expense, net	86,758	46,545
Share based inducement to settle a Note Payable	163,914	-
Amortization of debt discount and financing costs	110,718	12,605
Gain on sale of fixed assets	(1,973)	-
Total other expense, net	359,478	59,150

Loss from continuing operations	(1,365,320)	(1,152,756)

Discontinued Operation (Note 2)
Losses from operation of discontinued business, net of tax	(1,339,592)	(571,348)
Losses from settlement of litigation, net of tax	(187,213)	-
Net loss from discontinued business	(1,526,805)	(571,348)

Net loss	(2,892,125)	(1,724,104)
Dividend from beneficial conversion feature on Series D Preferred Stock	-	(593,162)
Net loss available to common shareholders	$(2,892,125)	$(2,317,266)
Weighted average number of shares outstanding	14,617,452	15,558,222
Basic and diluted (loss) per common share from continuing operations	(0.09)	(0.11)
Basic and diluted (loss) per common shares from discontinued operations	(0.11)	(0.04)
Total basic and diluted (loss) per common share	$(0.20)	$(0.15)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008

	Common Stock		Preferred Stock		Treasury shares
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2007	15,398,205	$1,540	417	$1	-	-
Stock issued for conversion of notes	23,962	2
Stock issued for services	265,000	27
Stock issued for compensation	6,667	2
Proceeds from issuance of common stock	38,222	4
Preferred stock issuance			240
Warrants issued with Preferred Series D
Beneficial conversion feature related to Preferred Series D
Cost of issuance of Preferred Series D shares
Net loss for the year
Balance December 31, 2008	15,732,056	1,573	657	1	-	-
Stock issued for conversion of notes	646,439	65
Stock issued for services	575,000	58
Stock issued as part of a legal settlement	200,000	20
Stock option issued in the acquisition of Grove Power
Stock option issued for compensation
Stock options issued for services
Repurchase of common stock with Preferred Series D shares and warrants			137		(2,740,000)	(1,370,000)
Warrants issued with Convertible debt
Warrants issued with 2 year Convertible debt
Net loss for the year
Balance December 31, 2009	17,153,495	$1,716	794	$1	(2,740,000)	$(1,370,000)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008 (Continued)

	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2007	$24,169,118	$(21,046,104)	$3,124,444
Stock issued for conversion of notes	29,966		29,968
Stock issued for services	43,021		43,048
Stock issued for compensation	1,066		1,066
Proceeds from issuance of common stock			4
Preferred stock issuance	1,445,909		1,445,909
Warrants issued with Preferred Series D	741,341		741,341
Beneficial conversion feature related to Preferred Series D	593,162	(593,162)	-
Cost of issuance of Preferred Series D shares	(20,459)		(20,459)
Net loss for the year		(1,724,104)	(1,724,104)
Balance December 31, 2008	27,003,124	(23,363,481)	3,641,217
Stock issued for conversion of notes	155,208		155,273
Stock issued for services	187,311		187,369
Stock issued as part of a legal settlement	39,980		40,000
Stock option issued in the acquisition of Grove Power	32,000		32,000
Stock option issued for compensation	31,383		31,383
Stock options issued for services	96,156		96,156
Repurchase of common stock with Preferred D shares and warrants	1,370,000		-
Warrants issued with Convertible debt	187,822		187,822
Warrants issued with 2 year Convertible debt	38,659		38,659
Net loss for the year		(2,892,125)	(2,892,125)
Balance December 31, 2009	$29,141,643	$(26,255,606)	$1,517,754

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008
	2009	2008
Operating activities:
Net loss	$(2,892,125)	$(1,724,104)
Loss from discontinued operation	(1,339,592)	(571,348)
Loss from settlement of litigation	(187,213)	-
Loss from continuing operations	(1,365,320)	(1,152,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock	31,383	25,367
Depreciation and amortization	220,446	208,164
Amortization of debt discount and financing costs	110,718	12,605
Impairment of intangibles	1,146,087	-
Stock and assets given in a legal settlement	185,713	-
Stock and Stock Options for services	152,231	-
Settlement of debt by issuing stock	163,914	-
Changes in operating assets and liabilities:
Accounts Receivables	(199,059)	(259,260)
Inventory	(89,133)	(105,734)
Other assets	(102,903)	2,836
Accounts payable	(135,815)	125,717
Accrued liabilities	116,463	(505,425)
Customer deposits	203,181	(69,399)
Net cash used in continuing operations	(928,532)	(1,684,755)
Net cash used in discontinued operations	(160,367)	(604,458)
Net cash used in operating activities	(1,088,899)	(2,289,213)
Investing activities:
Purchase of fixed assets	(106,412)	(154,838)
Net assets acquired from R.B. Grove, Inc.	(183,544)	-
Net Asset purchased for the New York sales office	(70,000)	-
Proceeds from sales of fixed assets	12,546	-
Net cash used by continuing operations in investing activities	(347,410)	(154,838)
Financing activities:
Proceeds from issuance of Preferred Series D shares	-	2,166,786
Purchase of common stock warrants	-	(170,000)
Net change short term revolving line of credit, net of costs	148,835	31,887
Proceeds provided by Vendor financing	250,000	-
Proceeds provide by seller financing	86,612	-
Proceeds from issuance of notes payable, net of costs	669,097	-
Net cash provided by continuing operation in financing activities	1,154,544	2,028,653
(Decrease) in cash and cash equivalents	(281,765)	(415,398)
Cash and cash equivalents, beginning of year	327,166	742,564
Cash and cash equivalents, end of year	$45,401	$327,166

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

On July 21, 2006, Safe Travel Care, Inc. entered into an agreement and plan of merger with Titan Energy Development, Inc. (“TEDI”) (“the Merger Agreement”). TEDI is a manufacturer and distributor of emergency on site survival equipment called the Sentry 5000®. In exchange for transferring TEDI to Safe Travel Care, Inc., the TEDI shareholders received stock consideration consisting of 1,000,000 newly issued shares of the Company’s preferred stock (the “Merger”), which were divided proportionately among the TEDI shareholders in accordance with their respective ownership interests in TEDI immediately before the completion of the Merger. The TEDI shareholders also received 1,000,000 shares of the Company’s common stock (“Common Stock”). The Company changed its name to “Titan Energy Worldwide, Inc.” on December 26, 2006. See Note 2, as TEDI was discontinued effective September 30, 2009.

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s preferred stock, plus a Note payable to Stellar shareholders of $823,000. The Stellar shareholders also received 1,000,000 shares of Common Stock. Stellar provides products and services to protect an industry’s critical equipment from power outages, over/under voltage or transient surges and harmonic distortion Stellar is operating as Titan Energy Systems, Inc (“TES”).

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

Effective August 13, 2007, the Company agreed to the conversion of its Series A Preferred Stock into Common Stock according to the formulas set forth in the Certificate of Designation. Each share of Series A Preferred Stock converted 200:1 into shares of Common Stock. In addition, the Company converted the Series B Preferred Stock into Common Stock at $2.00 per share and shares of Series C Preferred Stock into Common Stock at $1.50 per share. The effective date for these transactions was August 13, 2007 and the amount of Common Stock increased by 10,664,508 shares. The price of the Common Stock, based on the five days closing price before the effective date was $1.07. The Series B and Series C stockholders had an option to take a Note due on August 13, 2008 with 11% interest. In total, the Company has issued Notes totaling $159,882. Since these preferred shares were not yet convertible under the original conversion terms, these transactions have been accounted for as an extinguishment of the convertible preferred shares resulting in charges to retained earnings of $9,767,847 in 2007 for the excess of the fair market value of the Common Stock issued over the recorded amount of the preferred stock.

On June 11, 2009, the Company, through its wholly owned subsidiary, Grove Power, Inc., a Florida corporation (“GPI”) acquired certain assets and assumed liabilities of R.B. Grove, Inc.’s Industrial and Service Divisions. The purchase price was effective June 1, 2009. The purchase price consisted of a cash payment of $214,827 and an $86,612 secured promissory note at 8% interest rate due December 11, 2010. The seller also received five year warrants to purchase 200,000 shares of the Company’s common stock at a price of $0.01 per share. The Company determined the fair value of these warrants to be $32,000.

On November 1, 2009, the Company acquired certain assets and assumed liabilities for a sales office in New Jersey. This business has open orders at date of acquisition of approximately $3,000,000. The Company agreed to pay the owner $150,000. This sales office has been consolidated with the Titan Energy Services operations.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2009 and December 31, 2008, the Company had no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

Preferred Stock, Series A, authorized 10,000,000, $.0001 par value
Preferred Stock, Series B, authorized 10,000,000, $.0001 par value
Preferred Stock, Series C, authorized 10,000,000, $.0001 par value

Following is a summary of the Company’s significant accounting policies.

Principles of Consolidation

The financial statements include the accounts of the Company and its 100% owned subsidiaries, TES and GPI. TEDI operations have been classified as a discontinued business.

Reclassifications

In 2009, the Company’s presentation of the Statement of Operations has been changed to be more informative and comparable to companies in our industry. Cost of sales only includes the costs directly related to the equipment or services sold. Sales and services expenses includes all salesmen, service personnel for support, benefits related to these personnel and other costs in support of these functions. General and administrative expenses includes the accounting and management level support directly related our operating subsidiaries, it also includes facility costs and consulting services. Corporate overhead includes the officers of TEWI, accounting and legal fees, investor relations and filing costs associated with being a SEC registrant. Share-based payments include stock options and stock payments to employees and key consultants, which are non-cash charges. Depreciation and amortization includes operating charges against fixed assets and customer and distribution lists. Other Expense, net, primarily consists of interest expense and the amortization of debt discounts and financing fees. Certain items in 2008 have also been reclassified to conform to this presentation.

Basis of Presentation

The accompanying Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. The Company incurred a net loss for the year ended December 31, 2009 of $2,892,125 which includes a non-cash charge for the discontinued operation of TEDI in the amount of $1,331,800. At December 31, 2009, the Company had an accumulated deficit of $26,255,606 which includes a charge of $9,767,847 for the early extinguishment of the Series A, B and C Preferred Stock and issuance of Common Stock in 2007. In addition, the Company issued Series D Convertible Preferred Stock with a beneficial conversion feature which resulted in recording a preferred stock dividend of $4,076,646. The accumulated deficit without these transactions would have been $11,079,313. However, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

•	Management has acquired companies that it believes will provide positive cash flow.
•	Management has been able to raise $680,000 through a convertible debt offering during 2009
•	Management plans to raise additional capital in 2010 through debt or equity offerings.
•	The Company’s loss from operations was reduced by $88,000 as compared to the year ended December 31, 2008. This loss reduction would have been greater by $195,700 excluding non-cash charges.
•	The Company has discontinued the operations of one of its subsidiaries, Titan Energy Development, Inc.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the years ended December 31, 2009, and 2008, the Company has entered into several non-cash transactions in order to provide financing for the Company in order to conserve cash. The table below shows the transactions that occurred during the past two years.

	2009	2008
Stock Options issued to settle a note	$125,000	$-
Stock issued for services	$145,000	$43,028
Stock issued to convert long-term debt	$-	$29,968
Stock issued in settlement of accounts payable	$100,000	$-
Stock warrants issued in the acquisition of R. B. Grove	$32,000	-

Interest payment for the years ended December 31, 2009 and 2008 were $41,022 and $32,417 respectively.

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

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. For equipment sales, the Company recognizes revenue when the equipment has been delivered to the customer and the customer has taken title and risk of the equipment. For service and parts sales, the Company recognizes revenue when the parts have been installed and over the period in which the services are performed.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be a cash equivalent.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents. The Company maintains its cash in well-known banks selected based upon management’s assessment of the bank’s financial stability. Balances may periodically exceed the Federal Deposit Insurance Corporation limit (which is currently $250,000, but will decrease to $100,000 on December 31, 2010); however, the Company has not experienced any losses on deposits.

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

	2008	2007
Furniture and office equipment	$159,316	$153,393
Vehicles	108,380	61,703
Tools and Shop Equipment	125,788	93,647
Rental equipment	97,983	97,983
Accumulated Depreciation	(233,482)	(181,337)
Net Property and Equipment	$257,985	$225,389
Depreciation Expense	$76,306	$62,871

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

The Company evaluates intangible assets and other long-lived assets for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.

Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company determined that the intangible assets related to TEDI were impaired in the third quarter of 2009. See Note 2.

The Company has acquired with each of its acquisitions customer and distribution lists that have been classified as an intangible asset requiring amortization. The Company believes that the useful life of these intangibles range from 5-10 years. The accumulated amortization at December 31, 2009 and December 31, 2008 was $240,858 and $157,237, respectively. The Company expects amortization expense for the next five years as follows: 2010-$126,619; 2011-$126,619; 2012-$126,619; 2013-$126,619; 2014-$111.619.

Advertising Costs

Advertising costs includes trade shows, demo and literature which are expensed as incurred. The advertising costs for the years ended December 31, 2009 and 2008 were $26,623 and $37,477, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled

Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2009 and December 31, 2008 the Company had no unrecognized tax benefits due to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However fiscal years 2006 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of December 31, 2009, the Company had potentially dilutive shares related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

The Company uses the fair value method of accounting for share-based payments. Accordingly, the Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those rewards. Options or share awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

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

Segment Reporting

The Company operated in a single business segment.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 . SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

Accounting Standards Updates Not Yet Effective

The following are new accounting standards and interpretations that may be applicable in the future to the Company.

In October 2009, the FASB issued an update to its revenue recognition standards that (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) replaces references to “fair value” with “selling price” to distinguish from other fair value measurement guidance, (3) provides a hierarchy that entities must use to estimate the selling price, (4) eliminates the use of the residual method for allocation, and (5) expands the ongoing disclosure requirements. The new standard is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s financial position and results of operations when it becomes effective in 2011.

Other Accounting Standards Updates not effective until after December 31, 2009 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – DISCONTINUED OPERATIONS

In 2009, management decided to discontinue the primary business of TEDI subsidiary which was the manufacture and marketing of a mobile utility system.  This was based on management's assessment that the market for this type of product had greatly decreased due to changes in the economy and funding from FEMA kinds of programs as well as the unavailability of resources that would be required to market this product.  Also in 2009, we were served with a lawsuit that alleged that Titan Energy had violated a confidentiality agreement with another manufacturer for these mobile utility units.  Rather than incur the legal and related expenses of going to trial, management agreed to settle the lawsuit without admitting any wrongdoing by us or our management. The terms of the settlement include that the Company has given the manufacturer certain inventory, fixed assets and intellectual property, and 200,000 shares of common stock.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s subsidiary TEDI was dedicated to producing the product that was the subject of this dispute. Based on this settlement and the Company’s decision to no longer be involved in this business, the Company has decided to discontinue the operations of TEDI. The Company has recorded the estimated loss on the settlement based on the recorded value of the assets and the fair market value of the common stock to be approximately $187,213 at December 31, 2009. The settlement agreement was effective as of November 1, 2009.

The Company had reviewed the customer list and goodwill at September 30, 2009 related to the TEDI subsidiary. The Company tests for impairment whenever events occur or circumstances change that would more likely than not reduce the fair value of these assets below its carrying value. When the Company purchased the TEDI subsidiary it had a new product for the emergency response industry. The Company has agreed to a non-compete clause for five years and therefore there is no foreseeable cash flow to justify the fair value of these assets. The Company has taken a non-cash impairment charge on intangible assets of $1,146,087 at September 30, 2009. For the year ended December 31, 2009 the revenue and net loss from the operations of TEDI was $19,825 and $193,505, respectively. In the year ended December 31, 2008 the revenue was $1,401,099 and the net loss from TEDI operations was $415,360. All assets have been written down to fair value and the only remaining assets of TEDI are negligible.

The following table summarizes the carrying amounts at December 31, 2009 and December 31, 2008 of the major classes of assets and liabilities of the Company’s businesses classified as discontinued operations:

	December 31,	December 31,
	2009	2008
Assets
Cash	$745	$259,745
Inventory	-	157,962
Other current assets	-	16,007
Total current assets	745	433,714
Customer list (net of amortization)	-	505,769
Goodwill	-	690,339
Other asset	-	2,172
Total Assets	$745	$1,631,994
Liabilities
Accounts payable	53,082	74,982
Accrued liabilities	5,079	13,796
Total Liabilities	$58,061	$88,778

NOTE 3 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	2009	2008
Parts	$448.618	$376,246
Work in process	223,810	185,172
Finished goods	279,402	197,523
Obsolescence reserve	(70,000)	(55,000)
Total	$881,830	$703,941

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - NOTES PAYABLE

Notes Payable consists of the following at December 31, 2009 and 2008:
	2009	2008
Revolving line of credit, prime plus 2.0% with minimum interest rate of 7.5% and due April 22, 2009	$607,558	$449,558
Promissory note payable, bearing interest at 11% due April 1, 2009	-	103,969
Convertible notes payable, bearing interest at 8% due June to August 2010	580,000	-
Convertible notes payable bearing interest at 10% due November to December 2011	100,000	-
Promissory note payable bearing interest at 6% due May 2, 2010	250,000	-
Secured promissory note interest at 8% due December 11, 2010	86,612	-
Other Loans	34,205	3,558
Less Unamortized Discount	(135,844)	-
Total	1,522,531	557,085
Less current portion	1,438,804	557,085
Long -term Debt	$83,727	$-

The convertible notes payable due in November and December of 2011 were issued with 200,000 detachable warrants to purchase the Company’s common stock at $.25 per share. The proceeds received from these notes were allocated to the promissory note and the warrants at their relative fair values of $61,461 and $38,659, respectively, with the warrant fair value being determined using the Black-Scholes method. The value allocated to the warrants was recorded as a debt discount and will be amortized into interest expense over the life of the promissory notes. The note holders will have the option of converting their notes into common stock based on the principal balance plus accrued interest multiplied by 4.

The convertible notes payable due between June and August, 2010 were issued with 1,160,000 detachable warrants to purchase the Company’s common stock at $.01 per share. The proceeds received from these notes were allocated to the promissory note and the warrants at their relative fair values of $390,839 and $189,161, respectively, with the warrant fair value being determined using the Black-Scholes method. The warrants are exercisable through June and August of 2014. The value allocated to the warrants was recorded as a debt discount and will be amortized into interest expense over the life of the promissory notes. The note holders will have the option of converting their notes into common stock based on the fair value of the common stock and if they elect this option they will receive an additional 10 warrants at $.01 for each $1,000 invested in the note. Included in these notes is a $25,000 note payable to the former CEO of the Company.

The secured promissory note payable was part of the consideration given to the Seller of the RBG assets purchased by Grove Power Inc. (“GPI”). The security for this note is all the assets that were purchased.

On August 5, 2009, a major vendor agreed to exchange $250,000 of accounts payable currently due related to the acquisition of GPI for a promissory note payable due May 2, 2010. This note payable has the personal guaranty of the CEO and President, the former CEO and the COO.

Borrowings under the Revolving Line of Credit are subject to a borrowing base formula consisting of 75% of the accounts receivable balances fewer than 90 days plus 50% of the inventories, up to a maximum of $125,000. The Company was in default on this loan at December 31, 2009 for making intercompany advances to TEWI. The lender reduced the available credit to $823,000 by the amount of the intercompany advances. On February 28, 2010 TEWI repaid the intercompany balance, thereby curing the default.

The Company issued 11% Promissory Notes to former holders of shares of the Company’s Series B Preferred Stock. These Notes were due August 13, 2008 and are not convertible and do not have any warrants. The Company may elect to prepay without penalty. On October 16, 2009, the Company reached a settlement agreement to retire the promissory note and the accrued interest for 646,969 shares of the Company’s common stock and a stock option for 500,000 shares of common stock with a guaranteed value of $.25 per share. The total value of the common shares and options was $280,273. The excess over the promissory note and accrued interest has been expensed as an inducement for the retirement of $163,914.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2009 and 2008:

	2009	2008
Accrued Compensation	$178,245	$115,409
Accrued Interest	34,630	4,355
Accrued Other	366,674	178,802
Total accrued liabilities	$578,549	$298,566

NOTE 6 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:
	2009	2008
Continuing Operations
Income taxes at the statutory rate	$(464,208)	$(593,612)
Valuation Allowance	391,803	358,250
Permanent differences and other	72,405	235,362
Total income taxes of continuing operations	$-	$-
Discontinued Operations
Income taxes at the statutory rate	$(519,114)	$(194,258)
Valuation Allowance	112,415	169,693
Permanent differences and other	406,699	24,566
Total income taxes of discontinued operations	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company’s temporary differences are attributable to the net operating loss carry forward and depreciation and amortization.

The Company has a net operating loss carry forward of approximately $10,000,000.

The Company may offset net operating loss carry forwards against future taxable income through the year 2029. No tax benefit has been reported in the financial statements as the utilization of the tax benefits related to the carry-forward is not assured. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

NOTE 7 – RETIREMENT PLAN

All eligible employees are covered under the Company’s 401(k) pension and profit sharing plan. The Company did not make any contribution to the pension and profit sharing plan for the plan year ended December 31, 2009. For the year ended December 31, 2008, the Company made profit sharing contributions of $29,670.

NOTE 8 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Each Unit was offered at $10,000. The holder of the Convertible Preferred Stock may convert at any time and is required to convert their preferred stock 24 months after issuance, in whole or in part, into shares of Common Stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of Common Stock. Each Class A Warrant and Class B Warrant entitles the holder to purchase three thousand three hundred and thirty-three (3,333) shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Units were offered by the Company on a “reasonable efforts” basis only to “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended), on a minimum of 100 Units ($1,000,000), and a maximum of 1,000 Units ($10,000,000). The offering closed on January 31, 2008. The Company had closings for cash gross proceeds of approximately $6.0 million. Approximately $513,000 of 11% Promissory Notes and accrued interest was converted into the Offering at a 10% discount from the Offering price. Net cash proceeds to the Company were approximately $5.2 million. The proceeds from the closings have been used to retire debt, repurchase stock warrants and fund inventory and operating costs.

The Units offered include warrants and a beneficial conversion feature as the Series D Preferred Stock was convertible and in the money at closing dates. The Company has determined the value of the warrants to be $2,135,434 and the value of Series D Preferred stock to be $3,521,558. The Company has valued the beneficial conversion feature at $4,076,646. This amount is treated as a preferred stock dividend with the amount increasing paid in capital and reducing retained earnings. In the year ended December 31, 2008, the increase in the preferred dividend was $593,162.

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

NOTE 9 – TREASURY SHARES

On June 30, 2009, the Company offered to the common shareholders that were converted in the Series D Convertible Preferred stock offering the opportunity to exchange the common shares received into units of Series D Preferred Stock. A total of 2,740,000 shares of common stock were repurchased for 137 Units of Series D Preferred Stock and 456,621 of detachable Class A Warrants and 456,621 of detachable Class B Warrants. This transaction has been accounted for using the Black–Scholes method to determine the value of the detachable warrants. This method resulted in a cost of the treasury shares of $1,370,000, which is the sum of the value of the Series D Preferred Stock of $1,285,553, and the fair value of the warrants of $84,467.

NOTE 10 – STOCK OPTIONS

The Company issued stock options to employees, consultants and to a note holder in settlement of an outstanding note during 2009. These options were not issued under any plan that required stockholder approval. The Company believes that such stock options align the interest of its employees with the shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at date of grant.  Options granted to consultants have a five year contractual term. The options granted to employees have from a 3 year contractual term to no expiration date, however we would expect that all options will be exercised within 10 years. All options issued are non-qualified options. There are two options totaling 1,500,000 shares that are guaranteeing a minimum value of $0.25 a share and which represent the fair value. For all other options the Company uses the Black-Scholes method to evaluate the options. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at time of grant. Below are the parameters in determining the fair value of these options.

Excepted volatility	90%-142%
Weighted average volatility	135%
Vesting Periods (in years)	0-4
Expected term (in years)	2-5
Expected dividends	0%
Risk free rate	.5%-2.2%

A summary of activity as of December 31, 2009 and changes during the year the year then ended is presented below:

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Weighted	Weighted Average
		Average	Remaining	Grant
		Exercise	Contractual	Date
	Shares	Price	Terms	Fair Value
Outstanding at January 1, 2009	-
Granted	7,055,000	$0.24	9	$1,434,185
Exercised
Forfeited	(10,000)	$0.10
Outstanding at December 31, 2009	7,045,000	$0.24	9	$

As of December 31, 2009, all the options outstanding are non-vested. There is approximately $1.2 million of unrecognized compensation and share based expense arrangements that have been granted. These costs will be recognized over the weighted average period of 2.75 years. At December 31, 2009 the aggregate intrinsic value of the stock options were $1,479,450.

NOTE 11 – COMMON STOCK TRANSACTIONS

In the year ended December 31, 2009, the Company entered into several transactions resulting in issuing common stock. The following is a description of these transactions:

•
The Company issued 200,000 shares as part of the legal settlement with ERBUS. This stock cannot be sold by ERBUS for at least one year as agreed upon in the settlement agreement. The fair value for this stock was $0.20, a fair value of $40,000. This amount was charge to discontinued operations.

•
The Company issued 100,000 shares to a vendor in partial settlement of the account payable outstanding. The fair value of the stock was $0.23, a fair value of $23,000. This amount resulted in a $3,620 charge to discontinued operations. The Company has a payable of $25,000 still outstanding at December 31, 2009 to this vendor.

•
The Company issued 500,000 shares to TEWI’s new investor relations firm. The fair value of the stock was $0.33 per share resulting in a fair value of $165,000. Our contract with the investor relation firm is for a one year. We will amortize the charge over the year period and the charge to expense in 2009 was $39,575.

•
The Company entered into agreement to pay off a note and the accrued interest with the holder through the issuance of common stock and stock options. The Company issued 646,969 shares with a fair value of $0.23 for a total value of $155,000. This amount along with stock option fair value of $125,000 resulted in an inducement of $163,914 that is included in other expenses in 2009.

•
During the third quarter ended September 30, 2009 the Company issued 100,000 shares of common stock to an investor relations firm for services to be provided. The fair value of the common stock on the day it was issued was$0. 29 a share. This fair value of $29,000 was charged to expense in the third quarter.

•
Also, in the third quarter, an investor relations firm returned 125,000 shares of common stock that were issued in July 2008. The issuance of this stock resulted in expense over 2008 and 2009.The stock was returned as the investor relations firm did not perform on its contract which was terminated. The Company has retired this stock and recognized a gain for the fair value of $31,250.

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

NOTE 12 - COMMON STOCK WARRANTS

The total number of warrants issued for the year ended December 31, 2009, and for the year ended December 31, 2008, was 2,517,492 and 1,750,736, respectively. None of the warrants have been exercised this year. During the third quarter, the Company repriced certain warrants to a group of brokers due to the fall in our Company’s stock price and our need to retain these brokers to work with us to complete certain transactions with their clients. The warrants for 345,877 common shares were amended from an exercise price ranging from $0.625 to $1.25 per share to an exercise price of $0.10 per share.  The following table shows the warrants outstanding at December 31, 2009:

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Number of	Exercise	Expiration
Warrants	Price	Date
1,360,000	$0.01	Jun-14
390,127	$0.10	Jun-14
1,172,500	$0.35	Jan-12
200,000	$0.25	Dec-14 - Feb 15
553,800	$0.50	April-July 2012
183,147	$0.63	Jun-12
44,256	$0.63	Jan-13
63,725	$0.75	Sep-10
158,000	$0.75	Dec-12
2,646,411	$1.20	Jan-13
777,135	$1.25	Jan-13
2,646,411	$1.40	Jan-13

NOTE 13 – OPERATING LEASES

The Company leases office space and warehouses. Rent expense for the years ended December 31, 2009 and 2008 was $175,887 and $142,645. Future minimum rental payments required under the non-cancelable operating leases are as follows: 2010 - $266,946; 2011 - $125,744; and 2012 - $79,260.

NOTE 14 – FAIR VALUE

GAAP provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. GAAP also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The fair value measurements are disclosed by level within that hierarchy. The fair value measurements are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the provisions of fair value measurements as of January 1, 2009 for assets and liabilities measured at fair value on a non-recurring basis and as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company will evaluate its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Prepaid Investor Relations	$165,000	$-	$-	$165,000

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – ACQUISITION

On June 11, 2009, the Company, through its wholly owned subsidiary, Grove Power, Inc. (“GPI”) a Florida corporation, entered into an asset purchase agreement with R.B. Grove Inc. (“RBG”). Under this agreement, GPI acquired certain assets and assumed certain liabilities of RBG’s Industrial and Service Departments (collectively referred to herein as the “Business”) effective June 1, 2009. The Business is engaged in the marketing, selling, distribution and servicing of backup and emergency power equipment in the state of Florida and the Caribbean Islands. The fair value of the consideration paid, assets acquired and liabilities assumed at June 1, 2009 were as follows:

June 1, 2009
Fair value of consideration
Cash payment	$214,827
Note payable for 18 months at 8%	86,612
200,000 Common Stock Warrants exercisable at .01 for five years	32,000
Fair value of consideration	$333,439

Fair value of assets acquired
Account receivables	$297,961
Inventory	370,409
Fixed Assets	26,860
Fair value of assets acquired	$695,230

Fair value of liabilities assumed
Accounts payable	$576,685
Accrued liabilities	26,130
Customer Deposits	27,506
Fair value of liabilities assumed	$630,321

Net fair value of assets	$64,909

Excess consideration over fair value of net assets	$268,530
Intangible assets
Fair value of customer list	$90,000
Goodwill	$178,530

The fair value of the customer list was based on the present value of the gross margin on service contracts over the next five years that are renewable, at the customer option, on an annual basis. The fair value was adjusted for estimated lost contracts during the next five years. The goodwill in this transaction is attributable to an educated workforce that has sold this product for many years and the synergies related to TESI controls and procedures. The goodwill is expected to be fully deductible for tax purposes.

The sales and operating income included in the Consolidated Financial Statements since the acquisition date of June 1, 2009 were $1,690,007 and $2,245. The acquisition related costs recorded in Corporate Overhead were approximately $51,000 from continuing operations.

The following unaudited pro forma financial information presents the combined results of the Company and GPI as if the acquisition had occurred on January 1, 2008 and does not include the loss from discontinued operations of $1,526,805 and $571,348 for the year ended December 31, 2009 and 2008, respectively. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition at the beginning of each period. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2009	2008
Revenue	$12,002,201	$11,004,921
Cost of Sales	8,848,881	8,201,589
Gross profit	3,153,320	2,803,332
Selling and service expense	1,553,720	1,229,411
General and administrative expenses	955,508	913,478
Corporate overhead	1,184,823	1,379,015
Sharw base compensation and payments	183,614	25,317
Depreciation and amortization	180,686	133,017
total operating expenses	4,069,351	3,680,238
Loss from Operation	(916,031)	(876,906)
Interest Expense	375,679	93,441
Loss on sale of fixed assets	(1,973)	-
Net from continuing business	(1,289.737)	(970,347)
Preferred dividend from beneficial
Conversion feature on Series D	-	(593,162)
Net loss available to common shareholders	$(1,289,737)	$(1,563,509)
Weighted average number shares	14,617,452	15,558,222
Basic and diluted net loss per shareholder	$(0.09)	$(0.10)

NOTE 16 – SUBSEQUENT EVENT –PROMISSORY NOTES

In January of 2010, the Company has issued $445,000 convertible notes due in January of 2012 which includes 890,000 warrants at $.25 per share. These notes were part of a small private offering the Company made in November 2009. The Company allocated the proceeds to the convertible notes of $233,470 and the unamortized  debt discount of $211,530. The debt will be amortized as additional interest expense over the term of the notes. The note holders have the option of converting their notes into common stock based on the principal balance plus accrued interests multiplied by 4.

NOTE 17 – SUBSEQUENT EVENT - COMMON STOCK

In accordance with our Preferred Series D stock after 24 months a holder could elect to convert it stock to common shares based on the lesser of (i) $1.00 (ii) a price per share equal to the volume weighted average closing price for the twenty trading days prior to a conversion. As of March 24, 2010, a total of 335 Preferred Series D shares have been converted into 5,965,277 common shares. In addition, we have issued common shares of 1,288,287 for the exercise of 1,385,000 warrants in the first quarter through March 30, 2010. These exercises were done on a cashless basis.

The Company has performed a review of events subsequent to the balance sheet date and except for the matters described above in Notes 16 and in this note, no other matters require disclosure.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Age	Position	Position Held Since
Jeffrey W. Flannery	53	Chairman, Chief Executive Officer and Director	Chairman: 2005; CEO: 2005-2007, 2009

Thomas Black	46	Chief Operating Officer, Secretary and Director	2006

James J. Fahrner	58	Chief Financial Officer and Director	2007

A description of our directors’ business experience during the past five years is set forth below.

Jeffrey Flannery, Chairman, CEO and Director, Titan Energy Worldwide, Inc. Mr. Flannery has been the Company’s Chairman since December 15, 2005 and the Company’s Chief Executive Officer since July 2009, when he was appointed to replace John Michael Tastad.  Mr. Flannery previously had served as the Company’s CEO from December 2005 until October 2007.  Mr. Flannery also has served as the Company’s Chief Financial Officer from December 2005 until May 2007.  From 1994 to 2004, Mr. Flannery was the founder and Chief Executive Officer of Enhanced Information Systems, Inc., an online home health care provider for the pharmacy industry, Vice President of Development for IUSA, an information technology company, and Vice President of Corporate Communications for Center For Special Immunology, a public company dedicated to medical treatments for immune disorders. As President of FLC Partners, Inc., an advisory company, Mr. Flannery has provided financial consulting and business development services for many public and private companies.  Mr. Flannery has served on the Boards of the following public companies: Axia Group Inc. (2005-2006) and Interact Holdings Group, Inc. (2005-2006).  Mr. Flannery received his B.A. in Philosophy from the University of California, Los Angeles. The Board believes that Mr. Flannery has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience with several companies that were in the public markets as a start-up venture, and the fact that he provided leadership and strategic direction to the Company as its founder.

Thomas Black, Chief Operating Officer and Director, Titan Energy Worldwide, Inc. Mr. Black has served as a Director of Titan Energy Development Inc. since its inception in 2003 and as President from April 2005 to July 2009.  Mr. Black was Vice President of Sales for DTE Energy Technologies from 2001 to 2003. DTE Energy Technologies is an unregulated subsidiary of DTE Energy whose business was designing, engineering, manufacturing and distributing cogeneration products and services. Mr. Black has over 25 years of experience in co-generation, standby and continuous power systems, complex electrical switches and switching systems. He is experienced in general management, engineering, operations, sales and marketing, and sales training. He has a Bachelors Degree in Industrial Management from Lawrence Technological University. The Board believes that Mr. Black has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 25 years of experience in the power generation business, his leadership qualities and the fact that he has extensive knowledge of the Company and its business.

James Fahrner, Chief Financial Officer and Director, Titan Energy Worldwide, Inc. Mr. Fahrner has been the Chief Financial Officer of the Company since May 2007 and currently works as a consultant.  A seasoned financial executive with 38 years of experience in accounting, audit internal control, cash flow management, purchase accounting, budgeting and forecasting, Mr. Fahrner was Senior Consultant for Callaway Partners from 2006 until his employment with the Company in May 2007. From 2000 to 2006, he was the Controller for DTE Energy Technology. Mr. Fahrner has his B.S. in Mathematics from Eastern Michigan University. He is a Certified Public Accountant, and a member of the AICPA and MACPA organizations. The Board believes that Mr. Fahrner has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 38 years of experience being a financial executive or an auditor for several public companies and his extensive knowledge of accounting and securities and exchange matters as they affect the Company and its business.

Involvement in Certain Legal Proceedings

None.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are not aware of any person who during the year ended December 31, 2009, was a director, officer, or beneficial owner of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

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

ITEM 11.  Executive Compensation

Compensation of Executive Officers

The following table sets forth, for the fiscal years ended December 31, 2009 and 2008, all compensation paid by the Company, including salary, bonuses and certain other compensation, if any, to its Chief Executive Officer and the two most highly compensated executive officers other than the CEO. The executive officers listed in the table below are sometimes referred to as the “named executive officers” in this Form 10-K.

Summary Compensation Table for 2009 and 2008
	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey W. Flannery (1)
Chairman, and	2008	81,000	-	-	-	-	-	27,000	108,000
Chief Executive Officer	2009	-	-	-	87,206			153,000	240,206

John Tastad(2)	2008	180,000	-	-	-	-	-	2,550	182,550
Former President and former Chief Executive Officer	2009	148,392	-	-	-	-	-	15,000	163.392

Thomas Black(3)
COO and Former President	2008	180,000	-	-	-	-	-	3,150	183,150
	2009	183,950	-	-	87,206	-	-	-	271,156

James Fahrner(4)	2008	135,000	-	-	-	-	-	8,585	143,585
Chief Financial Officer	2009	34,688	-	-	87,206		-	71,425	193.319

1)
On July 22, 2009, Mr. Flannery was appointed the Chief Executive Officer, replacing John Michael Tastad.  Mr. Flannery resigned his employment and became a consultant.  The amount under All Other Compensation for 2008 and 2009 represents payment as a consultant.

2)
On July 22, 2009, Mr. Tastad resigned as the Chief Executive Officer of the Company and was appointed President, replacing Thomas Black. On October 30, 2009, Mr. Tastad resigned as President and Director.  All Other Compensation for 2008 represents our matching contribution to the 401(k) plan. The All Other Compensation in 2009 represents a three month consulting contract for the transition period.

3)	All Other Compensation for 2008 represents our matching contribution to the 401(k) plan.
4)
On April 1, 2009, Mr. Fahrner resigned his employment and became consultant to the Company, although he retained his title of Chief Financial Officer. All Other Compensation for 2008 represents our matching contribution to the 401(k) plan and his car allowance of $6,000.  All Other Compensation for 2009 represent payments as a consultant.

Compensation of Directors

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of the Company.

Employment Agreements

The Company has the following employment agreements:

Thomas Black. Mr. Black signed an employment agreement with the Company effective as of January 1, 2007 to serve as the Company’s President and Chief Operating Officer. The employment agreement is for a four-year term, with a base salary of $175,000 for the remainder of 2006 to cover back pay owed to Mr. Black, $175,000 for 2007 and $200,000 for 2008, 2009 and 2010. Mr. Black also shall be entitled to an incentive bonus for fiscal years 2007 and 2008 as determined by the Board of Directors. He also is entitled to stock options pursuant to the Company’s Option Plan, which will be issued as soon as the Company’s new option plan is adopted, as well as a monthly car allowance. His monthly car allowance has never been paid and no amounts are accruing. Mr. Black is not entitled to any payments in the event of a change of control of the Company.

 The Company does not have an employment agreement with its CEO and Chairman, Jeffrey Flannery and its Chief Financial Officer, James Fahrner.

Confidentiality Agreements

None.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 24, 2010, information concerning ownership of our securities by

☐	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;
☐	Each director;
☐	Each named executive officer; and
☐	All directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes any shares which the person has the right to acquire within 60 days through the exercise of any stock option, warrant or other right.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Number		Percent (2)
Jeffrey W. Flannery, Chairman	2.900,650		14.15%
Thomas Black, President and Chief Operating Officer	1,610,172		7.85%
James J. Fahrner, Chief Financial Officer	242,401	(3)	1.18%
All directors and executive officers as a group (three persons)	4,753,223		23.17%

John M. Tastad	3,091,000		15.07%
Wholesale Realtors Supply	2,499,900	(4)	11.62%
Carl Rountree	2,479,232	(5)	11.71%
Eckhart Grohmann Revocable Trust of 1985	2,390,738	(6)	11.29%

1)
Unless otherwise indicated, the address for each of these stockholders is c/o Titan Energy Worldwide, Inc., 10315 Grand River Avenue, Suite 320, Brighton, MI 48116. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.

2)	Based on 20,506,907 shares of common stock outstanding as of March 24, 2010.

3)
Mr. Fahrner  was a the holder of 1 unit from the Company’s Private Offering, consisting of one share of Series D Preferred Stock; one Class A warrant to purchase 3,333 shares at $1.20 exercise price; and one Class B warrant to purchase 3,333 shares at $1.40 exercise price. The Series D Preferred Stock has a 10,000-to-1 conversion ratio into shares of Common Stock. The Class A and Class B Warrants are immediately exercisable.  Mr. Fahrner converted his Preferred D shares into 19,957 shares of common stock. The figure above also reflects 6,666 shares of common stock in the ownership figure even though none of the warrants have been exercised.

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

5)
Carl Rountree is the holder of 100 units from the Company’s Private Offering, consisting of an aggregate of 100 shares of Series D Preferred Stock; 100 Class A warrants, each to purchase 3,333 shares at a $1.20 exercise price; and 100 Class B warrants, each to purchase 3,333 shares at a $1.40 exercise price. The Series D Preferred Stock has a 10,000-to-1 conversion ratio into shares of Common Stock. The Class A and Class B Warrants are immediately exercisable.  Mr. Rountree has converted his Preferred D shares into 1,812,632 shares of common stock. The figure above also reflects 666,600 shares of common stock in the ownership figure, even though none of the warrants have been exercised. The address for Mr. Rountree is c/o APS Financial, 1301 Capital of Texas, Suite B-220, Austin, TX 78746.

6)
Eckhart Grohmann Revocable Trust of 1985 is the holder of an aggregate of 100 units from the Company’s Private Offering, consisting of an aggregate of 100 shares of Series D Preferred Stock; 100 Class A warrants, each to purchase 3,333 shares at a $1.20 exercise price; and 100 Class B warrants, each to purchase 3,333 shares at a $1.40 exercise price. The Series D Preferred Stock has a 10,000-to-1 conversion ratio into shares of Common Stock. The Class A and Class B Warrants are immediately exercisable.  The Trust has converted its Preferred D shares into 1,724,737 shares of common stock.  The Series D Preferred Stock votes on an as-converted basis. The figure above also reflects 666,600 shares of common stock in the ownership figure, even though none of the warrants have been exercised. The address for the Trust is 6990 No. Barnett Lane, Milwaukee, WI 53217.

Change in Control Arrangements

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  Certain Relationships and Related Transactions.

None.

Promoters and Control Persons

Not applicable.

Parents

None.

ITEM 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements and reviews of quarterly financial statements included in Form 10Qs and 10Q-SBs for the years ended December 31, 2009 and 2008 were $46,000 and $41,000, respectively.

Audit-Related Fees

The aggregate fees billed by UHY LLP for professional services rendered for the audit of proposed acquisition candidates for the fiscal years ended December 31, 2009 and 2008 were $25,910 and $43,000, respectively.

Tax Fees

There were no fees billed by UHY LLP for tax related fees in the last two fiscal years.

All Other Fees

There were no other fees in 2009. In 2008, the other fees billed by UHY LLP were $3,000 for review of the draft of a Registration Statement on Form S-1.

UHY LLP leases all of its personnel, who work under the control of UHY LLP partners, from wholly owned subsidiaries of UHY Advisors, Inc., in an alternative practice structure.

ITEM 15.    Exhibits

Exhibit No.	Identification of Exhibit

3.1*	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on December 26, 2006.

3.2*	Bylaws

4.1*	Certificate of Designation establishing our Series D Preferred Stock filed February 26, 2008

10.1*	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006

10.2*	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006

10.3*	Employment Agreement dated January 1, 2007 between Titan and Thomas Black

10.4*	Employment Agreement dated May 1, 2007 between Titan and James Fahrner

14*	Code of Ethics

21**	Subsidiaries

23.1**	Consent of UHY LLP

31.1**	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN ENERGY WORLDWIDE, INC.

Dated: March 31, 2010	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Fahrner	Chief Financial Officer (Principal Financial Officer) and Director	March 31, 2010
James J. Fahrner

/s/ Jeffrey W. Flannery	Chief Executive Officer (Principal Executive Officer), Chairman and Director	March 31, 2010
Jeffrey W. Flannery

/s/ Thomas R. Black	Chief Operating Officer and Director	March 31, 2010
Thomas R. Black

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

3.1*	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on December 26, 2006.

3.2*	Bylaws

4.1*	Certificate of Designation establishing our Series D Preferred Stock filed February 26, 2008

10.1*	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006

10.2*	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006

10.3*	Employment Agreement dated January 1, 2007 between Titan and Thomas Black

10.4*	Employment Agreement dated May 1, 2007 between Titan and James Fahrner

14*	Code of Ethics

21**	Subsidiaries

23.1**	Consent of UHY LLP

31.1**	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.