Form 10-Q
period 2010-03-31
Titan Energy Worldwide, Inc.
filed 2010-05-17
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-26139

Titan Energy Worldwide, Inc.

Nevada	26-0063012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 10, 2010, the issuer had 24,744,070 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

ITEM 1.  Financial Statements

Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEETS
	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$408,635	$45,401
Accounts receivable less allowance for doubtful accounts of $126,934 and $44,000, respectively	2,116,208	1,846,125
Inventory, net	720,463	881,830
Other current assets	213,514	230,948
Total current assets	3,458,820	3,004,304
Property and equipment, net	261,361	257,985
Intangibles, net	798,178	774,833
Goodwill	1,195,803	1,184,132
Other assets	81,316	20,608
Total assets	$5,795,478	$5,241,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,447,993	$1,388,838
Accrued liabilities	665,528	578,549
Customer deposits and deferred revenue	158,476	234,190
Short- term credit facility	822,558	607,558
Notes payable - current portion	351,645	351,048
Current portion of convertible debt, net of unamortized discount	479,168	480,198
Total current liabilities	3,925,368	3,640,381
Notes payable, less current portion	15,666	19,769
Convertible debt, net of unamortized discount	101,806	63,958
Total long-term debt	117,472	83,727
Total liabilities	4,042,840	3,724,108
Commitments and Contingencies
Stockholders’ equity
Preferred Stock Series D: 10,000,000 authorized, $.0001 par value, issued and outstanding 462 and 794 shares, respectively	1	1
Common stock: 1,800,000,000 shares authorized, $.0001 par value, 24,392,861 and 17,153,495 shares issued, respectively	2,439	1,716
Treasury stock, at cost, held 2,000,000 and 2,740,000 shares of common stock, respectively	(1,000,000)	(1,370,000)
Additional paid-in capital	29,559,726	29,141,643
Accumulated deficit	(26,809,528)	(26,255,606)
Total stockholders’ equity	1,752,638	1,517,754
Total liabilities and stockholders’ equity	$5,795,478	$5,241,862

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
	2010	2009
Sales of equipment	$2,112,484	$1,101,274
Sales of service and parts	904,553	586,032
Total sales	3,017,037	1,687,306
Material cost and labor for equipment	1,670,813	948,860
Material cost and labor for service and parts	408,160	247,371
Total cost of sales	2,078,973	1,196,231
Gross profit	938,064	491,075
Operating Expenses:
Selling and service expenses	474,249	244,306
General and administrative expenses	281,035	178,096
Corporate overhead	280,645	286,377
Share based compensation and payments	217,582	9,375
Depreciation and amortization	57,495	37,424
Total operating expenses	1,311,006	755,578
Other Expenses
Interest expense, net	45,541	13,129
Amortization of debt discount and financing costs	138,147	981
Gain on sale of fixed assets	(2,708)	(2,286)
Total other expense, net	180,980	11,824
Loss from continuing operations	(553,922)	(276,327)
Discontinued Operation (Note 12)
Losses from operation of discontinued business, net of tax	-	(60,589)
Net loss	$(553,922)	$(336,916)
Basic and diluted weighted average number of shares outstanding	15,808,117	15,732,056
Basic and diluted (loss) per common share from continuing operations	$(0.04)	$(0.02)
Basic and diluted (loss) per common share from discontinued operations	-	(0.00)
Total basic and diluted (loss) per common share	$(0.04)	$(0.02)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
Operating activities:	2010	2009
Net loss	$(553,922)	$(336,916)
Loss from discontinued operation	-	(60,589)
Loss from continuing operations	(553,922)	(276,327)
Adjustments to reconcile net loss to net cash from operating activities:
Compensation paid by issuance of stock options	116,479	-
Depreciation and amortization	57,495	50,164
Amortization of debt discount and financing costs	138,147	981
Stock and stock options for services	101,103	-
Changes in operating assets and liabilities:
Accounts receivable	(270,084)	90,860
Inventory	161,368	185,007
Other assets	(23,365)	52,027
Accounts payable	59,155	(238,659)
Accrued liabilities	76,479	(67,705)
Customer deposits	(75,715)	1,882
Net cash used in continuing operations	(212,860)	(254,416)
Net cash used in discontinued operation	-	(7,943)
Net cash used in operating activities	(212,860)	(262,359)
Investing activities:
Purchase of fixed assets	(27,789)	(11,075)
Net asset acquired for the New York sales office	(52,000)	-
Proceeds from sales of fixed assets	3,000	-
Net cash used in investing activities	(76,789)	(11,075)
Financing activities:
Cost associated with conversion of Preferred Stock	(1,613)	-
Net change in short term revolving line of credit	215,000	50,000
Proceeds provided by issuance of convertible debt	460,000	-
Payment of notes payable	(3,505)	(2,212)
Payment of financing costs	(17,000)	-
Net cash provided by financing activities	652,882	47,788
Increase (decrease) in cash and cash equivalents	363,234	(225,646)
Cash and cash equivalents, beginning of year	45,401	327,166
Cash and cash equivalents, end of year	$408,635	$101,520

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the “Company”) was incorporated on December 28, 2006, in the state of Nevada.

On August 10, 2007, the Company changed its trading symbol to “TEWI.OB,” and is currently trading on the OTCBB.

On June 11, 2009, the Company through its wholly owned subsidiary, Grove Power, Inc., a Florida corporation, (“GPI”) acquired certain assets and assumed certain liabilities of R.B. Grove, Inc.’s (“RBG”) Industrial and Service Divisions. The purchase was effective as of June 1, 2009. The purchase price consisted of a cash payment of $214,827 and an $86,612 secured promissory note at 8% due in 18 months. The seller also received five year warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The Company determined the fair value of these warrants to be $32,000.

On November 1, 2009, the Company acquired certain assets and assumed certain liabilities for a sales office in New Jersey. This business had open orders at the date of acquisition of approximately $3,000,000, which the Company assumed by agreeing to pay the owner $150,000. This sales office has been consolidated with the operations of our subsidiary, Titan Energy Services, Inc. (“TES”).

On January 1, 2010, the Company acquired the stock of Sustainable Solutions, Inc. (“SSI”) a company that performs energy audits, consulting and management services.  The purchase price for this business was a stock option to purchase 200,000 shares of common stock at a strike price of $0.50. We used the Black-Scholes method to value the stock options of this acquisition at $71,671. The asset of the business is a contract with a major utility company to perform energy assessments for the three-year period from 2010 through 2012. The Company assigned an intangible value for this contract of $60,000, to be amortized over the contract life.

At March 31, 2010 and December 31, 2009, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

Preferred Stock, Series A, authorized 10,000,000, $.0001 par value

Preferred Stock, Series B, authorized 10,000,000, $.0001 par value

Preferred Stock, Series C, authorized 10,000,000, $.0001 par value

Following is a summary of the Company’s significant accounting policies.

Principles of Consolidation

The financial statements include the accounts of the Company and its 100% owned subsidiaries, TES, GPI and SSI.  TEDI operations have been classified as a discontinued business.

Reclassifications

For the period ended March 31, 2010, the Company’s presentation of the Statement of Operations for all periods presented has been changed to be more informative and comparable to companies in our industry. Cost of sales only includes the costs directly related to the equipment or services sold. Sales and services expenses includes all salesmen, service personnel for support, benefits related  to these personnel and other costs in support of these functions.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

General and administrative expenses include the accounting and management level support directly related to our operating subsidiaries, including facility costs and consulting services.  Corporate overhead includes the compensation to the officers of TEWI, accounting and legal fees, fees for investor relations and filing costs associated with being a SEC registrant. Share based payments include stock options and stock payments to employees and key consultants, which are non-cash charges.  Depreciation and amortization include operating charges against fixed assets and intangibles. Net Other Expense primarily consists of interest expense and the amortization of debt discounts and financing fees.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered for fair presentation have been included. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year end December 31, 2009 included in our Annual Report on Form 10-K filed with SEC on March 31, 2010. Additionally, our operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010 or for any other period.

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. The Company incurred a net loss for the three months ended March 31, 2010 of $553,922. At March 31, 2010, the Company had an accumulated deficit of $26,809,528 which includes non cash charges of $15,176,259 for the early extinguishment of Series A, B and C Preferred Stock in 2007, the issuance of Series D Preferred Stock with a beneficial conversion feature and the write-off of intangible assets related to discontinued operations.  The accumulated deficit without these transactions is $11,633,269.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

Management measures operating performance by excluding share-based compensation and amortization of intangibles from EBITDA. On this basis, the Company’s adjusted operating loss was $118,805 for the quarter ended March 31, 2010 compared to $235,473 for the same quarter in 2009, an improvement of $116,668;
Management has acquired companies that it believes will provide positive cash flow;
Management has been able to raise $460,000 through a convertible debt offering in the first quarter;
Management is in the process of renewing its credit facility; and
Management plans to raise additional capital in 2010 through equity or debt offerings.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three months ended March 31, 2010 and 2009, the Company has entered into several non-cash transactions in order to provide financing for the Company in order to conserve cash. The table below shows the transactions that occurred during the periods presented.

	2010	2009
Common stock issued for conversion of Series D Preferred Stock	$2,695,807	$-
Stock issued for conversion of convertible debt	$47,507	$-
Common stock issued for net share exercise of warrants	$189,161	$-
Stock options issued for the purchase of SSI	$71,671	$-

Interest payments for the three months ending March 31, 2010 and 2009 were $15,552 and $10,765 respectively.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents. The Company maintains its cash in well-known banks selected based upon management’s assessment of the bank’s financial stability. Balances may periodically exceed the Federal Deposit Insurance Corporation limit (which is currently $250,000 but will decrease to $100,000 on December 31, 2013); however, the Company has not experienced any losses on deposits.

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

Income Taxes

The Company accounts for income taxes under the asset and liability whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of March 31, 2010 and December 31, 2009, the Company had no unrecognized tax benefits due to uncertain tax positions.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of March 31, 2010 and December 31, 2009, there were no amounts that had been accrued with respect to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However fiscal years 2006 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. For the periods ended March 31, 2010 and 2009, the Company had potentially dilutive shares related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive.

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

Segment Reporting and Significant Customer

The Company operated in a single business segment. The Company has one customer that purchased generators and parts during the three months ended March 31, 2010 and 2009 in the amounts of $538,393 and $32,311, which represents 18% and 2% of revenues, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 –  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 . SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

SFAS No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued.  SFAS Nos. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	March 31,	December 31,
	2010	2009
Parts	$457,490	$448,618
Work in process	97,618	223,810
Finished goods	235,355	279,402
Obsolescence reserve	(70,000)	(70,000)
Total	$720,463	$881,830

NOTE 3 - NOTES PAYABLE

Notes Payable consists of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Revolving line of credit, prime plus 2.0% with minimum interest rate of 7.5% and due June 21, 2010	$822,558	$607,558
Convertible notes payable, bearing interest at 8%, due June to August 2010	530,000	580,000
Convertible notes payable, bearing interest at 10%, due November to March 2012	560,000	100,000
Promissory note payable, bearing interest at 6%, due May 31, 2010	250,000	250,000
Secured promissory note payable, bearing interest at 8%, due December 11, 2010	86,612	86,612
Other Loans	30,700	34,205
Less Unamortized Discount	(509,027)	(135,844)
Total	1,770,843	1,522,531
Less current portion	1,653,371	1,438,804
Long -term Debt	$117,472	$83,727

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

The convertible notes payable due in November to March of 2012 were issued with 1,120,000 detachable warrants to purchase the Company’s common stock at $.25 per share.  The proceeds received from these notes were allocated to the promissory note and the warrants at their relative fair values of $301,418 and $258,582, respectively, with the warrant fair value being determined using the Black-Scholes method.  The value allocated to the warrants was recorded as a debt discount and will be amortized into interest expense over the life of the promissory notes.  The note holders will have the option of converting their notes into common stock based on the principal balance plus accrued interest multiplied by 4. This beneficial conversion feature has intrinsic value of $297,430, is recorded as a discount on the debt, and will be amortized to expense over the life of the debt.

The convertible notes payable due between June and August, 2010 were issued with 1,160,000 detachable warrants to purchase the Company’s common stock at $.01 per share.  The proceeds received from these notes were allocated to the promissory note and the warrants at their relative fair values of $390,839 and $189,161, respectively, with the warrant fair value being determined using the Black-Scholes method.  The warrants are exercisable through June and August of 2014. The value allocated to the warrants was recorded as a debt discount and will be amortized into interest expense over the life of the promissory notes. The note holders will have the option of converting their notes into common stock based on the fair value of the common stock and if they elect this option they will receive an additional 10 warrants at $.01 for each $1,000 invested in the note.  Included in these notes is a $25,000 note payable to the former CEO of the Company. In the first quarter of 2010, $50,000 of the notes were converted to 82,620 shares of common stock, with stock warrants for 500,000 shares of common stock at a strike price of $.01 per share.

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

Borrowings under the Revolving Line of Credit are subject to a borrowing base formula consisting of 75% of the accounts receivable for balances under 90 days plus 50% of the inventories, up to a maximum of $125,000.  This line matured on April 22, 2010. The Company executed a two-month extension on its credit facility in order to complete the application and documents to extend this credit facility for another 12 months.  It is anticipated that the interest rate borrowing formula will be similar to those described above for the current facility.

On October 16, 2009, the Company reached a settlement agreement to retire the 11% Promissory Note and the accrued interest for 646,969 shares of common stock and stock option for 500,000 shares of common stock with a guaranteed value of $0.25 per share. The total value of the common shares and options were $280,273. The excess over the 11% Promissory Note and accrued interest has been expensed as an inducement for the retirement of $163,914.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Accrued Compensation	$185,880	$178,245
Accrued Interest	61,474	34,630
Accrued Other	418,174	365,674
Total accrued liabilities	$665,528	$578,549

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 5 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the three months ended March 31:

Continuing Operations	2010	2009
Income taxes at the statutory rate	$(188,334)	$(93,951)
Valuation Allowance	61,588	86,565
Permanent differences and other	124,746	7,386
Total income taxes continuing operations	$-	$-
Discontinued Operations
Income taxes at the statutory rate	$-	$(20,600)
Valuation Allowance	-	14,942
Permanent differences and other	-	5,658
Total income taxes discontinued operations	$-	$-

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

NOTE 6 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Each Unit was offered at $10,000. The holder of the Series D Preferred Stock may convert, at any time and is required to convert their preferred stock 24 months after issuance, in whole or in part, into shares of Common Stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of Common Stock. Each Class A Warrant and Class B Warrant entitles the holder to purchase three thousand three hundred and thirty-three (3,333) shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

In the three months ended March 31 2010, investors holding the Series D Preferred Stock elected to convert their holdings into Common Stock using the Volume Weighted Average Price “VWAP” formula as provided for in the offering documents. A total of 338 shares of Series D Preferred Stock elected to convert into common stock receiving an aggregate of 6,161,355 shares of common stock. The weighted average price per share was $0.55. In addition, the Class A and Class B warrants were repriced based on conversion price times 120% and 140%, respectively.

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

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 7 – TREASURY SHARES

On June 30, 2009, the Company offered to the common shareholders that were converted in the Series D Preferred Stock offering the opportunity to exchange the common shares received into units of Series D Preferred Stock. A total of 2,740,000 shares of common stock were repurchased for 137 Units of Series D Preferred Stock and 456,621 detachable Class A Warrants and 456,621 detachable Class B Warrants. This transaction has been accounted for using the Black–Scholes method to determine the value of the Series D Preferred Stock and the detachable warrants. This method resulted in a cost of the treasury shares of $1,370,000, which is the sum of the value of the Series D Preferred Stock of $1,285,553, and the fair value of the warrants of $84,467.

In the first quarter of 2010, 37 shares of Series D Preferred Stock were converted and are included in the amount under Note 6. The conversion resulted in the re-issuance of 727,449 shares of common stock out of treasury.

NOTE 8 – COMMON STOCK TRANSACTIONS

In the three months ended March 31, 2010, the Company issued common stock for the following transactions:

•	The Company issued 6,161,355 shares of common stock for the conversion of the Series D Preferred Stock as described in Note 6 above.

•
The Company’s warrant holders elected to exercise warrants totaling 1,850,109 at prices ranging from $.01 to $.35 per share. Most of the exercises were done on a net share basis resulting in actual common stock issuance of 1,736,780 shares.

•	Debt holders also converted $50,000 of Convertible Notes due in June 2010, plus the accrued interest, into 86,240 shares of common stock.

In the year ended December 31, 2009, the Company entered into several transactions resulting in the issuance of common stock. The following is a description of these transactions:

•
The Company issued 200,000 shares as part of the legal settlement with ERBUS. This stock cannot be sold by ERBUS for at least one year as agreed upon in the settlement agreement. The fair value for this stock was $0.20, a fair value of $40,000. This amount was charged to discontinued operations.

•
The Company issued 100,000 shares to a vendor in partial settlement of the account payable outstanding. The fair value of the stock was $0.23, a fair value of $23,000. This amount resulted in a $3,620 charge to discontinued operations. The Company has a payable of $25,000 still outstanding at December 31, 2009 to this vendor.

•
The Company issued 500,000 shares to TEWI’s new investor relations firm. The fair value of the stock was $0.33 per share resulting in a fair value of $165,000. Our contract with the investor relation firm is for a one year. We will amortize the charge over the one-year period.  Expense for this contract in 2009 was $39,575.

•
The Company entered into agreement to pay off a note and the accrued interest with the holder through the issuance of common stock and stock options. The Company issued 646,969 shares with a fair value of $0.23 for a total value of $155,000. This amount along with stock option fair value of $125,000 resulted in an inducement of $163,914 that is included in other expenses in 2009.

•
During the quarter ended September 30, 2009, the Company issued 100,000 shares of common stock to an investor relations firm for services to be provided. The fair value of the common stock on the day it was issued was $0.29 a share. This fair value of $29,000 was charged to expense in the third quarter.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

•
Also in the third quarter, an investor relations firm returned 125,000 shares of common stock that were issued in July 2008. The issuance of this stock resulted in expense over 2008 and 2009.The stock was returned as the investor relations firm did not perform on its contract which was terminated. The Company has retired this stock and recognized a gain for the fair value of $31,250.

NOTE 9 – STOCK OPTIONS

In the quarter ended March 31, 2010, the Company issued 200,000 stock options for the purchase of SSI. These options vest over four years and the value using the Black-Scholes method was $71,671.

The Company issued stock options to employees, consultants and to a note holder in settlement of an outstanding note during 2009. These options were not issued under any plan that required stockholder approval. The Company believes that such stock options align the interest of its employees with the shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company common stock at date of grant.  Options granted to consultants have a five year contractual term. The option granted to employees have from a 3 year contractual term to no expiration date, however we would expect that all options will be exercised within 10 years. All options issued are non-qualified options. There are two options totaling 1,500,000 shares that are guaranteeing a minimum value of $0.25 a share and which represent the fair value. For all other options the Company uses the Black-Scholes method to evaluate the options. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at time of grant. Below are the parameters in determining the fair value of these options.

Excepted Volatility	90%-142%
Weighted average volatility	135%
Vesting Periods (in years)	0-4
Expected term (in years)	2-5
Expected dividends	0%
Risk free rate	.5%-2.2%

A summary of activity as of March 31, 2010 and changes during the three month period then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Grant
		Exercise	Contractual	Date
	Shares	Price	Terms	Fair Value
Outstanding at January 1, 2010	7,045,000	$0.24	9	$1,433,785
Granted	200,000	$0.50	4	71,671
Exercised
Forfeited
Outstanding at March 31, 2010	7,245,000	$0.25	9	1,505,456

As of March 31, 2010, all the options outstanding are non-vested. There is approximately $1.0 million of unrecognized compensation and share-based expense arrangements which will be charged to expense over the vesting period. These costs will be recognized over the weighted average period of 2.75 years. At March 31, 2010, the aggregate intrinsic value was $2,535,750.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 10 - COMMON STOCK WARRANTS

The total number of warrants issued for the three months ended March 31, 2010 was 1,469,000. There were no warrants issued for the period ended March 31, 2009. In the three months ended March 31, 2010 1,859,109 warrants were exercised. Also in the quarter ended March 31, 2010, due to the conversion of Series D Preferred Stock the detachable warrants are required to be repriced based on the conversion price. The Class A and Class B warrant exercise price would be 120% and 140%, respectively, above the conversion price.  The following table shows the warrants outstanding at March 31, 2010:

Number of	Exercise	Expiration
Warrants	Price	Date
249,000	$0.01	Jun-14
325,018	$0.10	Jun-14
1,047,500	$0.35	Jan-12
1,120,000	$0.25	Dec-14 -Mar 15
553,800	$0.50	April-July 2012
373,298	$0.61	Jan-13
183,147	$0.63	Jun-12
44,256	$0.63	Jan-13
16,665	$0.65	Jan-13
333,300	$0.66	Jan-13
9,999	$0.67	Jan-13
358,299	$0.70	Jan-13
373,298	$0.71	Jan-13
63,725	$0.75	Sep-10
158,000	$0.75	Dec-12
33,331	$0.76	Jan-13
333,300	$0.77	Jan-13
9,999	$0.78	Jan-13
358,299	$0.81	Jan-13
16,665	$0.83	Jan-13
16,666	$0.89	Jan-13
16,665	$0.97	Jan-13
1,521,519	$1.20	Jan-13
2,189,790	$1.25	Jan-13
1,521,519	$1.40	Jan-13

NOTE 11 – ACQUISITION

On June 11, 2009, the Company, through its wholly owned subsidiary, Grove Power, Inc. (“GPI”) a Florida corporation, entered into an asset purchase agreement with R.B. Grove, Inc. (“RBG”). Under this agreement, GPI acquired certain assets and assumed certain liabilities of RBG’s Industrial and Service Departments (collectively referred to herein as the “Business”) effective June 1, 2009. The Business is engaged in the marketing, selling, distribution and servicing of backup and emergency power equipment in the state of Florida and the Caribbean Islands. The fair value of the consideration paid, assets acquired and liabilities assumed at June 1, 2009 were as follows:

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
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

The sales and operating earnings included in the Consolidated Financial Statements since the acquisition date of June 1, 2009, for the three months ended March 31, 2010 were $740,565 and $31,173. The sales and operating included in the financial statements for the year ended December 31, 2009 were $1,690,007 and $2,245. The acquisition related costs recorded in Corporate Overhead in the year ended December 31, 2009 were approximately $51,000.

The following unaudited pro forma financial information presents the combined results of the Company and GPI as if the acquisition had occurred on January 1, 2009. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition at the beginning of 2009. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

The unaudited pro forma financial information for the three months ended March 31, 2009 was as follows:

Revenue	$2,631,688
Cost of Sales	1,880,755
Gross profit	750,933
Selling and service expense	411,481
General and administrative expenses	181,435
Corporate overhead	286,377
Share based compensation and payments	9,375
Depreciation and amortization	43,581
Total operating expenses	932,249
Loss from Operation	(181,316)
Interest Expense	23,893
Gain on sale of fixed assets	(2,286)
Net loss from continuing business	$(202,923)
Weighted average number shares	15,732,056
Basic and diluted net loss per shareholder	$(0.01)

NOTE 12 – DISCONTINUED OPERATION

In 2009, management decided to discontinue the primary business of our TEDI subsidiary which manufactured and marketed a mobile utility system.  This decision was based on management's assessment that the market for this type of product had greatly decreased due to changes in the economy and funding from FEMA-type programs as well as the unavailability of company resources that would be required to market this product.  Also in 2009, we were served with a lawsuit that alleged that Titan Energy had violated a confidentiality agreement with another manufacturer for these mobile utility units. Since we had already decided to discontinue these operations and rather than incur the legal and related expenses of going to trial, management agreed to settle the lawsuit without admitting any wrongdoing by us or our management.

The Company has recorded the loss on the settlement based on the recorded value of the assets and the fair market value of the common stock to be approximately $187,213 at December 31, 2009. The settlement agreement was effective as of November 1, 2009. In conjunction with the decision to discontinue this business, the Company took non-cash impairment charge on intangible assets of $1,146,087 at September 30, 2009. For the three months ended March 31, 2009 the revenue and net loss from the operations of TEDI was $19,825 and $60,589, respectively.  At March 31, 2010, there are no assets on TEDI books and there is $53,081 of accounts payable that will be paid by the parent company.

NOTE 13 – SUBSEQUENT EVENT – CREDIT FACILITY

The Company executed a two-month extension on its credit facility in order to complete the application and documents to extend this credit facility for another 12 months.  It is anticipated that the interest rate borrowing formula will be similar to those described in Note 3.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 14 – SUBSEQUENT EVENT - COMMON STOCK

In accordance with our Series D Preferred Stock, after 24 months a holder could elect to convert its stock to common shares based on the lesser of (i) $1.00 or (ii) a price per share equal to the volume weighted average closing price for the twenty trading days prior to a conversion. As of May 10, 2010, an additional 22.5 shares of Series D Preferred Stock have been converted into 400,318 shares of common stock in the second quarter of 2010. In addition, the Company issued 48,209 shares of common stock for the exercise of 49,000 warrants in the second quarter through May 10, 2010. These exercises were done on a net share basis.

The Company has performed a review of events subsequent to the balance sheet date, and, except for the matters described above in Note 13 and in this note, no other matters require disclosure.

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

OUR BUSINESS

Titan Energy Worldwide, Inc., a Nevada corporation, is hereinafter referred to as “we,” “us,” “our” “Titan Energy,” or the “Company.”

We are a provider of onsite power generation, energy management and energy efficiency, products and services that help support and improve the performance of our nation’s electrical utility grid. We operate in an area of the overall electrical utility infrastructure called Distributed Generation, whereby we specialize in the deployment of power generation equipment at the consumer’s facility and the integration of that equipment through monitoring and communication systems into the utility’s electrical grid.  These onsite power generation systems support a customer’s critical operations during times of power failure and serve as demand reduction systems that work to reduce energy usage and decrease demand on the electrical grid during peak periods. Management believes that, Distributed Generation, when managed with the proper intelligent monitoring systems and controls, offers a vital and significant contribution to the development of the nation’s Smart Grid. We contribute the tools and resources to produce immediate and long term improvements in the performance and stability of the energy production and transmission segments of the electrical grid and reduce the need for new power plants.

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

In 2006, we acquired Stellar Energy, a Minneapolis-based provider of power generation equipment and service. Stellar Energy is now called Titan Energy Systems (“TES”) and has expanded its number of sales and service offices to include Nebraska, Iowa, North and South Dakota, New York, New Jersey and Connecticut. TES provides the Company and its satellite offices with much of its accounting and back office support.

In 2009, we acquired the Industrial and Service Division of RB Grove, Inc., a 52-year-old power generation provider located in Miami, Florida.  This company is now called Grove Power Inc. (“GPI”) and will be responsible for our expansion throughout the Southeastern United States, the Caribbean and Central America.

In 2009, we also acquired a power generation business in New Jersey which gave us purchase orders, backlog and extensive customer and marketing relationships in New York, Connecticut and New Jersey.  This business has been involved in managing several major solar installations as well as electrical generators. This business has been merged into TES.

In January 2010, we acquired a company engaged in energy audits, energy consulting and energy services. This company has a consulting agreement with a Midwest utility to do energy assessments.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Sales

Sales for the three months ended March 31, 2010 were $3,017,037 compared to $1,687,306 for the three months ended March 31, 2009. The reasons for the increase were partially attributable to an increase in sales at our TES subsidiary, which increased by $589,166 or 34.7% over the three months ended March 31, 2009.  This increase was due to strong equipment sales with our major customer.  Another reason for this increase was the inclusion of GPI, which was acquired on June 1, 2009 and contributed $740,000 in sales during the three months ended March 31, 2010.

Cost of Sales

Cost of sales was $2,078,973 for the three months ended March 31, 2010 compared to $1,196,231 for the three months ended march 31, 2009. In 2009, we reclassified cost of sales to only include the costs directly related to the equipment or services sold. Management believes that this type of classification is more consistent with reporting made by other companies in our industry. Cost of sales as a percentage of sales was 68.9% for the three months ended March 31, 2010 compared to 70.9% for the three months ended March 31, 2010. This is the lowest cost of sales as percentage of sales in the Company’s history. The improvement in cost of sales equipment was due attributable to better pricing on GPI’s equipment sales. The gross margin on the service contracts was 54.9% compared to 57.8% for the three months ended March 31, 2010 and 2009, respectively. The lower margin is due to higher costs at GPI due to lower prices and inefficiencies in its service department. We are reviewing our prices on parts and believe that GPI margin on parts sales will improve in 2010 due to new pricing actions. We are also purchasing new software to optimize our service scheduling.

Selling and Service Expenses

Selling and service expenses includes all sales and service personnel, benefits related to these personnel and other costs in support of these functions. The selling and service expenses were $474,249 for the three months ended March 31, 2010, or 15.7% of sales, compared to $244,306, or 14.5% of sales, for the corresponding period in the prior year. The increase in selling and service expenses is partially attributable to GPI, which accounted for approximately $137,000 of the total selling and service expense. The other area of increase is due to additional support personnel that we added to TES in order to support the growth in that subsidiary. We believe that we now have sufficient support personnel for even aggressive growth in the service and sales side of the company for the next couple of years and will not need to add any additional administrative personnel.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facilities and office functions. We believe that these support functions allow us to look at the profitability of each subsidiary on a standalone basis. General and administrative expenses were $281,035 for the three months ended March 31, 2010, compared to $178,096 for the three months ended March 31, 2009, an increase of $102,939.  The increase was primarily attributable to the acquisition of GPI, which was acquired June 1, 2009 and contributed $69,000 in general and administrative expenses. The addition of the New York sales office contributed an additional $12,500 to the general and administrative costs.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being an SEC registrant. Corporate overhead for the three months ended March 31, 2010 was $280,645 as compared to $286,377 for the three months ended March 31, 2009, representing a slight decrease.  Although we lowered our personnel costs in the three months ended March 31, 2010 by approximately $44,000 compared to the same period in the prior year, this reduction was offset by an increase in investor relations activity. In the first quarter of 2009, we did not use an investor relations firm to help us describe our growth strategy.

Share-Based Compensation and Payments

This caption represents the costs associated with stock or stock options as a form of payment. These costs are non-cash charges and are based on actual stock price at the time of payment or through Black-Scholes calculations. In return for helping us achieve record sales levels and profitability at the subsidiary level, all of our employees received stock options for the first time in 2009. The fair value costs recognized in the three months ended March 31, 2010 were approximately $116,000. Most of these options were granted on November 12, 2009. We also granted stock options and stock awards to our legal and investor relations professional associates in the fourth quarter of 2009.  The total expense in the three months ended March 31, 2010 and 2009 was approximately $217,582 and $9,375, respectively.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented primarily by our customer lists. The expense for the three months ended March 31, 2010 was $57,495 compared to $37,424 in the three months ended March 31, 2009. The higher costs are due to the acquisition of GPI and our new sales office in New Jersey.

Other Expenses

Net interest expense for the three months ended March 31, 2010 was $45,541 compared to $13,129 for the three months ended March 31, 2009. The higher interest expense was attributable to convertible promissory notes and notes in conjunction with the acquisition of GPI. The convertible promissory notes have warrants attached and therefore, under generally accepted accounting principles, we allocated a portion of the proceeds to the warrants and account for it as a debt discount. In addition, these notes have a beneficial conversion feature that is also treated as a debt discount. The amortization of debt discount and financings costs for the three months ended March 31, 2010 was $138,147 compared $981 for the three months ended March 31, 2009, which was prior to the issuance of convertible debt.

Discontinued Operations

In 2009, management decided to discontinue the primary business of our TEDI subsidiary which manufactured and marketed a mobile utility system.  This decision was based on management's assessment that the market for this type of product had greatly decreased due to changes in the economy and funding from FEMA-type programs as well as the unavailability of company resources which would be required to market this product.  Also in 2009, we were served with a lawsuit that alleged that Titan Energy had violated a confidentiality agreement with another manufacturer for these mobile utility units. Since we had already decided to discontinue these operations and rather than incur the legal and related expenses of going to trial, management agreed to settle the lawsuit without admitting any wrongdoing by us or our management.  The terms of the settlement include that we gave the plaintiff certain inventory, fixed assets and intellectual property related solely to our mobile response unit, and 200,000 shares of common stock that will be restricted for one year. The loss of $187,213 was recorded in the third quarter of 2009.  In addition, we had an impairment of our intangibles, including our customer list and goodwill related to this business, and recorded a non-cash charge of $1,146,087 at September 30, 2009. For the three months ended March 31, 2009, the revenue and net loss of TEDI was $19,825 and $60,589, respectively.

Net Loss

Net loss for the three months ended March 31, 2010 was $553,922, or $0.04 per basic and diluted share, compared to a net loss of $336,916, or $0.02 per basic and diluted share, for the three months ended March 31, 2009. Excluding stock-based compensation charges, debt discounts for warrants and beneficial conversion in our convertible debt and amortization of expenses related to acquisition-related assets, non-GAAP net loss for the three months ended March 31, 2010 was $177,192, or $0.01 per basic and diluted share, compared to a non-GAAP net loss of $307,886 or $0.02 per basic and diluted share, for the three months ended March 31, 2009. Please refer to the section below entitled "Use of Non-GAAP Financial Measures" for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with GAAP.

Use of Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we provide certain "non-GAAP financial measures." A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide non-GAAP net income (loss) and non-GAAP net income (loss) per share data as additional information relating to our operating results. These non-GAAP measures exclude expenses related to stock-based compensation, warrants and beneficial conversion feature from issuing convertible securities and amortization expense related to acquisition-related assets. Management uses these non-GAAP measures for internal reporting and forecasting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

•
We believe that the presentation of non-GAAP measures that adjust for the impact of stock-based compensation expenses, warrants and beneficial conversion feature from issuing convertible securities and amortization expense related to acquisition-related assets provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, are useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

•
Although stock-based compensation is an important aspect of the compensation of our employees and executives, stock-based compensation expense is generally fixed at the time of grant, then amortized over a period of several years after the grant of the stock-based instrument, and generally cannot be changed or influenced by management after the grant;

•
We believe that companies must use creative ways of raising capital for growth. Therefore, we have used in our convertible debt offering detachable warrants and beneficial conversion features. These amounts are treated as debt discounts that amortize over the life of the debt and have no impact on the cash received to operate the business;

•
We do not acquire intangible assets on a predictable cycle. Our intangible assets relate solely to business acquisitions. Amortization costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition.

Pursuant to the requirements of the SEC, we have provided below a reconciliation of each non-GAAP financial measure used to the most directly comparable financial measure prepared in accordance with GAAP. These non-GAAP financial measures are not prepared in accordance with GAAP. These measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income (loss) or net income (loss) per share in accordance with GAAP:

	Three Months Ended
	March 31,
	2010	2009
GAAP Net Loss	$(553,922)	$(336,916)
Adjustments add back:
Share-based compensation and payments	217,582	9,375
Debt discount	122,493	-
Amortization of intangibles	36,655	19,655
Non-GAAP Net Loss	$(177,192)	$(307,886)
Weighted average shares	15,808,117	15,732,056
Basic and diluted loss per common share	$(0.01)	$(0.02)

Liquidity and Capital Resources

We incurred a net loss for the three months ended March 31, 2010 of $553,922. At March 31, 2010, we had an accumulated deficit of $26,809,528 which includes non-cash charges of $15,176,259 for the early extinguishment Series A, B and C Preferred Stock in 2007, the issuance of Series D Preferred Stock with a beneficial conversion feature, and the write-off of the intangibles related to discontinued operations. The accumulated deficit without these transactions would have been $11,633,269. However, these conditions raise substantial doubt as to our ability to continue as a going concern. We intend to continue to find ways to expand our business through increasing equipment and service sales in existing territories and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are not able to expand our business.

During the three months ended March 31, 2010, cash used by operations was $212,860. We used cash for investing activities of $76,789 primarily for the acquisition of GPI and our New Jersey sales office. Cash provided by financing activities was $652,882. This included $460,000 through a two-year convertible debt offering. We also have borrowed from our credit line. This line matured April 22, 2010, however the bank has given us a 60-day extension as we work on a renewal or seek an alternative facility.

Management believes that it can be cash positive this year based on the formula using Non-GAAP Earnings and adding back interest and depreciation. Using operations this formula produced net cash out flow of $97,865 for the three months ended March 31, 2010, compared to $217,704 for the three months ended March 31, 2009. This is an improvement of $119,839. We believe that as our business becomes more profitable and we reduce corporate overhead, becoming cash positive is an attainable goal.

At March 31, 2010, we had $408,635 in cash and short-term investments.  Although our credit facility matured on April 22, 2010, we believe that this facility can be renewed or replaced based on our strong collateral position with receivables and inventory. We also believe that, with our higher stock value and our ability to raise funds, combined with our effort to improve the profitability of our subsidiaries and control our expenses, we will have adequate cash flow to operate our business.

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

Off-Balance Sheet Arrangements

None.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file with or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is effective in ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

None

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    (Removed and Reserved).

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

TITAN ENERGY WORLDWIDE, INC.

Dated: May 17, 2010	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer

Dated: May 17, 2010	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
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