Form 10-Q
period 2010-06-30
Titan Energy Worldwide, Inc.
filed 2010-08-16
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

As of August 10, 2010, the issuer had 26,460,509 shares of its common stock issued and outstanding.

ITEM 1.  Financial Statements

Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$669,677	$45,401
Accounts receivable less allowance for doubtful accounts of $126,934 and $120,000, respectively	2,513,122	1,846,125
Inventory, net	819,729	881,830
Other current assets	395,691	230,948
Total current assets	4,398,219	3,004,304
Property and equipment, net	244,517	257,985
Intangibles, net	761,523	774,833
Goodwill	1,195,803	1,184,132
Other assets	74,706	20,608
Total assets	$6,674,768	$5,241,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,139,676	$1,388,838
Accrued liabilities	1,132,370	578,549
Customer deposits and deferred revenue	94,766	234,190
Short- term credit facility	822,558	607,558
Notes payable - current portion	101,646	351,048
Current portion of convertible debt, net of unamortized discount	650,448	480,198
Total current liabilities	4,941,464	3,640,381
Notes payable, less current portion	12,105	19,769
Convertible debt, net of unamortized discount	155,942	63,958
Total long-term debt	168,047	83,727
Total liabilities	5,109,511	3,724,108
Commitments and Contingencies
Stockholders’ equity
Preferred Stock Series D: 10,000,000 authorized, $.0001 par value, issued and outstanding 415 and 794 shares, respectively	1	1
Common stock: 1,800,000,000 shares authorized, $.0001 par value, 26,473,512 and 17,153,495 shares issued, respectively	2,648	1,716
Treasury stock, at cost, held 1,900,000 and 2,740,000 shares of common stock, respectively	(950,000)	(1,370,000)
Additional paid-in capital	29,934,319	29,141,643
Accumulated deficit	(27,421,711)	(26,255,606)
Total stockholders’ equity	1,565,257	1,517,754
Total liabilities and stockholders’ equity	$6,674,768	$5,241,862

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Sales of equipment	$3,075,359	$1,526,683
Sales of service and parts	927,069	558,367
Total sales	4,002,428	2,085,050
Material cost and labor for equipment	2,540,544	1,294,985
Material cost and labor for service and parts	403,072	259,816
Total cost of sales	2,943,616	1,554,801
Gross profit	1,058,812	530,249
Operating Expenses:
Selling and service expenses	542,674	270,459
General and administrative expenses	253,916	178,921
Corporate overhead	258,726	294,922
Research and development	45,000	-
Share based compensation and payments	218,505	9,375
Depreciation and amortization	57,657	39,725
Total operating expenses	1,376,478	793,402
Other Expenses
Interest expense, net	47,344	12,101
Amortization of debt discount and financing costs	257,561	5,026
Loss (Gain) on sale of fixed assets	(6,525)	5,292
Total other expense, net	298,380	22,419
Loss from continuing operations	(616,046)	(285,572)
Discontinued Operation (Note 12)
Losses from operation of discontinued business, net of tax	-	(27,293)
Net loss	$(616,046)	$(312,865)
Basic and diluted weighted average number of shares outstanding	23,031,889	15,701,946
Basic and diluted (loss) per common share from continuing operations	$(0.03)	$(0.02)
Basic and diluted (loss) per common share from discontinued operations	-	-
Total basic and diluted (loss) per common share	$(0.03)	$(0.02)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Sales of equipment	$5,187,843	$2,627,957
Sales of service and parts	1,831,622	1,144,399
Total sales	7,019,465	3,772,356
Material cost and labor for equipment	4,211,357	2,249,088
Material cost and labor for service and parts	811,232	501,944
Total cost of sales	5,022,589	2,751,032
Gross profit	1,996,876	1,021,324
Operating Expenses:
Selling and service expenses	1,016,922	514,765
General and administrative expenses	539,361	357,017
Corporate overhead	530,568	581,299
Research & Development	45,000	-
Share based compensation and payments	436,088	18,750
Depreciation and amortization	115,152	77,149
Total operating expenses	2,683,091	1,548,980
Other Expenses
Interest expense, net	93,301	25,230
Amortization of debt discount and financing costs	395,708	6,007
(Gain) Loss on sale of fixed assets	(9,233)	3,006
Total other expense, net	479,776	34,243
Loss from continuing operations	(1,165,991)	(561,899)
Discontinued Operation (Note 12)
Losses from operation of discontinued business, net of tax	-	(87,882)
Net loss	$(1,165,991)	$(649,781)
Basic and diluted weighted average number of shares outstanding	19,486,090	15,716,918
Basic and diluted (loss) per common share from continuing operations	$(0.06)	$(0.03)
Basic and diluted (loss) per common share from discontinued operations	-	(0.01)
Total basic and diluted (loss) per common share	$(0.06)	$(0.04)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Operating activities:
Net loss	$(1,165,991)	$(649,678)
Loss from discontinued operation	-	(87,882)
Loss from continuing operations	(1,165,991)	(561,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	232,959
Depreciation and amortization	115,153	83,157
Amortization of debt discount and financing costs	395,708	649
Stock and Stock Options for services	203,128	-
Changes in operating assets and liabilities:
Accounts Receivables	(666,998)	(236,111)
Inventory	62,101	41,968
Other assets	(258,798)	116,918
Accounts payable	750,839	207,727
Accrued liabilities	496,328	7,978
Customer deposits	(139,425)	63,137
Net cash provided (used) in continuing operations	25,004	(276,373)
Net cash used in provided by discontinued operations	-	(34,264)
Net cash provided by (used in) operating activities	25,004	(310,637)
Investing activities:
Purchase of fixed assets	(31,939)	(30,694)
Asset purchased in business acquisitions	(80,000)	(183,544)
Proceeds from sales of fixed assets	13,716	4,319
Net cash used in investing activities	(98,223)	(209,919)
Financing activities:
Cost associated with conversion of Preferred Stock	(3,690)	-
Proceeds from exercise of warrants	2,750	-
Proceed from Seller financing	-	86,612
Net change short term revolving line of credit, net of costs	215,000	167,331
Proceeds provided by Convertible Debt	780,000	260,000
Payment of Notes Payable	(257,065)	-
Payment of financing costs	(39,500)	(9,600)
Net cash provided by financing activities	697,495	504,343
Increase (decrease) in cash and cash equivalents	624,276	(16,213)
Cash and cash equivalents, beginning of year	45,401	327,166
Cash and cash equivalents, end of year	$669,677	$310,953

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

At  June 30, 2010 and December 31, 2009, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

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

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Reclassifications

For the period ended June 30, 2010, the Company’s presentation of the Statement of Operations for all periods presented has been changed to be more informative and comparable to companies in our industry. Cost of sales only includes the costs directly related to the equipment or services sold. Sales and services expenses includes all salesmen, service personnel for support, benefits related  to these personnel and other costs in support of these functions. General and administrative expenses include the accounting and management level support directly related to our operating subsidiaries, including facility costs and consulting services.  Corporate overhead includes the compensation to the officers of TEWI, accounting and legal and investor relations fees and filing costs associated with being a SEC registrant. Share based payments include stock options and stock payments to employees and key consultants, which are non-cash charges.  Depreciation and amortization include operating charges against fixed assets and intangibles. Net Other Expense primarily consists of interest expense and the amortization of debt discounts and financing fees.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered for fair presentation have been included. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year end December 31, 2009 included in our Annual Report on Form 10-K filed with SEC on March 31, 2010. Additionally, our operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010 or for any other period.

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. The Company incurred a net loss for the six months ended June 30, 2010 of $1,165,991 of which $436,088 is related to share based accounting.  At June 30, 2010, the Company had an accumulated deficit of $27,421,711 which includes non cash charges of $15,176,259 for the early extinguishment of Series A, B and C Preferred Stock in 2007, the issuance of Series D Preferred Stock with a beneficial conversion feature and the write-off of intangible assets related to discontinued operations.  The accumulated deficit without these transactions is $12,245,512.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

Management measures operating performance by excluding share-based compensation and amortization of debt discounts from EBITDA. On this basis, the Company’s adjusted operating loss was $41,304 for the quarter ended June 30, 2010 compared to $232,380 for the same quarter in 2009, an improvement of $191,076.

For quarter ended June 30, 2010 the Company had positive cash flow of $3,496; when measured as EBITDA less share-based compensation and  research and development expenses.

Management has been able to raise $780,000 through a convertible debt offering in the first half of 2010; Management has renewed its credit facility, and  plans to raise additional capital in 2010 through equity or debt offerings.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and six months ended June 30, 2010 and 2009, the Company has entered into several non-cash transactions in order to provide financing for the Company in order to conserve cash. The table below shows the transactions that occurred during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock warrants issued for acquisition	-	$32,000	-	$32,000
Common stock issued for conversion of Series D Preferred Stock	$213,348	-	$2,909,155	-
Common stock issued for conversion of convertible debt	$144,957	-	$192,464	-
Common stock issued for warrants	$106,475	-	$188,706	-
Stock options issued for the purchase of SSI	$76,671	-	$71,671	-

Interest payments for three months ending June 30, 2010 and 2009 were $28,874 and $10,765, respectively. Interest payments for the six months ending June 30, 2010 and June 30 2009 were $44,426 and $18,785, respectively

Use of Estimates

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

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements
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

Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of June 30, 2010 and December 31, 2009, there were no amounts that had been accrued with respect to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However fiscal years 2006 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. For the periods ended June 30, 2010 and 2009, the Company had potentially dilutive shares related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive due to the net losses.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

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

Segment Reporting and Significant Customer

The Company operated in a single business segment. The Company had one customer for the three months ended June 30, 2010 which accounted for 11% of the total revenue.  The Company also has one customer that purchased generators and parts during the six months ended June 30, 2010 and 2009 in the amounts of $538,393 and $32,311, which represents 18% and 2% of revenues, respectively.

Research and Development

The Company’s research and development costs are expensed as incurred. Research and development includes costs attributable to a program to improve our monitoring systems for our customers with appropriate controls to manage their generation equipment.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements  (ASU 2009-13).  ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. ASU 2009-13 provides for two significant changes to the existing multiple element revenue recognition guidance. First, ASU 2009-13 deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change in ASU 2009-13 modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of ASU 2009-13, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. ASU 2009-13 is effective no later than fiscal years beginning on or after June 15, 2010, but may be adopted early as of the first quarter of an entity’s fiscal year. Entities may elect to adopt ASU 2009-13 either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2009-13, including the period in which the Company will adopt ASU 2009-13.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements (ASU 2010-06).  ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial position or results of operations.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 2 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	June 30,	December 31,
	2010	2009
Parts	$491,827	$448,618
Work in process	146,936	223,810
Finished goods	250,966	279,402
Obsolescence reserve	(70,000)	(70,000)
Total	$819,729	$881,830

NOTE 3 - NOTES PAYABLE

 Notes Payable consists of the following:

	June 30,	December 31,
	2010	2009
Revolving line of credit, prime (3.25% at June 30,2010) plus 2.0% with minimum interest rate of 7.5% and due June 22, 2011	$822,558	$607,558
Convertible notes payable bearing interest at 10% , due May to June, 2011	300,000	-
Convertible notes payable, bearing interest at 8%, due July to August 2010	420,000	580,000
Convertible notes payable, bearing interest at 10%, due November to March 2012	535,000	100,000
Promissory note payable, bearing interest at 6%, repaid May 31, 2010	-	250,000
Secured promissory note payable, bearing interest at 8%, due December 11, 2010	86,612	86,612
Other Loans	27,139	34,205
Less Unamortized Discount	(448,610)	(135,844)
Total	1,742,699	1,522,531
Less current portion	1,574,652	1,438,804
Long -term Debt	$168,047	$83,727

The convertible notes payable due in May and June, 2011 were issued with 204,500 detachable warrants to purchase Company’s common stock at $0.60 cents per share. The proceeds received from these notes were allocated to the convertible notes payable and the warrants based on their relative fair value of $216,656 and $83,344 respectively, with the warrants fair value determined using the Black-Scholes method. These notes are convertible at maturity based on the current share price or if the Company’s has an equity raise in excess of $1,500,000 these notes can be convert into the offering.

The convertible notes payable due in November to March of 2012 were issued with 1,120,000 detachable warrants to purchase the Company’s common stock at $.25 per share.  The proceeds received from these notes were allocated to the promissory note and the warrants at their relative fair values of $301,418 and $258,582, respectively, with the warrant fair value being determined using the Black-Scholes method.  The value allocated to the warrants was recorded as a debt discount and will be amortized into interest expense over the life of the promissory notes.  The note holders will have the option of converting their notes into common stock based on the principal balance plus accrued interest multiplied by 6. This beneficial conversion feature has intrinsic value of $297,430, is recorded as a discount on the debt, and will be amortized to expense over the life of the debt or recognized upon conversion. In the three months ended June 30, 2010, notes totaling $25,000 plus accrued interest of $1,125 were converted into 156,753 of the Company’s common shares.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The convertible notes payable due between July and August, 2010 were issued with 1,160,000 detachable warrants to purchase the Company’s common stock at $.01 per share.  The proceeds received from these notes were allocated to the promissory note and the warrants at their relative fair values of $390,839 and $189,161, respectively, with the warrant fair value being determined using the Black-Scholes method.  At June 30, 2010, all of these warrants have been exercised. The note holders will have the option of converting their notes into common stock based on the fair value of the common stock and if they elect this option they will receive an additional 10 warrants at $.01 for each $1,000 invested in the note.  In the first quarter of 2010, $50,000 of the notes were converted to 82,620 shares of common stock, with stock warrants for 500,000 shares of common stock at a strike price of $.01 per share. During the three months ended June 30, 2010 notes totaling $110,000 and accrued interest $9,831 were converted into 208,088 of the Company’s common shares and 1,100,000 warrants.

The secured promissory note payable was part of the consideration given to the Seller of the RBG assets purchased by Grove Power Inc. (“GPI”). The security for this note is all the assets that were purchased.

On August 5, 2009, a major vendor agreed to exchange $250,000 of accounts payable currently due related to the acquisition of GPI for a promissory note payable due May 2, 2010. The Company paid this note during the second quarter ending June 30, 2010.

Borrowings under the Revolving Line of Credit are subject to a borrowing base formula consisting of 75% of the accounts receivable for balances under 90 days plus 50% of the inventories, up to a maximum of $125,000.  The Company has renewed the credit line under the same terms as the prior line with a new maturity date of June 22, 2011.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
	2010	2009
Accrued Compensation	$263,701	$178,245
Accrued Interest	75,039	34,630
Accrued stock options liability	250,000	125,000
Accrued Other	543,630	240,674
Total accrued liabilities	$1,132,370	$578,549

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 5 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reasons set forth below for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
Continuing Operations	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income taxes at the statutory rate	$(181,418)	$(99,950)	$(393,738)	$(196,665)
Valuation Allowance	42,008	77,336	103,218	177,276
Permanent differences and other	139,410	22,614	270,720	19,389
Total income taxes continuing operations	$-	$-	$-	$-
Discontinued Operations
Income taxes at the statutory rate	$-	$(9,553)	$-	$(30,759)
Valuation Allowance	-	3,717		19,064
Permanent differences and other	-	5,836		11,695
Total income taxes discontinue operations	$-	$-	$-	$-

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

The Company may offset net operating loss carry forwards against future taxable income through the year 2030. No tax benefit has been reported in the financial statements as the utilization of the tax benefits related to the carry-forward is not assured. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

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

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

In the six months ended June 30, 2010, investors holding the Series D Preferred Stock elected to convert their holdings into Common Stock using the Volume Weighted Average Price “VWAP” formula as provided for in the offering documents. A total of 379 shares of Series D Preferred Stock elected to convert into common stock receiving an aggregate of 6,845,125 shares of common stock. The weighted average price per share was $0.55. In addition, the Class A and Class B warrants were repriced based on conversion price times 120% and 140%, respectively.

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

In the first half of 2010, 42 shares of Series D Preferred Stock were converted and are included in the amount under Note 6. The conversion resulted in the re-issuance of 727,449 shares of common stock out of treasury.

NOTE 8 – COMMON STOCK TRANSACTIONS

In the six months ended June 30, 2010, the Company issued common stock for the following transactions:

•	The Company issued 6,845,125 shares of common stock for the conversion of the Series D Preferred Stock as described in Note 6 above.

•
The Company’s warrant holders elected to exercise warrants totaling 3,241,655 at prices ranging from $.01 to $.35 per share. Most of the exercises were done on a net share basis resulting in actual common stock issuance of 2,958,775 shares.

•	Debt holders also converted $185,000 of Convertible Notes plus the accrued interest, into 447,453 shares of common stock.

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

•
The Company issued 100,000 shares to a vendor in partial settlement of the account payable outstanding. The fair value of the stock was $0.23, a fair value of $23,000. This amount resulted in a $3,620 charge to discontinued operations. The Company has a payable of $25,000 still outstanding at June 30, 2010 to this vendor.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

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

•
Also in the third quarter of 2009, an investor relations firm returned 125,000 shares of common stock that were issued in July 2008. The issuance of this stock resulted in expense over 2008 and 2009.The stock was returned as the investor relations firm did not perform on its contract which was terminated. The Company has retired this stock and recognized a gain for the fair value of $31,250.

NOTE 9 – STOCK OPTIONS

In the six months ended June 30, 2010, the Company issued 200,000 stock options for the purchase of SSI. These options vest over four years and the value using the Black-Scholes method was $71,671.

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

Expected Volatility	90%-142%
Weighted average volatility	135%
Vesting Periods (in years)	0-4
Expected term (in years)	2-5
Expected dividends	0%
Risk free rate	.5%-2.2%

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

A summary of activity as of June 30, 2010 and changes during the six month period then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Grant
		Exercise	Contractual	Date
	Shares	Price	Terms	Fair Value
Outstanding at January 1, 2010	7,045,000	$0.24	9	$1,433,785
Granted	200,000	$0.50	4	71,671
Exercised
Forfeited	(255,000)			(43,787)
Outstanding at June 30, 2010	6,990,000	$0.25	9	1,461,670
Exercisable as of June 30, 2010	76,250	$0.10	6

As of June 30, 2010, there is approximately $900,000 of unrecognized compensation and share-based expense arrangements which will be charged to expense over the vesting period. These costs will be recognized over the weighted average period of 2.75 years. At June 30, 2010, the aggregate intrinsic value was $2,446,500

NOTE 10 - COMMON STOCK WARRANTS

The total number of warrants issued for the six months ended June 30, 2010 was 2,773,500. In the six months ended June 30, 2010 warrants totaling 3,141,655 were exercised. Also in the six months ended June 30, 2010, due to the conversion of Series D Preferred Stock the detachable warrants are required to be repriced based on the conversion price. The Class A and Class B warrant exercise price would be 120% and 140%, respectively, above the conversion price.  The following table shows the warrants outstanding at June 30, 2010:

Number of	Exercise	Expiration
Warrants	Price	Date
550,000	$0.01	Jun-14
62,472	$0.10	Jun-14
847,500	$0.35	Jan-12
1,090,000	$0.25	Dec-14 -Mar 15
553,800	$0.50	April-July 2012
389.963	$0.61	Jan-13
183,147	$0.63	Jun-12
44,256	$0.63	Jan-13
49,997	$0.65	Jan-13
333,300	$0.66	Jan-13
9,999	$0.67	Jan-13
374,965	$0.70	Jan-13
406,628	$0.71	Jan-13
63,725	$0.75	Sep-10
158,000	$0.75	Dec-12
204,500	$0.75	Jun-15
66,663	$0.76	Jan-13
333,300	$0.77	Jan-13
9,999	$0.78	Jan-13
374.965	$0.81	Jan-13
33,300	$0.83	Jan-13
24,998	$0.84	Jan-13
24,997	$0.85	Jan-13
16,665	$0.89	Jan-13
16,666	$0.97	Jan-13
24,998	$0.98	Jan-13
24,997	$0.99	Jan-13
1,383,196	$1.20	Jan-13
777,135	$1.25	Jan-13
1,383,196	$1.40	Jan-13

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 11 – DISCONTINUED OPERATION

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

The Company has recorded the loss on the settlement based on the recorded value of the assets and the fair market value of the common stock to be approximately $187,213 at December 31, 2009. The settlement agreement was effective as of November 1, 2009. In conjunction with the decision to discontinue this business, the Company took non-cash impairment charge on intangible assets of $1,146,087 at September 30, 2009. For the three months ended June 30, 2009 there were no revenue and net loss from the operations of TEDI was $27,293. For six months ended June 30, 2009 the revenue and net loss was $19,949 and $87,882 respectively. At June 30, 2010, there are no assets on TEDI books and there is $47,312 of accounts payable that will be paid by the parent company.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with our Series D Preferred Stock, after 24 months a holder could elect to convert its stock to common shares based on the lesser of (i) $1.00 or (ii) a price per share equal to the volume weighted average closing price for the twenty trading days prior to a conversion. As of August 10, 2010, an additional 10 shares of Series D Preferred Stock have been converted into 196,078 shares of common stock. In addition, the Company issued 1,310,000 shares of common stock for the exercise of 1,248,961 warrants in the third quarter through August 10, 2010.The company also issued common shares totaling 441,958 for note conversion of $130,000 principal balance and accrued interest of $8,879 These exercises were done on a net share basis.

In the period from July 1, 2010 and August 12, 2010, the Company has received $350,000 of proceeds through convertible debt offering on the same terms as the convertible debt described in the first paragraph under the table Note 3.

On July 12 2010, the Company entered a consulting agreement with the principals of a brokerage firm. The compensation to the principals will be 150,000 stock options with a strike price of $0.60 per share

The Company has performed a review of events subsequent to the balance sheet date, and, except for the matters described  in this note, no other matters require disclosure.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Sales

Sales for the three months ended June 30, 2010 were $4,002,000 compared to $2,085,050 for the three months ended June 30, 2009 and were partially attributable to an increase in sales at our TES subsidiary, without the New York office, which increased by $549,342 or 32.1%  over the three months ended  June 30, 2009.  This increase was primarily due to strong equipment sales. The New York office established in November 2009, posted quarterly sales of approximately $900,000 an increase of 256% over the first quarter of 2010.  Another reason for this increase was the inclusion of GPI, which was acquired on June 1, 2009 and contributed $823,900 in sales during the three months ended June 30, 2010, the highest quarterly sales level since the business was acquired.

Cost of Sales

Cost of sales was $2,943,616 for the three months ended June 30, 2010 compared to $1,554,801 for the three months ended June 30, 2009. In 2009, we reclassified cost of sales to only include the costs directly related to the equipment or services sold. Management believes that this type of classification is more consistent with reporting made by other companies in our industry. Cost of sales as a percentage of sales was 73.5% for the three months ended June 30, 2010 compared to 74.6% for the three months ended June 30, 2009.  The slight improvement in cost of sales was primarily attributable to better pricing on GPI’s sales. The gross margin on the service contracts was 56.5% compared to 53.5% for the three months ended June 30, 2010 and 2009, respectively. The higher margin is due to improvements at TES and GPI through better pricing and more efficient scheduling in its service department.

Selling and Service Expenses

Selling and service expenses includes all sales and service personnel, benefits related to these personnel and other costs in support of these functions. The selling and service expenses were $542,674 for the three months ended June 30, 2010, or 13.6% of sales, compared to $270,459 or 13.0% of sales, for the corresponding period in the prior year. The increase in selling and service expenses is primarily attributable to acquisition of GPI and the New York offices, as well as commission expense which is variable with sales volume and gross margin. In the three months ended June 30, 2010 and 2009 commission expense was $93,805 and $24,675. Excluding the commission expense, the selling and service expenses as percentage of sales would have been 11.2% and 11.8%. This slightly lower percentage is due to our fixed costs not increasing with the rise in the volume of sales.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facilities and office functions. We believe that these support functions allow us to look at the profitability of each subsidiary on a standalone basis. General and administrative expenses were $253,916 for the three months ended June 30, 2010, compared to $178,921 for the three months ended June 30, 2009, an increase of $74,995.  The increase was primarily attributable to the acquisition of GPI, which was acquired June 1, 2009 and contributed $53,500 in general and administrative expenses. The addition of the New York sales office contributed an additional $17,500 to the general and administrative costs.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being an SEC registrant. Corporate overhead for the three months ended June 30, 2010 was $258,726 as compared to $294,922 for the three months ended June 30, 2009. The decrease were attributable to lower professional fees that were associated with the acquisition of GPI and other potential candidates , reduction in personnel costs and  lower rent expense.

Research and Development

We entered into a contract in May 2010 with a third party to enhance our monitoring system to be able to provide better information to our customers on the condition and operations of their generating equipment.  This program will assist us in entering the demand response market, which is part of our long–term strategy. The expense for the three months ended June 30, 2010 was $45,000. We anticipate additional expenses in the future as we continue product development, however the final product, when ready for deployment in the marketplace, will be a fixed asset of the Company. There were no research and development expenses for the same period as last year.

Share-Based Compensation and Payments

This caption represents the costs associated with stock or stock options as a form of payment. These costs are non-cash charges and are based on actual stock price at the time of payment or through Black-Scholes calculations. In return for helping us achieve record sales levels and profitability at the subsidiary level, all of our employees received stock options for the first time in 2009. The fair value costs recognized in the three months ended June 30, 2010 were approximately $116,000. Most of these options were granted on November 12, 2009. We also granted stock options and stock awards to investor relations professional associates in the fourth quarter of 2009.  The total expense for the investor relation professionals in the three months ended June 30, 2010 and 2009 was approximately $102,025 and $9,375, respectively.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented primarily by our customer lists. The expense for the three months ended  June 30, 2010 was $57,657 compared to $39,725 in the three months ended June 30, 2009. The higher costs are due to the acquisition of GPI and our new sales office in New York.

Other Expenses

Net interest expense for the three months ended June 30, 2010 was $47,344 compared to $12,101 for the three months ended June 30, 2009. The higher interest expense was attributable to convertible promissory notes and notes in conjunction with the acquisition of GPI. The convertible promissory notes have warrants attached and therefore, under generally accepted accounting principles, we allocated a portion of the proceeds to the warrants, which results in a discount to the outstanding debt. In addition, some of these notes have a beneficial conversion feature that is also treated as a debt discount. The amortization of debt discount and financings costs for the three months ended June 30, 2010 was $257,566 compared to $5,026 for the three months ended June 30, 2009, which was prior to the issuance of convertible debt.

Discontinued Operations

In 2009, management decided to discontinue the primary business of our TEDI subsidiary which manufactured and marketed a mobile utility system.  This decision was based on management's assessment that the market for this type of product had greatly decreased due to changes in the economy and funding from FEMA-type programs as well as the unavailability of company resources which would be required to market this product.  Also in 2009, we were served with a lawsuit that alleged  Titan Energy had violated a confidentiality agreement with another manufacturer for these mobile utility units. Since we had already decided to discontinue these operations and rather than incur the legal and related expenses of going to trial, management agreed to settle the lawsuit without admitting any wrongdoing by some people.  Under the terms of the settlement we gave the plaintiff certain inventory, fixed assets and intellectual property related solely to our mobile response unit, and 200,000 shares of common stock that will be restricted for one year. The loss of $187,213 was recorded in the third quarter of 2009.  In addition, we had an impairment of our intangibles, including our customer list and goodwill related to this business, and recorded a non-cash charge of $1,146,087 at September 30, 2009. For the three months ended June 30, 2009, there was no revenue and net loss of TEDI was $27,293.

Net Loss

Net loss for the three months ended June 30, 2010 was $616,046, or $0.03 per basic and diluted share, compared to a net loss of $312,865, or $0.02 per basic and diluted share, for the three months ended June 30, 2009. Excluding stock-based compensation charges, debt discounts for warrants and beneficial conversion features in our convertible debt and amortization of expenses related to acquisition-related assets, our non-GAAP net loss for the three months ended June 30, 2010 was $120,330 or $0.01 per basic and diluted share, compared to a non-GAAP net loss of $281,836 or $0.02 per basic and diluted share, for the three months ended June 30, 2009. Please refer to the section below entitled "Use of Non-GAAP Financial Measures" for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with GAAP.

Use of Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we provide certain "non-GAAP financial measures." A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide non-GAAP net income (loss) and non-GAAP net income (loss) per share data as additional information relating to our operating results. These non-GAAP measures exclude expenses related to stock-based compensation, warrants and beneficial conversion features from issuing convertible securities and amortization expense related to acquisition-related assets. Management uses these non-GAAP measures for internal reporting and forecasting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the following factors:

•
We believe that the presentation of non-GAAP measures that adjust for the impact of stock-based compensation expenses, warrants and beneficial conversion features from issuing convertible securities and amortization expense related to acquisition-related assets provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, are useful to our investors and financial analysts in helping them to better understand our operating results and underlying operational trends;

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

Pursuant to the requirements of the SEC, we have provided below a reconciliation of each non-GAAP financial measure used to the most directly comparable financial measure prepared in accordance with GAAP. These non-GAAP financial measures are not prepared in accordance with GAAP. These measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income (loss) or net income (loss) per share in accordance with GAAP for the three months ended June 30:

	2010	2009
GAAP Net Loss	$(616,046)	$(312,865)
Adjustments add back:
Share-based compensation and payments	218,505	9,375
Amortization of debt discount	240,557	-
Amortization of intangibles	36,655	21,654
Non-GAAP Net Loss	$(120,329)	$(281,836)
Weighted average shares	23,031,889	15,701,946
Basic and diluted loss per common share	$(0.01)	$(0.02)

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Sales

Sales for the six months ended June 30, 2010 were $7,019,465 compared to $3,772,356 for the six months ended June 30, 2009 and were partially attributable to an increase in sales at our TES subsidiary, excluding the New York office, increased by $804,556, or 23.8%, over the three months ended  June 30, 2009.  This increase was primarily due to strong equipment sales to a major customer in the first quarter.  As a result of the addition of the New York office, which was established in November 2009, sales for the six months ended June 30 ,2010 were approximately $1,250,000.  This sales growth is partially attributable to additional opportunity and support provided by TES in completing projects on a more timely basis.  Another reason for this increase was the inclusion of GPI for the full six months in 2010 compared to one month in 2009. Sales for GPI in six months ended June 30, 2010 was approximately $1,564,000 compared to the one month for 2009 of approximately $361,000.

Cost of Sales

Cost of sales was $5,022,589 for the six months ended June 30, 2010 compared to $2,751,032 for the six months ended June 30, 2009. In 2009, we reclassified cost of sales as described above in the three months comparison. Cost of sales as a percentage of sales was 71.6% for the six months ended June 30, 2010 compared to 72.9% for the three months ended June 30 2009.  The slight improvement in cost of sales was primarily attributable  to better pricing and more efficient scheduling in our service departments. The dollar increase is attributable to higher sales.

Selling and Service Expenses

Selling and service expenses includes all sales and service personnel, benefits related to these personnel and other costs in support of these functions. The selling and service expenses were $1,016,922 for the six months ended June 30, 2010, or 14.5% of sales, compared to $514,765 or 13.6% of sales, for the six months ended June 30, 2009. The increase in selling and service expenses of approximately $324,000 is primarily attributable to the inclusion of GPI and the New York sales office for the six months ended June 30, 2010. The remainder of the increase is the addition of sales support personnel and higher commissions paid at TES.

General and Administrative Expenses

General and administrative expenses were $539,361 for the six months ended June 30, 2010, compared to $357,017 for the six months ended June 30, 2009, an increase of $182,344.  The increase was primarily attributable to the acquisition of GPI, which was acquired June 1, 2009 and contributes approximately  $119,000 in general and administrative expenses. The addition of the New York sales office contributed an additional $30,000 to the general and administrative costs.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being an SEC registrant. Corporate overhead for the six months ended June 30, 2010 was $530,568 as compared to $581,299 for the six months ended June 30, 2009, a decrease of $50,731. This decrease is explained under the three months comparison.

Research and Development

See discussion under three months comparison.

Share-Based Compensation and Payments

In return for helping us achieve record sales levels and profitability at the subsidiary level, all of our employees received stock options for the first time in 2009. The fair value costs recognized in the six months ended June 30, 2010 were approximately $233,000.  Most of these options were granted on November 12, 2009. We also granted stock options and stock awards to our legal and investor relations professional associates in the fourth quarter of 2009.  The total expense in the six months ended June 30, 2010 and 2009 was approximately $203,000 and $19,000, respectively.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented primarily by our customer lists. The expense for the six months ended June 30, 2010 was $115,152 compared to $77,149 in the six months ended June 30, 2009. The higher costs are due to the acquisition of GPI and our new sales office in New Jersey.

Other Expenses

Net interest expense for the six months ended June 30, 2010 was $93,301 compared to $25,230 for the six months ended June 30, 2009. As explained under the three months comparison, the convertible debt issued by the Company resulted in accounting for fair value of the warrants and any beneficial conversion features as debt discount. The amortization of debt discount and financings costs for the six months ended June 30, 2010 was $395,508 compared $6,007 for the six months ended June 30, 2009.

Discontinued Operations

As explained under the three months discussion above, the Company discontinued the operations of TEDI in 2009. For the six months ended June 30, 2009, the revenue and net loss of TEDI was $19,825 and $87,882, respectively.

Net Loss

Net loss for the six months ended June 30, 2010 was $1,165,991, or $0.06 per basic and diluted share, compared to a net loss of $649,781, or $0.04 per basic and diluted share, for the six months ended June 30, 2009. Excluding stock-based compensation charges, debt discounts for warrants and beneficial conversion features in our convertible debt and amortization of expenses related to acquisition-related assets, our non-GAAP net loss for the six months ended June 30, 2010 was $293,543, or $0.02 per basic and diluted share, compared to a non-GAAP net loss of $581,222 or $0.04 per basic and diluted share, for the six months ended June 30, 2009. Please refer to the section below entitled "Use of Non-GAAP Financial Measures" for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with GAAP.

Use of Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we provide certain "non-GAAP financial measures." A non-GAAP financial measure refers to a numerical financial measure that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable financial measure calculated and presented in accordance with GAAP in our financial statements. In this Quarterly Report on Form 10-Q, we provide non-GAAP net income (loss) and non-GAAP net income (loss) per share data as additional information relating to our operating results. These non-GAAP measures exclude expenses related to stock-based compensation, warrants and beneficial conversion features from issuing convertible securities and amortization expense related to acquisition-related assets. Management uses these non-GAAP measures for internal reporting and forecasting purposes. We have provided these non-GAAP financial measures in addition to GAAP financial results because we believe that these non-GAAP financial measures provide useful information to certain investors and financial analysts in assessing our operating performance due to the factors explained in the three months comparison:

Pursuant to the requirements of the SEC, we have provided below a reconciliation of each non-GAAP financial measure used to the most directly comparable financial measure prepared in accordance with GAAP. These non-GAAP financial measures are not prepared in accordance with GAAP. These measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income (loss) or net income (loss) per share in accordance with GAAP for the six months ended June 30:

	2010	2009
GAAP Net Loss	$(1,165,991)	$(649,781)
Adjustments add back:
Share-based compensation and payments	436,088	18,750
Amortization of debt discount	363,051	-
Amortization of intangibles	73,309	49,809
Non-GAAP Net Loss	$(293,543)	$(581,222)
Weighted average shares	19,486,281	15,716,918
Basic and diluted loss per common share	$(0.02)	$(0.04)

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss for the six months ended June 30, 2010 of $1,165,991, which includes non cash items of $947,048.  At June 30, 2010, we had an accumulated deficit of $27,421,711 which includes non-cash charges of $15,176,259 for the early extinguishment Series A, B and C Preferred Stock in 2007, the issuance of Series D Preferred Stock with a beneficial conversion feature, and the write-off of the intangibles related to discontinued operations. The accumulated deficit without these transactions would have been $12,245,512. We intend to continue to find ways to expand our business through increasing equipment and service sales in existing territories and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are not able to expand our business.

During the six months ended June 30, 2010, cash provided by operations was $25,004. The first quarter of 2010 had cash used by operations of $212,860. The second quarter of 2010 provided cash from operations of $237,864. This improvement is the result of better management of our operating assets and liabilities. During the six months ended June 30, 2010, we used cash for investing activities of $98,223 primarily for the acquisition of our New York sales office. Cash provided by financing activities during the six months ended June 30, 2010 was $697,495. This included $780,000 through convertible debt offerings. Some of these proceeds had been used to pay off debt that was provided in the acquisition of GPI. We also have borrowed from our credit line. This line has been renewed with a maturity date of June 22, 2011. The terms of the credit line are the same as it was in prior years.

Management set a goal  to be cash positive in the second quarter of 2010 based on the formula using Non-GAAP Earnings and adding back research and development expense,  interest and depreciation. This measurement produced net cash in flow of $3,496 for the three months ended June 30, 2010, compared to net cash out flow of $232,380 for the three months ended  June 30, 2009. This is an improvement of $235,876. We believe that as our business becomes more profitable and we reduce corporate  overhead, becoming cash positive is future quarters is an attainable goal.

At June 30, 2010, we had $669,677 in cash and short-term investments.  Our credit facility has  been renewed with a new maturity date of June 22, 2011. We also believe that, with our higher stock value and our ability to raise funds, combined with our effort to improve the profitability of our subsidiaries and control our expenses, we will have adequate cash flow to operate our business.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file with or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is effective in ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TITAN ENERGY WORLDWIDE, INC.

Dated: August 16, 2010	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer

Dated: August 16, 2010	By:	/s/ James J. Fahrner
James J. Fahrner
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
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