Form 10-Q
period 2010-09-30
Titan Energy Worldwide, Inc.
filed 2010-11-16
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, the issuer had 28,910,133 shares of its common stock issued and outstanding.

ITEM 1.  Financial Statements

Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$552,470	$45,401
Accounts receivable less allowance for doubtful accounts of $118,365 and $120,000, respectively	1,883,855	1,846,125
Inventory, net	710,384	881,830
Other current assets	346,712	230,948
Total current assets	3,493,421	3,004,304
Property and equipment, net	267,120	257,985
Intangibles, net	724,868	774,833
Goodwill	1,195,803	1,184,132
Other assets	38,140	20,608
Total assets	$5,719,352	$5,241,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,320,099	$1,388,838
Accrued liabilities	1,044,727	578,549
Customer deposits and deferred revenue	178,003	234,190
Short- term credit facility	947,558	607,558
Notes payable - current portion	101,646	351,048
Current portion of convertible debt, net of unamortized discount	857,516	480,198
Total current liabilities	4,449,549	3,640,381
Notes payable, less current portion	8,474	19,769
Convertible debt, net of unamortized discount	211,129	63,958
Total long-term debt	219,603	83,727
Total liabilities	4,669,152	3,724,108
Commitments and Contingencies
Stockholders’ equity
Preferred Stock Series D: 10,000,000 authorized, $.0001 par value, issued and outstanding 387 and 794 shares, respectively	1	1
Common stock: 1,800,000,000 shares authorized, $.0001 par value, 28,757,377 and 17,153,495 shares issued, respectively	2,876	1,716
Treasury stock, at cost, held 1,900,000 and 2,740,000 shares of common stock, respectively	(950,000)	(1,370,000)
Additional paid-in capital	30,653,673	29,141,643
Accumulated deficit	(28,656,350)	(26,255,606)
Total stockholders’ equity	1,050,200	1,517,754
Total liabilities and stockholders’ equity	$5,719,352	$5,241,862

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Sales of equipment	$2,103,029	$2,450,759
Sales of service and parts	920,086	902,532
Total sales	3,023,115	3,353,291
Material cost and labor for equipment	1,785,006	2,051,344
Material cost and labor for service and parts	441,392	417,803
Total cost of sales	2,226,398	2,469,147
Gross profit	796,717	884,144
Operating Expenses:
Selling and service expenses	585,766	400,077
General and administrative expenses	322,344	316,066
Corporate overhead	375,673	231,564
Research and development	180,000	-
Share based compensation and payments	223,314	-
Depreciation and amortization	58,619	43,689
Total operating expenses	1,745,716	991,396
Other Expenses
Interest expense, net	58,864	29,394
Amortization of debt discount and financing costs	305,170	45,004
Fair value adjustment for warrants	(77,843)	-
Loss on sale of fixed assets	-	7,383
Total other expense, net	286,191	81,781
Loss from continuing operations	(1,235,190)	(189,033)
Discontinued Operation (Note 12)
Loss from settlement of litigation, net of tax	-	(185,633)
Losses from operation of discontinued business, excluding legal settlement, net of tax	-	(1,191,564)
Net loss from discontinued business	-	(1,380,597)
Net loss	$(1,235,190)	$(1,566,230)
Basic and diluted weighted average number of shares outstanding	26,028,069	13,051,839
Basic and diluted (loss) per common share from continuing operations	$(0.05)	$(0.01)
Basic and diluted (loss) per common share from discontinued operations	-	$(0.11)
Total basic and diluted (loss) per common share	$(0.05)	$(0.12)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Sales of equipment	$7,290,872	$5,078,716
Sales of service and parts	2,751,708	2,046,931
Total sales	10,042,580	7,125,647
Material cost and labor for equipment	5,996,363	4,300,432
Material cost and labor for service and parts	1,252,624	919,747
Total cost of sales	7,248,987	5,220,179
Gross profit	2,793,593	1,905,468
Operating Expenses:
Selling and service expenses	1,603,280	914,792
General and administrative expenses	801,082	673,083
Corporate overhead	906,236	812,863
Research and development	225,000	-
Share based compensation and payments	659,401	18,750
Depreciation and amortization	173,771	120,838
Total operating expenses	4,368,770	2,540,326
Other Expenses
Interest expense, net	151,976	54,624
Amortization of debt discount and financing costs	700,667	51,011
Fair value adjustment for warrants	(77,843)	-
Loss (gain) on sale of fixed assets	(9,233)	10,389
Total other expense, net	765,568	116,024
Loss from continuing operations	(2,400,745)	(750,882)
Discontinued Operation (Note 12)
Loss from settlement of litigation, net of tax	-	(185,633)
Losses from operation of discontinued business, excluding legal settlement, net of tax	-	(1,279,334)
Net loss from discontinued business	-	(1,464,967)
Net loss	$(2,400,745)	$(2,215,849)
Basic and diluted weighted average number of shares outstanding	21,574,008	14,828,833
Basic and diluted (loss) per common share from continuing operations	$(0.11)	$(0.05)
Basic and diluted (loss) per common share from discontinued operations		$(0.10)
Total basic and diluted (loss) per common share	$(0.11)	$(0.15)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	2010	2009
Operating activities:
Loss from continuing operations	$(2,400,745)	$(750,882)
Loss from discontinued operation	-	(1,464,967)
Net loss	(2,400,745)	(2,215,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangibles - discontinued operation	-	1,146,087
Loss on legal settlement - discontinued operation	-	185,633
Compensation paid by issuance of stock and stock options	350,290	-
Depreciation and amortization	173,771	170,859
Amortization of debt discount and financing costs	700,668	51,012
Stock and Stock Options for services	309,112	(985)
Change in fair value of warrants	(77,843)	-
Changes in operating assets and liabilities:
Accounts receivable	(37,730)	(609,367)
Inventory	171,445	41,497
Other assets	(362,037)	56,934
Accounts payable	(68,739)	170,009
Accrued liabilities and customer deposits	283,803	132,795
Net cash used in continuing operations	(958,003)	(824,188)
Net cash used in discontinued operations	-	(47,187)
Net cash used in operating activities	(958,003)	(871,375)
Investing activities:
Purchase of fixed assets	(76,507)	(62,225)
Asset purchased in business acquisitions	(80,000)	(183,544)
Proceeds from sales of fixed assets	13,716	7,205
Net cash used in investing activities	(142,791)	(238,564)
Financing activities:
Proceeds from Seller and vendor financing	-	336,613
Net change short term revolving line of credit, net of costs	340,000	121,963
Proceeds provided by Convertible Debt	1,760,000	580,000
Payment of convertible debt	(100,000)	-
Payment of Notes Payable	(260,697)	-
Payment of financing costs	(130,500)	(46,696)
Other financing activities	(940)	-
Net cash provided by financing activities	1,607,863	991,880
Increase (decrease) in cash and cash equivalents	507,069	(118,059)
Cash and cash equivalents, beginning of year	45,401	327,166
Cash and cash equivalents, end of year	$552,470	$209,107

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

On January 1, 2010, the Company acquired the stock of Sustainable Solutions, Inc. (“SSI”) a company that performs energy audits, consulting and management services.  The purchase price for this business was a stock option to purchase 200,000 shares of common stock at a strike price of $0.50. The Company used the Black-Scholes method to value the stock options of this acquisition at $71,671. The asset of the business is a contract with a major utility company to perform energy assessments for the three-year period from 2010 through 2012. The Company assigned an intangible value for this contract of $60,000, to be amortized over the contract life.

At September 30, 2010 and December 31, 2009, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

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

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Reclassifications

For the period ended September 30, 2010, the Company’s presentation of the Statement of Operations for all periods presented has been changed to be more informative and comparable to companies in our industry. Cost of sales only includes the costs directly related to the equipment or services sold. Sales and services expenses includes all salesmen, service personnel for support, benefits related  to these personnel and other costs in support of these functions. General and administrative expenses include the accounting and management level support directly related to our operating subsidiaries, including facility costs and consulting services.  Corporate overhead includes the compensation to the officers of TEWI, accounting and legal and investor relations fees and filing costs associated with being a SEC registrant. Share based payments include stock options and stock payments to employees and key consultants, which are non-cash charges.  Depreciation and amortization include operating charges against fixed assets and intangibles. Net Other Expense primarily consists of interest expense and the amortization of debt discounts and financing fees.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered for fair presentation have been included. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year end December 31, 2009 included in our Annual Report on Form 10-K filed with SEC on March 31, 2010. Additionally, our operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010 or for any other period.

Going Concern

The accompanying financial statements assume the Company will continue as a going concern. The Company incurred a net loss for the nine months ended September 30, 2010 of $2,400,745. If we exclude stock-based compensation charges, debt discounts for warrants and beneficial conversion features in our convertible debt and amortization of expenses related to acquisition-related assets, our adjusted net loss was $1,062,932.  At September 30, 2010, the Company had an accumulated deficit of $28,656,350 which includes non cash charges of $15,176,259 for the early extinguishment of Series A, B and C Preferred Stock in 2007, the issuance of Series D Preferred Stock with a beneficial conversion feature and the write-off of intangible assets related to discontinued operations. The accumulated deficit without these transactions is $13,480,091. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

The Company’s operating subsidiaries, TES and GPI, have consistently operated near a positive cash flow or profitable level. Expenses contributing to the Company’s overall negative cash flow have been primarily related to specific research and development and fund-raising activities which management believes are critical to the Company’s future progress. Management measures operating performance by excluding share-based compensation and amortization of debt discounts from (EBITDA). On this basis, the Company’s adjusted EBITDA was negative $792,772 for the nine months ended September 30, 2010 compared to negative $505,659 for the same period in 2009. The higher loss is attributable to the research and development expenses of $225,000 and costs associated with our fund raising and investor relations activities, which is approximately $200,000. Management believes that the research and development will result in additional revenues and higher EBITDA beginning in 2011.

Management has been able to raise $1,760,000 through a convertible debt offering in the first nine months of 2010; Management has renewed its credit facility, and plans to raise additional capital in 2010 through equity or debt offerings.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and nine months ended September 30, 2010 and 2009, the Company has entered into several non-cash transactions in order to provide financing for the Company in order to conserve cash. The table below shows the transactions that occurred during the periods presented.
	Three Months Ended		Nine Months Ended
	Sept 30		Sept 30
	2010	2009	2010	2009
Stock warrants issued for acquisition	-	$32,000		$32,000
Common stock issued for conversion of Series D Preferred Stock	$192,072	-	$3,101,227	-
Stock issued for conversion of convertible debt	$138,879	-	$331,343	-
Common stock issued for warrant exercises	$32,000	-	$247,261	-
Stock options issued for the purchase of SSI	-	-	$71,671	-

Interest payments for three months ending September 30, 2010 and 2009 were $30,520 and $12,400, respectively. Interest payments for the nine months ending September 30, 2010 and 2009 were $69,796 and $31,186, respectively.

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

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
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

Intangible Assets

The Company evaluates intangible assets and other long-lived assets for impairment (at least on an annual basis for Goodwill) whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Income Taxes

The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September 30, 2010 and December 31, 2009, there were no amounts that had been accrued with respect to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However fiscal years 2006 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. For the periods ended September 30, 2010 and 2009, the Company had potentially dilutive shares related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive due to the net losses.

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

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Segment Reporting and Significant Customer

The Company operated in a single business segment. The Company had no customer for the three months ended September 30, 2010 which accounted for more than 10% of the total revenue.

Research and Development

The Company’s research and development costs are expensed as incurred. Research and development includes costs attributable to a program to improve our monitoring and control system which provides automated management of onsite power generation equipment.  In November of 2010, the Company acquired the assets of Stanza Systems, Inc. (“Stanza”) (See Note 12) which has been performing the research and development for the Company on the Company’s monitoring and control system.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. ASU 2009-13 provides for two significant changes to the existing multiple element revenue recognition guidance. First, ASU 2009-13 deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change in ASU 2009-13 modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of ASU 2009-13, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. ASU 2009-13 is effective no later than fiscal years beginning on or after June 15, 2010, but may be adopted early as of the first quarter of an entity’s fiscal year. Entities may elect to adopt ASU 2009-13 either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2009-13, including the period in which the Company will adopt ASU 2009-13.

NOTE 2 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	Sept 30	December 31,
	2010	2009
Parts	$404,108	$448,618
Work in process	52,603	223,810
Finished goods	323,673	279,402
Obsolescence reserve	(70,000)	(70,000)
Total	$710,384	$881,830

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 3 - NOTES PAYABLE

 Notes Payable consists of the following:

	Sept 30,	December 31,
	2010	2009
Revolving line of credit, prime plus 2.0% with minimum interest rate of 7.5% and due July 25, 2010	$947,558	$607,558
Convertible notes payable, bearing interest at 10%, due May to September 2011	1,300,000	-
Convertible notes payable bearing interest at 10%, due November 2010 to March 2012	490,000	100,000
Promissory Note payable, bearing interest at 6%, due May 31, 2010	-	250,000
Convertible notes payable bearing interest at 8%, payable on demand	235,000	580,000
Secured promissory note payable, bearing interest at 8%, due December 11, 2010	86,612	86,612
Other Loans	23,508	34,205
Less Unamortized Discount	(956,356)	(135,844)
Total	2,126,322	1,522,531
Less current portion	1,906,719	1,438,804
Long -term Debt	$219,603	$83,727

The convertible notes payable due in May and September, 2011 were issued with 1,150,333 detachable warrants to purchase the Company’s common stock at the lesser of $0.60 cents per share or the price of common shares sold in an offering. The proceeds received from these notes were allocated to the convertible notes payable and the warrants’ fair value of $982,354 and $317,636 respectively, with the warrants’ fair value determined using the Black-Scholes method. These notes are convertible at maturity based on the current share price, with a minimum price of $0.30 per share, or, if the Company does an equity raise in excess of $5,000,000, the notes can be converted to the offering. The warrants are not indexed to the Company’s stock, therefore, the warrants are accounted for as derivative liabilities with fair value being determined at each reporting period and any gain or loss being recognized through the statement of operations.

The convertible notes payable due in November to March of 2012 were issued with 1,120,000 detachable warrants to purchase the Company’s common stock at $.25 per share.  The proceeds received from these notes were allocated to the promissory note and the warrants at their relative fair values of $301,418 and $258,582, respectively, with the warrants’ fair value being determined using the Black-Scholes method.  The value allocated to the warrants was recorded as a debt discount and will be amortized into interest expense over the life of the promissory notes.  The note holders will have the option of converting their notes into common stock based on the principal balance plus accrued interest multiplied by 4. This beneficial conversion feature has intrinsic value of $297,430, is recorded as a discount on the debt, and will be amortized to expense over the life of the debt. In the nine months ended September 30, 2010, notes totaling $45,000 plus accrued interest of $2,029 were converted into 282,172 shares of the Company’s common stock.

The convertible notes payable due between June and August 2010 were issued with 1,160,000 detachable warrants to purchase the Company’s common stock at $.01 per share. These warrants were converted on March 31, 2010 and the Company issued an aggregate of 1,140,950 shares of the Company’s common stock.  The proceeds received from these notes were allocated to the promissory note and the warrants at their relative fair values of $390,839 and $189,161, respectively, with the warrants’ fair value being determined using the Black-Scholes method.  The warrants are exercisable through June and August of 2014. The value allocated to the warrants was recorded as a debt discount and will be amortized into interest expense over the life of the promissory notes. The note holders will have the option of converting their notes into common stock based on the fair value of the common stock and if they elect this option they will receive an additional 10 warrants at $.01 for each $1,000 invested in the note.  During the nine months ended September 30, 2010 notes totaling $245,000 and accrued interest $18,218 were converted into 471,232 shares of the Company’s common stock.

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

The Company has a Revolving Line of Credit of $1.0 million.  Borrowings under the Revolving Line of Credit are subject to a borrowing base formula consisting of 75% of the accounts receivable for balances under 90 days plus 50% of the inventories, up to a maximum of $125,000.  The Company has renewed the credit line under the same terms as the prior line with a new maturity date of June 22, 2011.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:
	Sept 30, 2010	December 31, 2009
Accrued Compensation	$238,842	$178,245
Accrued Interest	93,016	34,630
Accrued stock option liabilities	310,000	125,000
Fair Value of stock warrants	239,803	-
Accrued Other	163,066	240,674
Total accrued liabilities	$1,044,727	$578,549

NOTE 5 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reasons set forth below for the three and six months ended September 30:

	Three Months Ended		Nine Months Ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
Continuing Operations
Income taxes at the statutory rate	$(432,316)	$(99,950)	$(840,261)	$(196,665)
Valuation Allowance	347,345	77,336	604,556	177,276
Permanent differences and other	84,971	22,614	235,705	19,389
Total income taxes continuing operations	-	-	-	-
Discontinued Operations
Income taxes at the statutory rate	-	$(468,247)	-	$(498,089)
Valuation Allowance	-	72,909	-	91,390
Permanent differences and other	-	395,338	-	406,699
Total income taxes discontinued operations	-	-	-	-

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company’s temporary differences are attributable to the net operating loss carry forward and depreciation and amortization.

The Company has a net operating loss carry forward of approximately $11,400,000.

The Company may offset net operating loss carry forwards against future taxable income through the year 2030. No tax benefit has been reported in the financial statements as the utilization of the tax benefits related to the carry-
forward is not assured. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

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

In the nine months ended September 30, 2010, investors holding the Series D Preferred Stock elected to convert their holdings into Common Stock using the Volume Weighted Average Price “VWAP” formula as provided for in the offering documents. A total of 407 shares of Series D Preferred Stock elected to convert into common stock receiving an aggregate of 7,421,293 shares of common stock. The weighted average price per share was $0.55. In addition, the Class A and Class B warrants were repriced based on conversion price times 120% and 140%, respectively.

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

NOTE 7 – TREASURY SHARES

On September 30, 2009, the Company offered to the common shareholders that were converted in the Series D Preferred Stock offering the opportunity to exchange the common shares received into units of Series D Preferred Stock. A total of 2,740,000 shares of common stock were repurchased for 137 Units of Series D Preferred Stock and 456,621 detachable Class A Warrants and 456,621 detachable Class B Warrants. This transaction has been accounted for using the Black–Scholes method to determine the value of the Series D Preferred Stock and the detachable warrants. This method resulted in a cost of the treasury shares of $1,370,000, which is the sum of the value of the Series D Preferred Stock of $1,285,553, and the fair value of the warrants of $84,467.

During the first and second quarters of 2010, 42 shares of Series D Preferred Stock were converted and are included in the amount under Note 6. The conversion resulted in the re-issuance of 727,449 shares of common stock out of treasury.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 8 – COMMON STOCK TRANSACTIONS

Stockholders’ equity as of September 30, 2010, reflects the following transactions:

•	The Company issued 7,421,293 shares of common stock for the conversion of the Series D Preferred Stock as described in Note 6 above.

•
The Company’s warrant holders elected to exercise warrants totaling 4,451,655 shares at prices ranging from $.01 to $.35 per share. Most of the exercises were done on a net share basis resulting in actual common stock issuances of 4,107,197 shares.

•	Debt holders also converted $290,000 of Convertible Notes, plus the accrued interest, into 753,404 shares of common stock.

Stockholders’ equity as of December 31, 2009, reflects several transactions resulting in the issuance of common stock. The following is a description of these transactions:

•
The Company issued 200,000 shares as part of the legal settlement with ERBUS. This stock cannot be sold by ERBUS for at least one year as agreed upon in the settlement agreement. The fair value for this stock was $0.20, a fair value of $40,000. This amount was charged to discontinued operations.

•
The Company issued 100,000 shares to a vendor in partial settlement of the accounts payable outstanding. The fair value of the stock was $0.23, a fair value of $23,000. This amount resulted in a $3,620 charge to discontinued operations. The Company has a payable of $25,000 still outstanding at December 31, 2009 to this vendor.

•
The Company issued 500,000 shares to TEWI’s new investor relations firm. The fair value of the stock was $0.33 per share resulting in a fair value of $165,000. Our contract with the investor relations firm is for one year. We will amortize the charge over the one-year period.  Expense for this contract in 2009 was $39,575.

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

NOTE 9 – STOCK OPTIONS

During the nine months ended September 30, 2010, the Company issued an aggregate of 365,000 stock options. These options vest over four years and the value using the Black-Scholes method was $107,521.

The Company issued stock options to employees, consultants and to a note holder in settlement of an outstanding note during 2009. These options were not issued under any plan that required stockholder approval. The Company believes that such stock options align the interest of its employees with the shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company common stock at date of grant.  Options granted to consultants have a five year contractual term. The option granted to employees have from a 3 year contractual term to no expiration date, however we would expect that all options will be exercised within 10 years. All options issued are non-qualified options. There are two options totaling 1,500,000 shares that are guaranteeing a minimum value of $0.25 a share which represents the fair value. For all other options the Company uses the Black-Scholes method to evaluate the options. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at time of grant. Below are the parameters in determining the fair value of these options.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Expected Volatility	75%-142%
Weighted average volatility	135%
Vesting Periods (in years)	0-4
Expected term (in years)	2-5
Expected dividends	0%
Risk free rate	0.5%-2.2%

A summary of activity as of September 30, 2010 and changes during the nine month period then ended is presented below:

		Weighted	Weighted
		Average	Remaining	Grant
		Exercise	Contractual	Date
	Shares	Price	Terms	Fair Value
Outstanding at January 1, 2010	7,045,000	$0.24	9
Granted	365,000	$0.60	4	$107,251
Exercised
Forfeited	(365,000)	0.22
Outstanding at September 30, 2010	7,045,000	$0.25	9
Exercisable as of September 30, 2010	62,500	$0.10	6

As of September 30, 2010, there is approximately $800,000 of unrecognized compensation and share-based expense arrangements which will be charged to expense over the vesting period. These costs will be recognized over the weighted average period of 2.5 years. At September 30, 2010, the aggregate intrinsic value was $1,620,350.

NOTE 10 - COMMON STOCK WARRANTS

The total number of warrants issued for the nine months ended September 30, 2010 was 4,632,994. In the nine months ended September 30, 2010 warrants totaling 4,285,001 were exercised. Also in the six months ended June 30, 2010, due to the conversion of Series D Preferred Stock the detachable warrants are required to be repriced based on the conversion price. The Class A and Class B warrant exercise price would be 120% and 140%, respectively, above the conversion price.  The following table shows the warrants outstanding at September 30, 2010:

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Number of Warrants	Exercise Price	Expiration Date
200,000	$0.01	Jun-2014
66,133	$0.10	Jun-2014
847,500	$0.35	Jan-2012
980,000	$0.25	Dec-2014 -Mar 2015
553,800	$0.50	April-July 2012
67,000	$0.50	Jun-2015
59,994	$0.58	Jan-2013
993,333	$0.60	July -Aug 2015
423,293	$0.61	Jan-2013
183,147	$0.63	Jun-2012
44,256	$0.63	Jan-2013
49,997	$0.65	Jan-2013
333,300	$0.66	Jan-2013
69,993	$0.67	Jan-2013
374,965	$0.70	Jan-2013
439,958	$0.71	Jan-2013
0	$0.75	Sep-2010
158,000	$0.75	Dec-2012
150,000	$0.75	Jun-2015
66,663	$0.76	Jan-2013
333,300	$0.77	Jan-2013
9,999	$0.78	Jan-2013
374,965	$0.81	Jan-2013
33,330	$0.83	Jan-2013
24,998	$0.84	Jan-2013
29,997	$0.85	Jan-2013
16,666	$0.89	Jan-2013
16,665	$0.97	Jan-2013
24,998	$0.98	Jan-2013
29,997	$0.99	Jan-2013
1,289,872	$1.20	Jan-2013
777,135	$1.25	Jan-2013
1,289,872	$1.40	Jan-2013

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

The Company has recorded the loss on the settlement based on the recorded value of the assets and the fair market value of the common stock to be approximately $187,213 at December 31, 2009. The settlement agreement was effective as of November 1, 2009. In conjunction with the decision to discontinue this business, the Company took non-cash impairment charge on intangible assets of $1,146,087 at September 30, 2009. For the three months ended September 30, 2009 there was no revenue and the net loss from the operations of TEDI was $1,191,564. For the nine months ended September 30, 2009 the revenue and net loss was $19,949 and $1,279,334, respectively. At September 30, 2010, there are no assets on TEDI books and there is $47,312 of accounts payable that will be paid by the parent company.

Titan Energy Worldwide, Inc.
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 12 – SUBSEQUENT EVENT –ACQUISITION

On November 1, 2010, the Company acquired the assets of Stanza Systems, Inc. (“Stanza”) a software development company specializing in smart –grid applications. Stanza is presently working on the development of the Company’s monitoring system. The purchase price includes cash of $175,000 and assumed liabilities of $592,000.  In addition, certain debt holders of Stanza have accepted 213,333 shares of the Company’s common stock with a fair value of $96,000 based on the closing price at November 1, 2010.  Under this agreement if annual sales for the years ending December 31, 2011 or 2012 exceeds $3,000,000 they will receive another 213,333 shares and if sales exceed $5,000,000 in either of those years these debt holders would receive 426,666 shares. The Company has not assigned a value to these contingent payments. The revenue for Stanza for the ten months ended October 31, 2010 totaled $913,825 which includes $270,000 of payment by the Company for development of its monitoring system. Stanza’s operating results will be included in our financial statements for the fiscal year ended December 31, 2010.  Management believes that there is an immediate need in the current marketplace for a more advanced monitoring system for onsite power generation, and that the acquisition of Stanza will allow the Company to speed this technology to market thereby offering us a distinct competitive edge over other providers in the onsite power generation market.

NOTE 13 –SUBSEQUENT EVENT – CONVERTIBLE DEBT

During the month of October 2010, the Company issued two additional convertible promissory notes for a principal value of $350,000. These notes bear interest at 10% and mature one year from issue date. Each note has detachable warrants of 350,000 with a strike price of $.60 per share or the Qualified Offering Price of a subsequent equity offering with gross proceeds of $5,000,000 or more.

The Company has performed a review of events subsequent to the balance sheet date, and, except for the matters described in this Note 13 and in Note 12, above, no other matters require disclosure.

ITEM 2. Management’s Discussion and Analysis and Results of Operations.

Statements included in this Management’s Discussion and Analysis and Results of Operations, and in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us, and (ii) the lack of resources to maintain our good standing status and requisite filings with the SEC.  The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

In 2009, we acquired the Industrial and Service Division of RB Grove, Inc., a 52-year-old power generation provider located in Miami, Florida.  This company is now called Grove Power Inc. (“GPI”) and is responsible for our expansion throughout the Southeastern United States, the Caribbean and Central America.

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

On November 1, 2010, we acquired the assets of Stanza Systems, Inc. (“Stanza”) a software development company specializing in smart –grid applications. They are presently working on the development of our monitoring system for onsite power generation.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Sales

Sales for the three months ended September 30, 2010 were $3,023,115 compared to $3,353,291 for the three months ended September 30, 2009.  This decrease is attributable to delays in shipping significant levels of product in this quarter due to market factors beyond our control, which resulted in lower sales.  We have orders for shipments of equipment in the fourth quarter which will return our sales to normal levels. At October 31, 2010, our backlog of equipment orders, which is a measure of purchase orders received but not shipped, totaled approximately $6.0 million, the highest in our history.  Service sales, which are to some extent dependent on new equipment sales, grew slightly from $920,086 in the three months ended September 30, 2010, compared to $902,532 for the same period in the prior year. This slight increase was attributable to energy audit contracts we received through our subsidiary Sustainable Solutions, Inc. (“SSI”).

Cost of Sales

Cost of sales was $2,226,398 for the three months ended September 30, 2010 compared to $2,469,147 for the three months ended September 30, 2009. In 2009, we reclassified cost of sales to only include the costs directly related to the equipment or services sold. Management believes that this type of classification is more consistent with reporting made by other companies in our industry. Cost of sales as a percentage of sales was 73.6% for the three months ended September 30, 2010 and the same percentage for the three months ended September 30, 2009.  The gross margin on our service contracts was 52.0% compared to 53.7% for the three months ended September 30, 2010 and 2009, respectively.

Selling and Service Expenses

Selling and service expenses includes all sales and service personnel, benefits related to these personnel and other costs in support of these functions. The selling and service expenses were $585,766 for the three months ended September 30, 2010, compared to $400,077 for the corresponding period in the prior year. The increase in selling and service expenses is primarily attributable to the addition of the New York office which was acquired in November of 2009, which added $90,000 to our cost. In addition, we increased the service personnel in TES and GPI to properly manage the service business. In the three months ended September 30, 2010 and 2009 increased personnel cost accounted for approximately $68,000 of the higher selling and service cost.  Management believes that these new personnel will soon contribute to higher sales in the Company.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facilities and office functions. We believe that these support functions allow us to look at the profitability of each subsidiary on a standalone basis. General and administrative expenses were $322,344 for the three months ended September 30, 2010, compared to $316,066 for the three months ended September 30, 2009, a slight increase of $6,278.  The addition of the New York sales office contributed an additional $23,700 to the general and administrative cost. This increased cost was offset by lower charges in bad debts in 2010 compared to 2009.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being an SEC registrant. Corporate overhead for the three months ended September 30, 2010 was $375,673 compared to $231,564 for the three months ended September 30, 2009. The increase in costs was primarily attributable to fund raising work and activities related to the evaluation of potential acquisitions. In the quarter ended September 30, 2010, we raised over $1.0 million in convertible debt. The higher costs were attributable to advisors and travel costs which increased by approximately $150,000 for the quarter. We believe that these costs will decline in the fourth quarter.

Research and Development

We entered into a contract in June 2010 with a third party to enhance our monitoring system to be able to provide better information to our customers on the condition and operations of their generating equipment.  This program will assist us in entering the demand response market, which is part of our long–term strategy.  The expense for the three months ended September 30, 2010 was $180,000. The company that was developing this software package, Stanza, was acquired by us on November 1, 2010. It is estimated that the total cost of this software package will be approximately $400,000. Management believes that the acquisition of Stanza provides us with quality monitoring technology what will enhance our ability to service our customers as well as give us a significant competitive edge in our marketplace.  There were no research and development expenses for the same period in the prior year.

Share-Based Compensation and Payments

This caption represents the costs associated with stock or stock options as a form of payment. These costs are non-cash charges and are based on actual stock price at the time of payment or through Black-Scholes calculations. In return for helping us achieve record sales levels and profitability at the subsidiary level, all of our employees received stock options for the first time in 2009. The fair value costs recognized in the three months ended September 30, 2010 were approximately $117,000. Most of these options were granted on November 12, 2009. We also granted stock options and stock awards to investor relations professional associates in the fourth quarter of 2009.  The total expense for the investor relation professionals in the three months ended September 30, 2010 was approximately $105,983. This expense will reduce significantly after this quarter.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented primarily by our customer lists. The expense for the three months ended September 30, 2010 was $58,619 compared to $43,689 in the three months ended September 30, 2009. The higher costs are due to the acquisition of our New York office and SSI.

Other Expenses

Net interest expense for the three months ended September 30, 2010 was $58,863 compared to $29,394 for the three months ended September 30, 2009. The higher interest expense was attributable to convertible promissory notes and a higher short–term credit balance. The convertible promissory notes have warrants attached and therefore, under generally accepted accounting principles, we allocated a portion of the proceeds to the warrants, which results in a discount to the outstanding debt. In addition, some of these notes have a beneficial conversion feature that is also treated as a debt discount. The amortization of debt discount and financings costs for the three months ended September 30, 2010 was $305,170 compared to $45,044 for the three months ended September 30, 2009, which had lower convertible debt outstanding. The warrants related to the borrowings in this quarter are treated as derivatives under generally accepted accounting principles. This treatment requires us to adjust the carrying value to fair market at the end of each reporting period. This adjustment resulted in recognizing a gain of $77,843 for the quarter ended September 30, 2010.

Discontinued Operations

In 2009, management decided to discontinue the primary business of our TEDI subsidiary which manufactured and marketed a mobile utility system.  This decision was based on management's assessment that the market for this type of product had greatly decreased due to changes in the economy and funding from FEMA-type programs as well as the unavailability of company resources which would be required to market this product.  Also in 2009, we were served with a lawsuit that alleged Titan Energy had violated a confidentiality agreement with another manufacturer for these mobile utility units. Since we had already decided to discontinue these operations and rather than incur the legal and related expenses of going to trial, management agreed to settle the lawsuit without admitting any wrongdoing by some people.  Pursuant to the terms of the settlement we gave the plaintiff certain inventory, fixed assets and intellectual property related solely to our mobile response unit, and 200,000 shares of common stock that will be restricted for one year. The loss of $185,633 was recorded in the third quarter of 2009.  In addition, we had an impairment of our intangibles, including our customer list and goodwill related to this business, and recorded a non-cash charge of $1,146,087 at September 30, 2009. For the three months ended September 30, 2009, there was no revenue and net loss of TEDI was $45,477.

Net Loss

Net loss for the three months ended September 30, 2010 was $1,235,190, or $0.05 per basic and diluted share, compared to a net loss from continuing operations of $189,033, or $0.01 per basic and diluted share, for the three months ended September 30, 2009. However, in order to better understand the cash flow of our operations, management looks at non-GAAP net loss which excludes stock-based compensation charges, debt discounts for warrants and beneficial conversion features in our convertible debt and amortization of expenses related to acquisition-related assets.  Our non-GAAP net loss for the three months ended September 30, 2010 was $769,614 or $0.03 per basic and diluted share, compared to a non-GAAP net loss of $119,874 or $0.01 per basic and diluted share, for the three months ended September 30, 2009. Please refer to the section below entitled "Use of Non-GAAP Financial Measures" for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with GAAP.

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

•
We do not acquire intangible assets on a predictable cycle. Our intangible assets relate solely to business acquisitions. Amortization costs are fixed at the time of an acquisition, and are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition.

Pursuant to the requirements of the SEC, we have provided below a reconciliation of each non-GAAP financial measure used to the most directly comparable financial measure prepared in accordance with GAAP. These non-GAAP financial measures are not prepared in accordance with GAAP. These measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income (loss) or net income (loss) per share in accordance with GAAP for the three months ended September 30:

	2010	2009
GAAP Net Loss	$(1,235,190)	$(189,033)
Adjustments add back:
Share-based compensation and payments	223,314	-
Amortization of debt discount	283,450	45,004
Fair value adjustment of warrants	(77,843)	-
Amortization of intangibles	36,655	24,654
Non-GAAP Net Loss	$(769,614)	$(119,345)
Weighted average shares	26,028,069	13.051,839
Basic and diluted loss per common share	$(0.03)	$(0.01)

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Sales

Sales for the nine months ended September 30, 2010 were $10,042,580 compared to $7,125,647 for the nine months ended September 30, 2009.  The increase in sales is attributable to sales by GPI and the New York office, which were acquired in June and November of 2009, respectively. These two acquisitions accounted for approximately $2,830,000 of the increase in sales. TES sales growth was impacted by the delay in shipment in the third quarter by a major customer as mentioned under the explanation for the three months sales decline.

Cost of Sales

Cost of sales was $7,248,987 for the nine months ended September 30, 2010 compared to $5,220,179 for the nine months ended September 30, 2009. In 2009, we reclassified cost of sales as described above in the three months comparison. Cost of sales as a percentage of sales was 72.2% for the nine months ended September 30, 2010 compared to 73.3% for the nine months ended September 30, 2009.  The improvement in cost of sales was primarily attributable to higher margin in equipment sales in all of our subsidiaries.

Selling and Service Expenses

Selling and service expenses includes all sales and service personnel, benefits related to these personnel and other costs in support of these functions. The selling and service expenses were $1,603,280 for the nine months ended September 30, 2010, or 16.0% of sales, compared to $914,792 or 12.8% of sales, for the nine months ended September 30, 2009. The increase in selling and service expenses of approximately $688,500 is primarily attributable to the inclusion of GPI and the New York sales office for the nine months ended September 30, 2010. The remainder of the increase is the addition of sales support personnel.

General and Administrative Expenses

General and administrative expenses were $801,082 for the nine months ended September 30, 2010, compared to $673,083 for the nine months ended September 30, 2009, an increase of $127,999.  The increase was primarily attributable to the acquisition of GPI, which was acquired June 1, 2009 and contributed approximately $145,000 in additional general and administrative expenses. The addition of the New York sales office contributed an additional $50,000 to the general and administrative costs.  We were able to lower TESI general and administrative expenses by 6%.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being an SEC registrant. Corporate overhead for the nine months ended September 30, 2010 was $906,236 as compared to $812,863 for the nine months ended September 30, 2009, an increase of $93,373. This increase is explained under the three months comparison.

Research and Development

The research and development expense for the nine months ended September 30, 2010 was $225,000.  We had no research and development expense in the prior year. As explained in the three-month comparison above, we acquired the assets of Stanza, a company which had been developing the software for our monitoring system.

Share-Based Compensation and Payments

In return for helping us achieve record sales levels and profitability at the subsidiary level, all of our employees received stock options for the first time in 2009. The compensation costs recognized in the nine months ended September 30, 2010 were approximately $350,000.  Most of these options were granted on November 12, 2009. We also granted stock options and stock awards to our legal and investor relations professional associates in the fourth quarter of 2009.  The total expense in the nine months ended September 30, 2010 and 2009 was approximately $309,000 and $19,000, respectively.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented primarily by our customer lists. The expense for the nine months ended September 30, 2010 was $173,771 compared to $120,838 in the nine months ended September 30, 2009. The higher costs are due to the acquisitions of GPI, SSI and our new sales office in New York.

Other Expenses

Net interest expense for the nine months ended September 30, 2010 was $151,976 compared to $120,938 for the nine months ended September 30, 2009. As explained under the three months comparison, the convertible debt issued by us resulted in accounting for fair value of the warrants and any beneficial conversion feature as debt discount. The amortization of debt discount and financing costs for the nine months ended September 30, 2010 was $700,668 compared to $51,011 for the nine months ended September 30, 2009. The fair value adjustment relates to warrants issued during the third quarter accounted for as derivatives which require revaluing the warrants at the end of each reporting period.

Discontinued Operations

As explained under the three months discussion above, we discontinued the operations of TEDI in 2009. For the nine months ended September 30, 2009, the revenue and net loss of TEDI was $19,825 and $133,247 respectively.

Net Loss

Net loss for the nine months ended September 30, 2010 was $2,335,156, or $0.11 per basic and diluted share, compared to a net loss from continuing operations of $750,882, or $0.05 per basic and diluted share, for the nine months ended September 30, 2009. Excluding stock-based compensation charges, debt discounts for warrants and beneficial conversion features in our convertible debt and amortization of expenses related to acquisition-related assets, non-GAAP net loss for the nine months ended September 30, 2010 was $1,062,932 or $0.05 per basic and diluted share, compared to a non-GAAP net loss of $626,405 or $0.04 per basic and diluted share, for the nine months ended September 30, 2009. Please refer to the section below entitled "Use of Non-GAAP Financial Measures" for a reconciliation of non-GAAP measures to the most directly comparable measure calculated and presented in accordance with GAAP.

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

	2010	2009
GAAP Net Loss	$(2,400,745)	$(750,882)
Adjustments add back:
Share-based compensation and payments	659,401	18,750
Debt discount	646,291	40,763
Fair value adjustment for warrants	(77,843)	-
Amortization of intangibles	109,964	64,964
Non-GAAP Net Loss	$(1,062,932)	$(626,405)
Weighted average shares	21,574,008	14,828,883
Basic and diluted loss per common share	$(0.05)	$(0.04)

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss for the nine months ended September 30, 2010 of $2,400,745.  Excluding non-cash items, our adjusted net loss was $965,121.  At September 30, 2010, we had an accumulated deficit of $28,656,350 which includes non-cash charges of $15,176,259 for the early extinguishment Series A, B and C Preferred Stock in 2007, the issuance of Series D Preferred Stock with a beneficial conversion feature, and the write-off of the intangibles related to discontinued operations. The accumulated deficit without these transactions would have been $13,048,091. We intend to continue to find ways to expand our business through increasing equipment and service sales in existing territories and possibly through completing planned acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future as we expand our business.

During the nine months ended September 30, 2010, cash used by operations was $958,003.  Our operating subsidiaries, TES and GPI, have been operating at or near a cash flow positive level.  In the third quarter of 2010 we incurred some one-time expenditures related to our research and development, acquisition deposits plus costs in raising funds, totaling approximately $500,000. The remainder of loss is due to our decision to invest more people in our business and the lower sales for the quarter. During the nine months ended September 30, 2010, we used cash for investing activities of $142,791 primarily for the acquisition of our New York sales office and to establish a new office for our Florida operations. Cash provided by financing activities during the nine months ended September 30, 2010 was $1,607,863. This included $1,760,000 through convertible debt offerings. Some of these proceeds had been used to pay off debt that was provided in the acquisition of GPI and some of the one year convertible loans issued in June of 2009. We also have borrowed from our credit line. This line has been renewed with a maturity date of June 22, 2011. The credit line was renewed with the same terms.

At September 30, 2010, we had $552,470 in cash and short-term investments.  Our credit facility has been renewed with a new maturity date of June 22, 2011. We also believe that, with our higher stock value and our ability to raise funds, combined with our effort to improve the profitability of our subsidiaries and control our expenses, we will have adequate cash flow to operate our business over the next year.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file with or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is effective in ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

None.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    (Removed and Reserved).

ITEM 5.    Other Information

On October 1, 2010, we moved our principal executive offices to: 55820 Grand River, Suite 225, New Hudson, Michigan 48165.

ITEM 6.    Exhibits

Exhibit No.	Description

10.1	Asset Purchase Agreement by and among Titan Energy Development, Inc., Titan Energy Worldwide, Inc., Stanza Systems, Inc. and the Shareholders of Stanza Systems, Inc., dated as of November 11, 2010.

10.2	Employment Agreement with George Wren, as Chief Technology Officer and Vice President of Strategy of the Company, dated as of October 20, 2010.

10.3	Agreements between the Company and certain Noteholders of Stanza Systems, Inc. for the assumption of the Notes by the Company, dated as of October 14, 2010.

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

TITAN ENERGY WORLDWIDE, INC.

Dated: November 15, 2010	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer

Dated: November 15, 2010	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Asset Purchase Agreement by and among Titan Energy Development, Inc., Titan Energy Worldwide, Inc., Stanza Systems, Inc. and the Shareholders of Stanza Systems, Inc., dated as of November 11, 2010.

10.2	Employment Agreement with George Wren, as Chief Technology Officer and Vice President of Strategy of the Company, dated as of October 20, 2010.

10.3	Agreements between the Company and certain Noteholders of Stanza Systems, Inc. for the assumption of the Notes by the Company, dated as of October 14, 2010.

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