Form 10-K
period 2010-12-31
Titan Energy Worldwide, Inc.
filed 2011-04-06
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No. 000-26139

Titan Energy Worldwide, Inc.

Nevada	26-0063012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55820 Grand River Avenue, Suite 225, New Hudson MI 48165
(Address of principal executive offices) (Zip Code)

Company’s telephone number, including area code: (248) 264-1900
Securities registered under Section 12(b) of the Exchange Act: None.

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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter):      $11,448,667

Indicate the number of shares outstanding of the Company’s classes of common stock as of April 5, 2011: 30,720,996 shares.

Documents incorporated by reference: None.

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

Overview

We are a provider of onsite power generation, energy management and energy efficiency products and services that help support and improve the performance of our nation’s electrical utility grid. We specialize in the deployment of power generation equipment at the consumer’s facility and the integration of that equipment through monitoring and communication systems into a variety of programs that are designed to help support the performance and integrity of the utility’s electrical grid.  These onsite power generation systems support a customer’s critical operations during times of power failure and can serve as demand reduction resources to reduce energy usage and decrease demand on the electrical grid during peak periods. When managed with intelligent monitoring systems and controls, Titan’s programs offer a vital and significant contribution to the development of the nation’s Smart Grid. We contribute the tools and resources to produce immediate and long term improvements in the performance and stability in the energy production and transmission segments of the electrical grid and reduce the need for new power plants.  We believe that our ability to combine the value of onsite power generation solutions with energy efficiency, demand response and asset management services is nearly unprecedented in our industry and  makes the Company more competitive and better able to meet the needs of our customers.

We provide our products and services to industrial, commercial and government customers throughout the U.S. We have more than 1,000 customers representing more than 5,000 generators at locations across the country.  Our customers include utilities, major national retailers, telecommunications companies, banks, data centers, grocery stores, hospitals and other health care facilities, schools and colleges, property management companies, government and military facilities, manufacturers, retail stores among others.

Since our inception, we have grown substantially. We began with one office providing emergency and back-up power in 2006 and have expanded to more than 11 states which are serviced by seven regional offices.  We also have developed a growing international business with sales to the Caribbean, Central and South America. We have expanded our maintenance and service programs for power generation assets and now offer remote monitoring and technologies that support interruptible rate programs for several of our customers.

We reported gross sales revenues of $14 million in 2010, a 32% increase from the previous year.  As discussed in more detail below, about 72% of these revenues were from the sale of power generation equipment and 28% from our service programs. We have significantly grown our service business which for the most part consists of recurring revenue service contracts to maintain and manage our customers’ power generation assets.

Currently, we are operating at a net loss from continuing operations, which was $3,674,120 in 2010.  Our cash out flow from operations was approximately $665,009 for 2010.   The Company believes the EBITDA is a better indicator of our liquidity position which is calculated by adjusting our cash out flow by the changes in operating assets and liabilities and reducing it by interest expense. Our 2010 EBITDA is $1,402,654. Management believes that the company can be EBITDA positive in 2012. Our computation of EBITDA, a non-GAAP measurer is set forth in the Management’s Discussion and Analysis–Liquidity and Capital Resource section of this report.

At December 31, 2010, we had $968,412 in cash and short-term investments. The Company will need to raise additional funds and/or reduce its cash related expenses during the year to have sufficient cash to operate the business.

Significant Recent Developments

The following developments were critical to building our business:

•
In November of 2010, we acquired a software development company called Stanza Systems, which had been previously developing Titan’s remote monitoring technology.  Stanza has also held contracts with BP, Itron, and other companies in the energy industry.  The acquisition of Stanza not only places the monitoring and control systems for onsite power generation within ownership of Titan Energy, but gives Titan a professional team to carry out the development of this proprietary technology.

Titan’s monitoring and control technology is an important part of our overall program.  We see a growing need for better monitoring, improved information from onsite power systems and more sophisticated controls for managing these power assets in their role as emergency backup systems and key elements in a variety of demand response programs.  Our monitoring and control systems will allow customers, other service providers and utilities to better manage onsite power assets, demand response and energy management programs, by delivering greater levels of information, stronger preventative maintenance capabilities and quick, efficient and reliable control systems.

We plan to expand all areas of our business through several initiatives, including increasing our equipment sales; increasing the proportion of our revenues that comes from recurring service contracts; increasing our business in energy efficiency; increasing our market share in power generation through our subdealer program and through strategic and accretive acquisitions; improving our technology offerings in order to create more efficient programs for our customers; expanding the lines and types of energy saving equipment we offer our customers; increasing our sales of renewable energy technologies and expanding the territories where we sell these products; and becoming more involved in managing demand reduction programs for our utility and end-user customers.  These initiatives are discussed in more detail in the Strategy section of this report.

Background

The Management of Titan Energy considers our role in energy management and in the development and operation of the nation’s Smart Grid to be one that can have an immediate and long-lasting impact on the function and stability of the national electrical grid.  To appreciate how our business operates within the complex electrical power industry requires some background on the power industry, the Smart Grid, and the regulatory organizations that influence our business.

The Electric Power Industry

According to the U.S. Department of Energy (DOE), the U.S. electricity industry has grown to more than $300 billion over the last decade.  The electrical utility grid has not kept up with the growth in demand for power. While energy consumption has actually declined the last few years, according to the North American Electric Reliability Council, demand for electricity is expected to increase over the next 10 years by approximately 18% in the United States, while generation capacity is expected to increase by only 6%. Another way of looking at this is that since 1982, growth in peak demand for electricity – driven by population growth, bigger houses, bigger TVs, more air conditioners and computers – has exceeded growth by almost 25% every year. As a result, in North America the margin between electric supply and demand is projected to drop below minimum target levels over the next few years.

In simplified terms, the utility system can be thought of in terms of two segments: energy production and transmission/distribution.  Utilities have been constrained in their ability to invest in new power production plants needed to meet this projected growth by a restrictive regulatory process, the increased burden of environmental constraints and a lack of government and public support for long-term, major capital infrastructure projects. This has increased the strain on the existing electric power grid and, combined with higher costs to produce electricity, has caused the price of electricity to increase in nearly all areas of the country, especially during peak demand periods.

Challenges at the level of production are mirrored on the transmission side of the electrical power grid. Under-investment in the transmission infrastructure required to deliver power from centralized power plants to end-use customers has resulted in an overburdened electric power grid. This periodically prevents the transport of the lowest cost power to constrained areas, which can affect reliability and cause significant economic impact.  For example, although a base load power plant might have sufficient capacity, if the grid is underdeveloped for delivery, it will result in congestion on the grid.  When there is congestion on the grid, the grid operator might call upon a generating plant to operate based on its ability to alleviate the congestion (its location).  If the called-upon generator is a peaking plant the cost of energy will be higher.  Not only does this increase the cost of energy during non-peak times, when a peaking event occurs the capacity intended for peaking is already being used.

This under-investment in generation and transmission, coupled with a growth in electricity consumption, has led to an increased frequency of brownouts (when power delivery is severely reduced) and blackouts (when power delivery is completely disrupted), which results in lost productivity, loss of perishable goods, and other major problems.

This environment of increasing demand coupled with inadequate resources has generated a strong awareness and growing need in the marketplace for products and services in our strategic growth areas of Emergency and Back-up Power, Power Generation Maintenance Programs, Distributed Generation and Alternative Energy Services.

Electrical Utilities, ISOs and RTOs

A key market for Titan Energy are the utilities, including the growing number of co-operatives, aggregators, and the independent system operators, referred to as ISOs, and regional transmission organizations, or RTOs.  Historically, electric utility companies were formed in North America as regulated monopolies to manage the capital intensive, mission critical service of delivering electricity to end-use customers.  ISOs and RTOs have been formed in some markets to take control of the operation of the regional power system, coordinate the supply of electricity, and establish fair and efficient markets. In these restructured markets, utilities continue to own and maintain their generating plants and transmission and distribution lines, but now independent power generators and electricity suppliers are allowed to openly compete in the market as well.

Titan Energy often works closely with utilities and cooperatives when it comes to interfacing between a customer’s power generation systems and the electrical grid.  We also provide energy audits and efficiency programs for the utilities to their customers.  When it comes to demand reduction programs we often work with the utility provider to ensure that a customer is meeting the requirements of the rate savings program that the utility sponsors.

The Role of New Technology in the Future of the Electrical Grid

Technological advances are beginning to have a profound impact on how the electrical grid operates and how it is envisioned to function in the future.  Indeed, the success of energy efficiency programs and demand response will in many ways be measured by the ability to meet the challenges presented by an electrical utility system that is not technologically efficient or controlled.  In particular, key developments have come in the way of metering, web-based tools and applications and communication protocols.

The Smart Grid

While definitions of what constitutes a Smart Grid vary, nearly all attempts to describe the Smart Grid include one key element: the need to provide accurate and reliable communication of information.  Through monitoring, automated reporting and validation, the Smart Grid can begin to have the multitude of effects that it promises to all sectors of our economy.

For the most part, the electrical utility grid that we have been referring to is not exceedingly “smart.”  The foundation of the transmission system consists of decade’s old technology that oftentimes requires customers to notify the utility of power outages, costly truck rolls to read electrical meters, and inefficient load profiles of electrical consumption. Too often utilities learn of a power outage only when a customer calls, and we still lack the intelligence to prevent many problems and disasters even when we see them coming.  However, billions of dollars, dozens of utilities and hundreds of companies are dedicated to finding a way to bring a new level of intelligence, communication and efficiency to the electrical utility grid.  In fact, many believe the utility grid holds the same if not greater promise as the Internet in our future.

Electric utilities are under increasing economic, regulatory, environmental and societal pressure to deploy open standard based smart grid technologies to more efficiently serve their customers and the public at large.   Likewise, FERC has been directed by Congress to adopt standards and protocols over Smart Grid technologies and FERC has committed to implement rate treatment policies that support investments in Smart Grid technologies.   On July 16, 2009, FERC issued a Policy Statement for development of key standards for Smart Grid devices and systems and an interim rate.  (Source: Smart Grid Policy, 128, FERC ¶ 61,060 (2009))   We are enthusiastic about the opportunities this creates for Titan and our customers.

The economic advantages of having a more intelligent electrical grid are numerous. The U.S. electric power system is designed to be 99.97% reliable. While this sounds good in theory, in practice this error rate translates into interruptions in the electricity supply that directly or indirectly cost American consumers an estimated $150 billion a year (Source: DOE, “The Smart Grid: An Introduction”).  Smart Grid technologies could reduce power disturbance costs to the U.S. economy by $49 billion per year. (Source: Electric Power Research Institute (“EPRI”), “Electricity Sector Framework for the Future”).

EPRI estimates $1.8 trillion in annual additive revenue by 2020 with a substantially more efficient and reliable grid. Delivering the electrical power generated today by more efficient means can greatly reduce the need to build out new power plants by between $46 billion and $117 billion over the next twenty years. Widespread deployment of technology that allows businesses to more easily control their power consumption could add $5 billion to $7 billion per year back into the U.S. economy by 2015, and $15 billion to $20 billion per year by 2020. According to the EPRI’s same report, distributed generation technologies and smart, interactive storage capacity could add another $10 billion per year to the U.S. economy by 2020.

Titan Energy considers itself to be a key participant in the Smart Grid development and implementation, a company that can contribute solutions, new technologies and results that will benefit the utilities and customers alike.

Demand Response Programs

As defined by FERC, Demand Response is “changes in electricity use by demand side resources from their normal consumption patterns in response to changes in the price of electricity, or to incentive payments designed to induce lower electricity use at times of high wholesale prices or when system reliability is jeopardized.” (Source: 2011 FERC Assessment of Demand Response and Advanced Metering)

Demand Response is a resource that is utilized to mitigate the effects of peak demand, those times when the load on the grid outstrips either production or transmission capacity or creates negative pricing effects.  According to the DOE, the majority of operational problems on the electrical grid occur during times of peak demand. These periods of peak load occur relatively infrequently, less than 1% of the time, yet are responsible for the economic impact of power failures as well as the utility’s need to build additional infrastructure or buy expensive energy to meet the need during these relatively rare periods.

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

As the electric power industry confronts these many challenges, demand response has emerged as an important solution to help address the imbalance in electric supply and demand. For example, the Energy Policy Act of 2005 declared it the official policy of the United States to encourage demand response and the adoption of devices that enable it.  The role of demand response as an electrical utility load control resource has increased as the feasibility of building new production facilities or transmission lines has lessened. As a result, greater and more specific support has been forthcoming from government and regulatory agencies for demand response.

The National Action Plan on Demand Response  published by FERC in 2010 “aspires to maximize the amount of cost-effective demand response resources that can be developed and deployed in the United States.”  This plan sets forth requests  to support the development of new tools and communications  procedures to make DR program more effective and facilitate its implementation in additional markets. In addition, FERC has been looking at the disparity in demand response pricing structures across different ISOs and utilities and questioned whether these pricing structures are adequate to support the development and implementation of DR programs.  In response to these findings, FERC has requested that providers compensate DR. A number of  other proposed rules and orders have been issued which could benefit Titan and other DR providers.

Over the past 10 years, demand response has become such an important resource in helping to maintain the electrical utility grid, that some have gone so far as to proclaim that demand response will evolve beyond its current role in load curtailment to fundamentally change how electricity is produced, transported and consumer.  (Source: 2010 ACEEE Summer Study on Energy Efficiency in Buildings) Already demand response programs have had an impact on price stability, reliability and operations in the bid-based organized markets.

In other words, demand response is evolving from a capacity resource, which is used primarily to shave peak load in order to keep the lights on, to an energy resource that is used primarily to operate the power system more efficiently and reduce the price of electric for all customer (Source: 2010 ACEEE Report).  While great progress has been realized, future progress will depend on a number of factors, including customer education, better means to track, measure and verify performance, and the development of enabling technologies including advanced metering and the associated communications infrastructure.  In essence, this is the goal of a smart gird.  The enabling technology that will allow for these changes will be advanced power use metering and two-way communication between utilities and customers.

More than 500 entities are currently offering demand response programs in the U.S.  and the potential demand response resource contribution from all programs is estimated to be more than 58,000 MW or about 7.6% of U.S. peak demand.  This is an increase of about 17,000 MW from 2008.  The regions with the largest demand response resources are the Midwest, MidAtlantic, and the Southeast regions.

Interruptible Rate Demand Response

There are many classifications of demand response including: Emergency Demand Response, Interruptible Rate, Direct Load Control, and Load as Capacity Resources.  (Source: FERC 2011)  These four programs account for 79% of the total US peak load reduction program.  Emergency DR accounts for 24% of the peak load reductions, Interruptible Rate for 21%, Direct Load for 16% and Capacity programs for 15%. The 2011 FERC study reported that Interruptible Rate DR will show the greatest increase between the years of 2011 to 2015 and be the leading demand response resource of all programs.

Direct Load Control and Interruptible Rate are perhaps the oldest DR programs, dating back to the late 1960’s. Direct Load Control is most often offered to residential and small commercial customers to control appliances such as air conditioning, heating and pool pumps during peak periods. In most cases, the utility or DR Service provider controls these appliances on behalf of the customer.  Interruptible Load programs, which are most often offered to industrial customers, differ from Direct Load Control in that the customer rather than the utility manages the load curtailment.  In this case, during a peak events, the customer chooses to reduce its power consumption by turning down or off devices or by switching its electricity source to onsite power generation.  The advantage of interruptible rate programs is that while the number of industrial customers who can participate are fewer, the industrial base offers a higher total load reduction potential than residential customers.  (Source: FERC 2011).

One of the most available and productive sources of Demand Reduction is the on-site power generator. The DOE estimates that there are more than 192 GW of potential demand reduction capability in onsite power generation currently installed in the United States (Source: Backup Generators (BUGS): The Next Smart Grid Resource, April 10, 2010). It is likely that generators will remain the on-site generation system of choice for many years to come.  Developments in the design of diesel and other generators have produced a new echelon of engine powered generators that are cleaner, quieter and more environmentally friendly. Power generators as a demand response resource have environmental benefits as well.  The DOE also provides data to support the conclusion that the use of onsite diesel power generators in a demand response program would produce fewer pollutants than gas powered peaking plants.

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

Distributed generation assets are typically consumer-owned and rely on a range of generation technologies that deliver electricity directly to the consumer. Generators, photovoltaic panels and small-scale wind turbines are familiar examples. While it is expected that the number of wind and solar power systems will increase, Management believes that generators will remain the distributed power generation system of choice for many years to come due to reliability, cost factors, availability of materials, regional climatic factors and changing financial incentives.  Most importantly, many renewable power sources such as wind and solar, cannot be relied upon to provide power during an emergency due to the unpredictability of wind and sunlight.

Demand response programs aimed at reducing peak load by having onsite generators (called “peak shaving generators”) provide a facility’s electrical power can have economic benefits for both the utility and the consumer.  In many cases, peaking generators only need to run a few hours a year when the load on the grid is at its highest or when energy costs are as high as $1000 per megawatt hour (MWh) to generate (Source: Electricity Advisory Committee's report, “Keeping the Lights On in the New World”). In the longer term, the use of demand response / load management programs as a power generation resource avoids the expense of building peak generation infrastructure.

A Smart Grid that connects distributed generation through monitoring and diagnostics also improves asset management and can extend the life of expensive equipment and power generation systems. At the same time, certain technologies will allow the grid to better adapt to the dynamics of renewable energy and distributed generation, helping utilities and consumers more easily access these resources. Titan is dedicated to deploying available Smart Grid applications that can achieve demand reduction, communicate peak prices to consumers so as to allow better decision making, and integrate consumer storage, distributed generation and smart building controls with the goal of peak reduction and significant energy savings.

Energy Efficiency Programs

Energy efficiency refers to long lasting technology measures that produce the same or better levels of energy services (e.g. lighting, air conditioning, heating, motor derived power) using less energy.  Energy efficiency does not necessarily entail sacrifice or reduction in an end user’s environment or operations; rather installation of energy efficient measures results in the same or better level of energy services.  In many states and regions, the adoption of these measures is often supported by rebates and financing.   Other energy efficiency measures include appliance standards and building codes that require construction, design and operational standards that build in energy efficiency.

Energy Efficiency and Demand Response

Energy efficiency and demand response are closely related concepts.  Coordinating energy efficiency and demand response could provide customers with better tools to understand, manage and reduce their electrical usage.  As electricity prices and information are delivered more effectively to users and control and communication technologies become more widely accessible, demand response will become more automatic and user friendly, allowing customers to identify and more easily target discretionary load that can be curtailed and shifted.  These same technologies will enhance energy efficiency through continuous site commissioning simultaneous with more efficient new buildings, reducing the amount of electricity available for load shifting.  The nature of demand response will also likely change.  While today the bulk of demand response programs are triggered by reliability events, in the future most demand response might be price driven (or linked to congestion management), enabled by automated onsite energy controls fed by near real time pricing information.

Large scale deployment of cost effective energy efficiency resources has the potential to provide significant bill savings for customers and reduce and defer the need for more expensive base load or intermediate generation resources.  Similarly, cost effective demand response resources have the potential to reduce or defer the need for expensive peak generation and to enhance electric system reliability while also increasing the system’s ability to absorb intermittent renewable resources though sophisticated real time monitoring, analytics, and load controls.  As per the FERC National Action Plan: “Effective coordination of energy efficiency and demand response will be necessary to increase the effectiveness and utilization of energy management resources.”

The Impact of Regulation and the Opportunity It Creates

Regulation by State and Federal Government. The state and federal governments’ regulation of the energy industry continue to advance our market opportunities.  The states regulate the retail sales and transmission of energy to consumers, whereas the Federal Energy Regulatory Commission (FERC) protects consumers by ensuring the wholesale electric market is just and reasonable.

Each state’s regulatory oversight of retail energy rates for consumers also encompasses renewable energy and energy conservation mandates and programs.  Interruptible rate programs, offered by utilities and regulated by each state’s public utility commission, or other state regulatory agency, have increased the payback for our customers who choose on-site generation.   These rate programs and our ability to work with the utility on behalf of a customer provide us with a substantial strength in marketing our on-site generation products.

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

As of January 1, 2011, the EPA will introduced the next phase of its Tier 4 emissions control regulations. The regulations limit emissions of oxides of nitrogen, particulate matter, hydrocarbons and carbon monoxide. Non-emergency diesel engines less than ten liters per cylinder and greater than 175 hp are required to meet Tier 4 regulations. The term “non-emergency” is very important in this context. Essentially, if an installation is classified as emergency, the power generator must not run unless the primary electrical power source is not available. However, owner/operators are allowed to run their emergency-classified power generators up to 100 hours per year for maintenance and testing. There is no current limit for run time during an emergency or power outage. The challenges facing the electric power industry are unique in a number of areas, particularly with the larger power generators, where regulations focus on reducing nitrogen oxide emissions from generator sets by 90 percent, compared to a 45 percent reduction for other equipment types.

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

In addition to these federal standards, there are state and local regulations that may force the use of Tier 4 generator sets in 2011 and beyond. In 2011, the State of California will most likely have emissions regulations requiring the use of after-treatment on all standby generator sets including emergency units. As a result it is believed that the vast majority of standby generator sets sold into the State of California beginning in 2011 will be Tier 4. Along with California, some regions and localities have stationary emission limits far more stringent than EPA diesel engine tier levels including: the New England states; Atlanta, Georgia; and Houston, Texas. The result is that diesel-fueled generator sets deployed in these areas, even if certified to the appropriate EPA tier level, may not meet local requirements.

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

Diesel engine manufacturers will bear the burden of testing their diesel engines and certifying them according to EPA guidelines. However, owner/operators have a great deal of responsibility to understand how the regulations affect power generator availability, how installations are classified, as well as the record-keeping and maintenance requirements. Many companies in the standby and demand reduction industry are rightfully concerned about the impact these new standards will have on their respective businesses.  In effect, Tier 4 will likely increase the expense, lower profitability, and lengthen returns on investment for both back-up power and demand reduction providers and consumers.  However, these new requirements have long been anticipated and the major generator engine manufacturers have been announcing their technological answers to Tier 4 standards and more solutions are becoming available both for new engines as well as for after treatment options. Management believes that engine design and engineering will solve many of these problems and that suitable solutions to its business applications will be available and affordable.

At the same time, we believe that this change in emission policy brings a significant opportunity for Titan Energy. The need for emergency power and demand reduction is not going to decrease.  The costs of not having power or the ability to support our ailing grid are too high. We feel that we have alternative equipment technologies that will satisfy Tier 4 standards, superior solutions such as natural gas engines and smaller diesel units arranged in parallel configurations.  There will also be a greater need for our maintenance and service programs as this will be a requirement of the owners/operators.  And Titan Energy will benefit from the monitoring and validations technologies what will allow for improved operations and compliance with the new regulations.

 Titan Energy’s Energy Management Solutions

We have developed the expertise, strategic relationships and technological solutions that we believe will help customers avoid potentially devastating electrical grid failures, improve the operation of the electrical utility system, save customers money and help our nation build a stronger and more effective Smart Grid.  We operate our business in the industrial and commercial sectors of the US economy.  According to a study by McKinsey & Company (“Unlocking Energy Efficiency in the US Economy”), the industrial sector accounts for 51 percent of the end use consumption and 40 percent of the end use potential for energy efficiency.  The commercial sector consumes 20 percent of the end use energy and offers 25% of the efficiency potential.  Electricity represents the major share of consumption in this sector.  Therefore, the industrial and commercial sectors combined represent more than 75% of the energy market as well as the greatest potential for creating energy efficiency results for every dollar invested in energy efficiency.

Currently we have seven offices covering operations in more than twelve states.  Our offices include: Minneapolis, MN; Des Moines, IA; Omaha, NE; Bernardsville, NJ; Miami, FL; Houston, TX, and Detroit, MI.

We operate under two business segments:  Power Distribution Segment and Energy Services Segment.  Within these business segments we  provide our products and services across five strategic business areas: Emergency and Back-up Power Solutions, Renewable Energy Technologies, Power Maintenance Programs, Remote Monitoring and Control Technologies, Demand Response Solutions, and Energy Efficiency.

OUR POWER DISTRIBUTION SEGMENT

 Our Emergency and Back-up Power Solutions

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

Source: U.S. Department of Energy

Our Emergency and Back-up Power business provides customers with sophisticated electrical power generation equipment to be used during a power outage or emergency or for load shedding in demand response programs.  Titan Energy offers a complete turn-key solution to help companies avoid costly power outages as well as ensure smooth, uninterrupted operations during times of emergency. We help design, engineer and install the power equipment needed by each customer.  In 2010, sales of power generation equipment accounted for more than $ 10 million or 72% of our business.  We provide what we consider to be the most advanced and reliable power generation systems on the market and operate as an exclusive dealer (10KW and above) for Generac Power Systems in five Midwestern states, and a Power Partner dealer (10KW to 600 KW) for MTU Onsite Energy in Florida.  We also sell switchgear, UPS and related equipment used to support our customers’ power generation systems.

There are an estimated 330,000 industrial enterprises and 4.9 million commercial buildings in the United States (Source: McKinsey, “Unlocking Energy Efficiency in the U.S. Economy”).   In terms of population, based on geographic territories that we service, Titan Energy covers approximately 25% of the total U.S. population.  Assuming a roughly equal distribution of facilities across the population, this translates into about 80,000 existing industrial facilities and 1,250,000 commercial buildings within our service territories.  Many of these buildings will already have back power generation systems installed, while many will have older or inadequate systems that need to be replaced, and still others will need to upgrade their system in order to meet new federal and regional regulations and mandates.  A one percent penetration of these markets would result in 800 new industrial customers for our company or an estimated $40,000,000 in new sales of equipment and services, and 12,500 new commercial accounts or an estimated $125,000,000 in new sales.

Our market potential is further influenced by regional factors.  All areas of the United States are subject to failures of the electrical utility grid and the resultant interruption in power, unstable power and greatly increased energy prices during peak periods.  Some areas, however, are more susceptible to power problems.  Our opportunity in some areas of the country is increased due to the occurrence and frequency of storms and other natural disasters.  Florida is a key example of a state that frequently needs to respond to power outages due to hurricanes and high winds.  Other areas of the country experience brown outs and black outs due to heavy snow and ice storms, floods and other natural catastrophes.  Customers in these regions of the U.S. include grocery stores who must maintain power to keep produce chilled or frozen, gas stations and toll booths that must remain operational during time of emergency, bank and financial institutions that require constant online capabilities, health care institutions, public buildings, government buildings and many other businesses.

Federal, state and regional regulations also impact our opportunities.  Some industries are nationally mandated to have adequate emergency and back power due to the nature of their services: hospitals and critical care facilities and financial institutions are a few such examples.  Some states have placed mandates across additional industries due to the frequency of natural disasters and other factors.  In Florida for example, gas stations must have power back-up systems, as well as apartments, schools and many other public buildings.

Of course, it is not realistic to suppose Titan Energy could achieve such potential sales without committing to large scale growth and development in its sales and service team and infrastructure; however, management views this high-level analysis as indicating that the market just within our current service territories is large enough for 10 years of strong growth.

Our Renewable Energy Business

At least 30 states have adopted goals to generate as much as 20% of their electrical energy by the year 2020 from alternative or renewable energy power sources, an effort that will require billions of dollars of new investment in equipment and systems.  Through our Renewable Energy Business, Titan Energy is committed to offering alternative energy technologies, such as solar and wind turbines, when these solutions best help our customer and meet their energy needs.  Through the acquisition of a power generation business in New York in November 2009, we acquired an operation with experience in designing and installing solar power systems for both corporate and government customers in the Northeast. As we continue to seek additional opportunities to install solar technologies, especially in the New York/New Jersey region, Titan Energy expects solar to represent between 15% and 20% of our equipment sales in the Northeast region in 2011.

Titan Energy is committed to providing the most advanced and cleanest power generation equipment available to our customers. From all levels of government, national to regional, demands are being made for renewable power generation technologies, such as solar and wind power, to begin replacing our dependence on traditional power generation. At the same time that energy efficiency programs are targeting existing and traditional power generation systems, the same institutions are creating mandates and distributing considerable financial support to the establishment and deployment of renewable energy power generation technologies, such as wind and solar power.  Again, the administration is leading the way by mandating that by the year 2020, 20% of all energy production in the U.S. be produced by alternative energy sources.  Regional and state governments such as New York have been particularly progressive in demanding through legislation and supporting through incentives the deployment of more wind and solar powered generation systems.

Titan Energy is technically indifferent when it comes to working with a particular kind of power generation source.  We are able to design, engineer, install and manage solar, wind, fuel cells as well as the traditional natural gas and diesel engine generators systems.  In fact, Management believes that there will be greater demand for mixed source power generation systems in the near future and we are preparing our systems and technologies to be able to work with all these future scenarios.

OUR ENERGY SERVICES SEGMENT

 Our Power Maintenance Programs

Power generation systems represent considerable investments that require proper maintenance and service in order to operate when required during a time of emergency or during a demand reduction request. Titan Energy’s Power Maintenance Programs offer maintenance, repair and support service for our customers’ power generation systems.  In 2010 these annualized contracts contributed $4 million (28%) of our gross sales revenues.  To support our customers, we maintain warehouses of inventory and parts, a fleet of service trucks and a staff of 18 trained service technicians in both the Midwest and Florida. Titan Energy is committed to utilizing advanced communications and network technologies to improve service.  We offer a secure, state of the art monitoring system that provides 24/7 real time access to a customer’s power generation system.  With remote monitoring and communication controls, we can better manage a customer’s energy assets, maintain their compliance in an interruptible rate program with a utility, and identify potential issues with a company’s power generation systems before a more serious problem occurs.

We expect our service business to grow considerably in the coming years. With every new generator we sell, we expect to sign a service contract for one to five years in length. However, our market potential is not defined solely by the generators we sell.  An increasing number of our service customers are facilities that have acquired generators from our competitors but sign up with Titan Energy for their service needs.

With regard to the size of our potential service market, Management estimates that approximately 30,000 industrial and commercial generators are sold each year in the US by the four major manufacturers. Assuming that sales have been somewhat consistent over the last twenty years, the average lifetime of a generator, this means there are at least 600,000 working, serviceable generators installed in the US.  If Titan’s territory covers 25% of the U.S. population this creates a market of 150,000 working generators that we could potentially service.  From these rough numbers, Management estimates that the total potential market based on currently deployed generators is about $150 million for Titan Energy, while each year there is another $7.5 million market beyond our own generator sales.

Because we are able to service facilities far outside our sales territories, we estimate that these potential numbers are probably only half of what our true total market potential is at this time.  In addition, we also service numerous generators at cellular transmission towers, highway toll booths and direction signs, government and institutional facilities which may not be included in these estimates.  As new regulations make energy back-up systems even more expensive and require maintenance and performance records on generation equipment, customers will be more likely to adopt preventive and maintenance programs so as to protect their investment and comply with the regulators.  Taking all these factors into consideration, we believe the market opportunity for Titan Energy Power Maintenance programs is more than $500 million per year.

Our ability to achieve such sale numbers would require dramatic changes and expansion in our service program and company infrastructure, but accurately indicates that our potential market is large enough to support significant growth for many years.

Titan’s Remote Monitoring and Control Technology for Onsite Power Generation

The ability of onsite power generation to respond quickly and effectively to either a grid failure or a utility demand response event is critical to the operations of the facility that it supports as well as to the utility that depends on it for peaking shaving purposes.  Titan is developing systems that perform 24 hours/7 days a week monitoring of dozens of critical functions on these onsite generators.  In this way, we can see in advance if there is a problem that needs to be addressed, if servicing programs are being administered appropriately and if trends are occurring that suggest and can prevent future problems.  This information can be incorporated into a comprehensive service and management program that can insure that these power generators are ready to perform when called upon.  The result is a system that is as reliable as any other demand response program in the marketplace.

This level of efficiency has not been available from onsite power generation.  In fact, for decades, generators were often referred to as the “blunt instrument” of demand response.  This was due to inefficient communications, monitoring and control programs.  Titan has developed a fully integrated program that not only monitors and provides alarms for generators, but also offers a complete asset management program that provides the multiple levels of reliability, efficiency that customers require and utilities need to effectively manage their load control programs.

Our program will be designed to offer the following features and capabilities:

•	Reliable Asset Management. The ability to engineer, install, service and manage all forms of onsite power generation.
•	State of the art communications between distributed sources of power generation, the Titan NOC, and utilities.
•	New levels of intelligence creating unprecedented efficiencies, reliability and functionality.
•	Real time monitoring and control of multiple disparate power sources now available for the first time.
•	New forms of data collection, reporting and validation.
•	Immediate Value. Built to take on current needs in IR, DR, real time pricing and maintenance of power generation assets.
•	Versatile. Created to work with all forms of power generation – from diesel generators to renewable.
•	Future Applications. Designed for all future energy programs.

Current monitoring systems are primarily defined by the system architecture chosen and the technology used to build it.  Supervisory Control and Data Acquisition (SCADA) systems are built on a point-to-multipoint architecture, based on central processing, low latency communications, and master/slave protocols.  Decisions are made by a central “master station” or by the operator.  These systems were first designed for central control operations of pipelines, substations, large central power plants. The disadvantages of SCADA for onsite power generation application are: expensive hardware, high monthly operations cost, lack of scalability and, difficulty in sharing data.

Machine-to-Machine (M2M) are web based systems that work off a multipoint-to-multipoint architecture, shared and hosted applications, low to high latency communications and internet protocols (connection and connectionless).  M2M is designed to monitor remote sites where SCADA is too expensive and not time sensitive and is often utilized to provide owners of equipment a means to obtain remote data. Advantages are lower hardware costs, reasonable monthly costs and easier to scale. Disadvantages are that user interfaces typically are less sophisticated than SCADA, problems with variable latency, can be difficult to manage and secure, and user interfaces are typically rudimentary.

Titan has recognized that the power generation industry needed much more: in fact what was required was a hybrid system of SCADA and M2M.  Titan’s program is an Asset Management System for Generators, not just an alarm or monitoring system.  Titan’s system will incorporate a variety of new data communication technologies: wireless, secure, efficient and cost effective, in order to provide 24/7 information on all aspects of the generation assets. This is a new control system that allows real time management of equipment and, immediate response to events: dynamic systems to manage larger networks of power generation assets – networks with automated decisions making and controls to solve problems and optimize operations. New validation measures and reporting will provide immediate real time information on activities, results and impactand trending and improvement factors.

Our system will be capable of collecting data from all types of Distributed Energy Resources (DERs) or “micro-generators” — diesel and natural gas generators, solar, UPS’s, battery storage, and wind.  It is a fully featured and highly engineered system that will be capable of:

•	Being scaled and utilized for thousands of DER’s managed from a central site or distributed locations and by field technicians nationwide.
•	Integrating with current and future operations applications.
•	An extensible, easily changed User Interface and reporting system.
•	An Energy Management System for controlling and scheduling IR generation independently or through utility interaction.
•	Aggregating available generation for sale to utilities.
•	Integrating into future Smart Grid Distributed Generation Programs.
•	A “ Utility Grade” Managed Service.

A unique feature of Titan’s technology is its utilization of distributed intelligence.  End-devices act as SCADA masters and poll in real-time and so can make decisions and report events on an exception basis and perform scheduled tasks utilizing connectionless “over-the-air” protocol.  This system is designed to work efficiently and reliably over packet switched-3G and 4G networks with the following features:

•	End-devices log data and use store-and-forward data transfer method.
•	A data collection engine and database designed for interfacing to any type of equipment.
•	Designed to interface to outside or 3rd party systems.
•	Designed as a managed service with metadata collected and network management tools used to guarantee and optimize system performance.

Titan’s Management Center is located in Houston, Texas, where we manage the service infrastructure. We have created tools that allow us to ensure reliable data collection and control monitor the end-devices, communications paths, data usage, network components, and other critical components.

Future Uses of Titan’s Technology

While Titan’s technology was designed and developed to allow us to move quickly and effectively into IR and DR markets, this versatile system offers many other opportunities for Titan to expand its sales and services:

•	Generator (DER) Monitoring: Private Label Monitoring for Manufacturers and Distributors.
•	Energy Industry: Large industrial and commercial facility energy management, Gas pipeline and compressor stations.
•	Water and Wastewater utilities: Water Quality monitoring , water inlets, and wastewater pumping stations.
•	Large Industrial Equipment: Rentals (Geofencing and usage monitoring), Chillers, and Pumps.

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

We believe that the market opportunity is significant and will remain so as demand response programs, operational efficiency and energy savings are given increased priority by commercial, institutional and industrial end-users of electricity, and as energy market prices remain volatile. Titan Energy generates revenues in various ways from this program:  the sale of power generation equipment, service and maintenance contracts for the equipment after installation, and separate monitoring and management fees that help the customer comply with the utilities and the regulatory agencies.  We are also looking at contracts in 2011 that will allow us to share in the rate savings in return for providing these various services.  Our experience with industrial generators, our established relationships with utilities and ability to integrate new communications technology to support demand response programs uniquely position Titan Energy in this business segment.

Our Energy Efficiency Business

In 2010, we acquired the Minnesota based business, Sustainable Solutions, in order to begin providing more of our customers with energy efficiency support and programs.  Sustainable Solutions has a contract with Xcel Energy to provide energy audits for industrial customers in the Midwest.  These audits function to educate customers, offer suggesions on how facility can implement energy saving programs, and provide the utility with a report on the energy efficiency index of their industrial customers.  Titan is usually compensated by the utility for conducting these audits.  Energy audits play an important role in preparing a facility to adapt other programs such as demand response.  But first reducing the base energy load of a facility through more efficient lighting or other energy efficiency measures, Titan can reduce the customer's cost to enter a demand response program by reducing the size and therefore the cost of the load shaving  power generator.

Our Products and Services

Emergency and Back-Up Power Generation Systems

We provide a variety of customers with power generation equipment that can range from 5kW to several Megawatts.  We also provide transfer switches, UPS systems and other necessary equipment to create reliable and dependable power generation systems.  We currently represent several brands of generator manufacturers. In some areas of the country, we have exclusive distribution and service territories for certain manufactures.  In terms of switch gear, we utilize ASCO Power Technologies and others.  As for UPS systems, we are an authorized dealer for GE.

Generac Power Systems Generators. In the Midwest, through our Titan Energy Services, Inc. (TESI) subsidiary, we are an authorized dealer for Generac Power Systems, Inc. (“Generac”) generators and other products in four Midwestern states. TESI provides products to protect a company’s critical equipment from over/under voltage or outages, transient surges and harmonic distortion. TESI provides a full line of power generation equipment for all kinds of applications, in both diesel and natural gas fuel options. The Generac brand features fully integrated power generation systems that include industrial, commercial, and residential generator sets, as well as automatic transfer switches, controls, fuel tanks, enclosures and remote monitoring software. For higher kilowatt requirements, Generac’s Modular Power System (“MPS”) utilizes multiple diesel or natural gas generators in various side-by-side arrangements that match the power output of large single engine units.  The MPS system is based upon diesel fueled units of 400, 500 or 600 kW working in concert to offer outputs ranging from 800 to 6000 kW, and natural gas units of 100 to 300 kW with combined outputs of 200 to 3000 kW. In addition to the above models, the entire MPS product offering uses Generac’s PowerManager® Digital Control Platform, which brings reliability and flexibility to the control of these systems.

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

Management believes that the MPS units and in particular the natural gas units offer affordable solutions to some of the new regulations such as Tier 4 requirements which are currently impacting the use of diesel engine generators in demand reduction programs.  For more on this, please refer the Section on Market Opportunities: Regulatory Issues.

MTU OnSite Energy Generators. Our Grove Power subsidiary is a factory authorized Power Partner dealership for the State of Florida.  In the Northeast, we are a subdealer and offer a complete line of MTU Onsite Energy diesel, natural gas, and propane generator sets, including digital engine and generator controls which provide superior performance and response time, proven reliability and durability reducing maintenance costs, state-of-the-art emissions technology and UL2200 listing for both standby and prime power applications. The MTU (Detroit Diesel) engine line-up is a world premier class of products recognized and accepted throughout North America and the international market place.

•	Diesel generator set ratings range from 20 kW to 3250 kW, using John Deere and MTU (Detroit Diesel) engines.
•	Gas generator set ratings range from 20 kW to 400 kW, using GM and Doosan engines.

Lister Petter Products. The Lister Petter series of generators provide clean stable power with very steady voltage and frequency output. The Alpha SeriesTM engines are extensively used in generator sets with tens of thousands of installations and have a proven track record in power generation demonstrating high reliability, longer maintenance intervals and lower cost of ownership. Lister Petter’s strength is manufacturing small 6-30kw long run diesel engine generator systems.  Regions lack natural gas and have unstable utility power such as the Caribbean that have high demand for this product.

Transfer Switches and Switchgear.  ASCO Power Technologies and General Electric-Zenith offer automatic transfer switches and paralleling switchgear built for dependability and ease of operation, ranging from 40amp to 4000amp, in 2, 3, and 4 pole configurations.

Uninterruptible Power Supply (UPS) Systems – The Digital Energy General Electric (GE) UPS Series was developed using GE’s Design for Six Sigma methodology to ensure that the product fully meets customer requirements and expectations.  GE has one of the most extensive and accepted UPS products available in the market today.  They manufacture systems from 10 – 750 KVA.  The UPS system is designed to provide seamless power during any utility fluctuations or loss of power. The UPS system provides battery backup power until an emergency backup engine generator comes online.  Once the engine generator is producing proper voltage and frequency the UPS switches in the building load onto the engine generator.  This provides the highest degree of protection typically used by Data Centers, Banks and Credit Card companies.

Renewable Energy Technologies

While influenced heavily by rebate and incentive programs, we have seen an increased interest and demand for solar technology solutions from our commercial customers, sometimes as a standalone power generation solution, other times as a mixed source solution.  We do not work with one solar panel manufacturer but instead work with established wholesalers who have volume purchase agreements with several manufacturers.  This way, we are better able to meet the particular needs of a customers or applications.  In general we provide project management of these solar installations, working with established engineers and installers to complete the project for our customer.

While we have not completed any installations in other areas of renewable energy, our Management has extensive experience in combined heat and power (CHP), wind turbines and fuel cell technologies and we feel prepared to take on these opportunities as they become more available in the future.

Maintenance and Service Programs

Titan Energy recognizes additional revenue from service contracts, installation and maintenance services for its customers and owners of power generation equipment. We offer service contracts and support to all generator owners. The service contracts yield higher margin as compared to equipment sales and help support our efforts to achieve profitability. These service contracts may also include remote monitoring services which allow owners to be informed of the condition and operations of their equipment at any time and from any place. With terms ranging from one to five years, service and remote monitoring contracts are providing the Company with recurring revenues.

We provide factory trained technicians with parts and manuals in their trucks and in our warehouse, all to accomplish the most responsive and proficient service available. Our services have these specific advantages:

•
Factory trained technicians. No other organization has Generac, MTU Onsite Energy, Lister-Petter, ASCO Power Technologies and GE-Zenith factory trained technicians. All Titan Energy technicians attend factory training on regular intervals.

•	Warranty. As the authorized distributor, only Titan can perform warranty work on the manufacturer’s products.

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

Remote Monitoring and Control Systems

We will offer our proprietary remote monitoring and control technologies for on-site power generation systems.  Potential customers include:  generator manufacturers, distributors, service providers, and other end use customers.   We can offer a private – labeled version of our monitoring technology for companies that want to resell our services.  We can also manage these services for any customer, providing our high level of customer service from our network operations and support centers.

Strategy

Currently, Titan Energy specializes in providing industrial, commercial and institutional customers with the power generation equipment and energy management solutions that enable our customers to maintain critical operations during a grid failure and to better manage their energy usage and save money.  We consider ourselves the experts when it comes to integrating onsite power generation equipment with the needs of the local electrical grid and utility based programs.  Our knowledge of key technologies, our network of offices and service centers in more than 11 key states, our expanding base of more than 1,000 customers including several Fortune 500 companies, and our established working relationships with utilities across the country are all key factors that position Titan Energy to capitalize strongly in energy management, demand response and energy efficiency.

Our strategy is to capitalize on our growing national footprint of sales and service centers, our scalable technology platform and our market position to continue providing intelligent energy solutions to commercial, institutional and industrial customers and utilities. Ultimately, our aim is to become one of the leading energy management solutions providers for commercial, institutional and industrial customers throughout the United States.

We plan to grow significantly as a company over the next several years through the development and successful implementation of the following business initiatives:

Expansion of Our Power Generation Sales in Existing Territories

Sales of power generation and associated equipment will provide the Company with significant revenues and create opportunities for Titan Energy to develop long term customer contracts for service and in some cases demand reduction programs.  These sales also create opportunities for us to deploy our monitoring and communication technologies; services that generate recurring revenues and stronger profit margins.  We will grow our Equipment sales in the following ways:

Increase Equipment Sales in Existing Territories.  We now cover rich market territories in the Midwestern, Southeastern and Northeast United States.  Our goal is to now begin to exploit these territories by bringing in qualified, professional sales people from the power generation industry who can help us build our brand, our sales and our revenues.

Expand Equipment Sales Through Sub Dealer program.  Titan Energy has made a commitment to expand its Subdealer program in all of its existing territories where it has an exclusive relationship with a manufacturer.  Subdealers are independent sales and service companies that are authorized by Titan to market, sell and service our line of power generation equipment.  Subdealers are generally paid a commission on sales.  There are several potential subdealers in our current territories, representing the ability of Titan Energy to double its equipment and service sales through this program alone.

Expand Sales into Underrepresented Territories. We have identified several key territories that offer great opportunities for high margin equipment sales including: the Caribbean, Central America and South America.

Web based Sales. We will seek to expand our ability to offer web based sales of equipment and parts through the development of a sophisticated online ordering system.

Expansion of Our Operations Into Other Key Geographical Territories

We also expect to expand our addressable market by pursuing opportunities in new geographic regions in North America and beyond.  We have been able to further our relationships and increase our revenues with a number of major customers due to our ability to service customers across several regions of the United States.  We feel that by expanding our operations to cover territories in California and Texas, for example, we will achieve a footprint that covers as much as 50% of the United States.  This expansion would take place primarily through acquisition of established, accretive operations in these areas.

Expansion of Our Power Maintenance Programs

Our Maintenance and Service programs usually involve recurring revenues and offer higher margins than equipment sales.  The Company is focused on aggressively increasing the number of these contracts throughout our territories and expanding the number of national accounts that allow us to service multiple facilities for a customer throughout the United States. We will seek to accomplish this expansion in the following ways:

Improve our Service Management Systems.  We are in the process of improving the capability and efficiencies of our software systems that support our Service programs.  These improvements will allow us to process, monitor, and validate orders more accurately and efficiently, thereby allowing our company to take on getter numbers of customers.

Increase the number of national accounts.  We have been very successful in 2010 in acquiring national accounts for our service program.  We have developed a nationwide network of service providers that can assist us in providing Titan level of service to our customer anywhere in the United States.

Expand Our Service Sales Force. We believe we have the internal capacity to aggressively expand our service sales in the Midwest and Florida, where we have established operations, without adding significantly to our administrative or overhead expenses.  We also plan to open service sales operations in additional territories such as New York, New Jersey and parts of the Midwest.

Sub Dealer Program.  Through our subdealer program in the Midwest, we expect to acquire relationships with a number of established companies that will also offer Titan Energy additional service opportunities.  As with equipment sales, the cost of new service contracts through our subdealer program is minimal and as an exclusive dealer in these territories, we are the only authorized service provider for the industrial line of products.

Strategic Acquisitions. We have identified potential acquisition candidates that provide quality power generation service in strategic areas for Titan Energy.

Expansion of Our Renewable Energy Business

We believe renewable energy technologies and services will play a large role in Titan Energy’s future growth as the technologies become more affordable and effective and mandates require the continued installation of solar, wind and other renewable energy power generation sources around the U.S. Our broad geographic reach, sales offices in key population areas and professional team of experienced 24/7 technicians are key incentives for renewable energy companies to work with Titan Energy.

We have a sales arrangement with a major solar wholesaler which we hope to formalize into an exclusive sales agreement for specific territories. This wholesaler will provide Titan Energy with leads for solar systems sales in various regions of the United States.  We expect to do between $1 million and $2 million in sales through this agreement alone in 2011.

Expansion of Our Energy Efficiency Programs

The demand for qualified energy auditors is increasing in many regions of the country as buildings and facilities are being required to meet new energy efficiency standards.  Many utilities in our service areas are seeking to hire qualified third party auditors to provide energy audits for their industrial and commercial customers.  Titan Energy has extensive experience and trained personnel to provide these audits and has established agreements with utilities in the Midwest to begin offering these services.  We offer a total solution to energy efficiency: we can provide technical audits, provide energy savings solutions, help customers understand and benefit from various government and utility sponsored programs to reduce energy usage, help match up a customer with more advantageous utility programs, obtain and install traditional and/or alternative power generation systems to take advantage of available financial incentives.

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

Expansion of Our Demand Response Programs

Management believes that onsite distributed power generation systems offer an under-utilized resource for solving problems related to congestion and failure on our electrical power grids. These programs are also of potential economic benefit to the customers who participate.  According to the DOE, less than 5% of the potential power available from distributed generators is being utilized to support our electrical power grid and that utilizing only 5% of this potential would save the U.S. economy more than $40 billion per year.

As more Demand Response programs are developed and offered, Titan is well suited to help customers participate.  Customers with very small generators will be able to participate through an Aggregator.  Savvy customers will want to take advantage of the potentially more lucrative programs in the wholesale market.  Titan Energy will seek to expand its role in the demand response industry providing a full range of load management services to our industrial and commercial customers. Our services will allow our customers to utilize incentives to reduce electric demand during periods of peak demand using onsite generation to shift load off the electrical grids and thereby preventing grid failures. By improving grid reliability and efficiency, we delay the need for construction of new generation plants. In effect, all consumers of electricity would benefit from our demand response activities.  We will enter into contracts with commercial, institutional and industrial customers to help them negotiate and comply with utility sponsored programs for demand reduction. We will support these programs with the ability to install new equipment, maintain existing power generation systems and advanced communications and control technologies. We believe we can attain good growth within our current customer base as well as through establishing these programs with new customers in our service territories.

Utilizing our current customer base of more than 1,000 companies with more than 5,000 generators creates a base of potential customers for Demand Response Programs. Management estimates that if we can attain 5% penetration of our current customer base per year, the result would generate as much as $6 million in new recurring revenues contracts per year. In other words, over five years we could expect to generate as much as $60 million in annual revenues from these kinds of programs.  However, we will not limit our demand response programs to our current customers, and will seek contracts with any eligible customer within our service territories, thereby increasing our potential market opportunity several fold.

In addition, we are committed to the development, implementation and broader adoption of technology-enabled demand response solutions. This technology enables us to continuously monitor remotely, deliver and receive alerts, send control signals to, and receive bi-directional communications from an Internet-enabled network of dispersed end-use customer sites.  With this technology we can better coordinate requests from utilities as well as manage, monitor and remotely maintain our customers’ generators.  We believe that improved communications and network technologies will increase our opportunities in the demand reduction industry by giving us the ability to offer a more efficient and responsive service to a broader range of potential customers.

Sales of Technology-Enabled Energy Management Solutions

At Titan Energy, we believe literally in the maxim: “You can’t manage what you can’t measure.”  One of our goals is to develop and expand the use of more effective monitoring and communication technologies that will allow us to better measure and so manage our customers’ energy assets.  We feel that as the industry experts in power generation systems and maintenance, we should offer the most sophisticated and effective monitoring and reporting systems on the market.  We plan to develop these programs through internal development and acquisition of key companies and/or technologies. The result of utilizing these technologies will be greater efficiencies in managing customer assets, greater revenues through the deployment of recurring revenue service programs, and lowered costs due to less need for technicians to manually monitor and service equipment.  Key systems we plan to offer include:

Remote, Automated, On-line Monitoring Systems.  Titan Energy offers one of the most effective and reliable online metering systems for power generation systems.  We plan to expand the capabilities of this technology and make it available to a greater number of our customers as part of our services and maintenance program.

Metering Systems.   We have identified a number of metering systems that provide onsite monitoring and information to consumers.  We are currently working with a number of end users to determine the validity, efficiency and pricing for these newer series and hope to move into commercial implementation later in 2011.

Online, Automated Reporting Services.  As the need increases for detailed, real-time information about generator operations and efficiencies due to regulatory and other factors, we intend to provide the reporting and management programs that will allow our customers to more easily and cost effectively comply with regulators.

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

At the same time, there have been critical changes in the regulations governing power generators and emergency power systems.  We believe that these changes in emissions policy, while posing challenges to everyone in the industry, also brings significant opportunity for Titan Energy.   The need for emergency power and demand reduction is not going to decrease.  The costs of not having power or the ability to support our ailing grid are too high. We feel that we have alternative equipment technologies that will satisfy Tier 4 standards, technologies which offer superior solutions such as natural gas engines and smaller units arranged in parallel configurations.  There will also be a greater need for our maintenance and service programs as this will be a requirement imposed on the owners and operators.  And Titan Energy will benefit from the monitoring and validation technologies what will allow for improved operations and compliance with the new regulations.

Operations

As of December 31, 2010, we had 60 employees. None of our employees are covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and motivate qualified management, technical, marketing and other personnel. Our operation comprises several functionally distinct sub-groups: Executive, Customer, Sales and Services.

Executive Operations

Executive operations primarily deal with the roles and responsibilities that we have as a publicly traded company.  This involves general fiduciary and operational oversight, compliance with SEC financial reporting requirements, meeting with our Board of Directors, as well as shareholder and investor relations.  Currently we have three individuals in executive operations: our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.  We have a Vice President of Business Development in support of the executive officer.

Customer Operations

Customer operations are responsible for all project management, hardware installation, and ongoing customer relationship management. The eight  members of this group include project managers, accounts receivable and accounts payable personnel, warranty specialists, accounting directors and assistants and administrative support. Five of these individuals are located at our Minneapolis office, two in Florida and one in New Jersey.

Sales Operations

As of December 31, 2010, our sales team consisted of 17 employees. We organize our sales efforts by product type.

Our commercial and industrial sales group sells power generation equipment to commercial, institutional and industrial customers. Our commercial and industrial sales group is located in major electricity regions throughout the United States, including New York, Florida, and the Midwest. In each of these territories, we have a general manager, who reports to our Chief Operating Officer.

Our service sales department sells maintenance and repair service contracts to industrial and commercial customers who have power generators.  These contracts can vary in term from one year to as many as ten years. In many cases, our service sales teams follow up on sales of power generators from our industrial sales group, while also pursuing service contracts with customers which own power generation equipment from other suppliers. We have service sales personnel in the Midwest and in Florida.  These employees report to the General Manager in each of these areas.

Service Operations

Titan Energy prides itself on the quality, training and commitment of our Service Department.  We feel that delivering timely, quality service to our customers is the best way to maintain loyalty and generate new sales.

Personnel – We have a total of 18 service technicians located in the Midwest and Florida.  Three of these personnel are considered master technicians who have received advanced training and instruction on power generation systems and related equipment.  All technicians are required to receive ongoing training and education through programs offered by our manufacturers.

Trucks and Service Vehicles – we have a total of 16 modern service trucks which carry more than $230,000 of equipment, parts and tools.  Since some of our customers are located in remote areas, our trucks must be properly equipped to complete a job while on site.

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

Inventory — Titan Energy carries approximately $700,000 in inventory.  We have nearly $225,000 in inventory at our Florida facilities, a number which can increase if there is a presence of threat of major storms in the area.

Warehouses – we have fully equipped and stocked warehouses in Minneapolis, Minnesota; Ankeny, Iowa; Omaha, Nebraska; and Miami, Florida.

Competition

We face intense competition in all of our business segments, strategic growth areas and business units.

In our Emergency and Back-Up Power business, we face competition from larger more established companies that such as Caterpillar, Cummins, Kohler and other smaller equipment manufacturers. We believe we offer power generators that in many cases feature improved capabilities, more fuel alternatives and greater redundancy features.

In our Power Maintenance business, we face some competition from manufacturers of power generation equipment as well as electrical contractors and small companies that specialize in service of power generation equipment.  Management believes that we offer a higher level of service, provided by better trained and more professional service technicians.  We also believe we offer technological service tools that improve our service offerings and allow us to act proactively in more cases.

In our Energy Efficiency business, we complete with numerous small energy auditors, energy efficiency companies, and electrical contractors.  Few of these competitors provide the full range of services that Titan Energy does.

In our Demand Reduction business, several companies are also becoming leaders in uninterruptible power supply system technology, and companies developing and marketing their proprietary smart grid technologies are also potential competitors. To a lesser extent, we face competition from small regional electric engineering firms that specialize in the engineering aspects of the distributed generation. We believe that we have engineered a superior solution for demand reduction programs for industrial and commercial customers, a solution that offers greater reliability, reduced costs and improved operational qualities.

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

•	our responsiveness to the needs of our customers;

•	the ease of use of our, and of our competitors’ products and services;

•	the quality and reliability of our, and of our competitors’ products and services;

•	our reputation and the reputation of our competitors;

•	our sales and marketing efforts;

•	our ability to develop and maintain our strategic relationships; and

•	The price of our, and of our competitors’ products and services, as well as other technological alternatives in the marketplace.

We believe that in many of our markets we have established ourselves as a niche supplier of high quality, reliable products and services and, therefore, compete favorably with respect to the above factors, other than price. We do not typically attempt to be the low cost provider. Rather, we endeavor to compete primarily on the basis of the quality of our products and services. In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and our competitors’ innovations. We cannot provide any assurance that our products and services will continue to compete favorably in the future against current and future competitors or that we will be successful in responding to changes in other markets including new products and service and enhancements to existing products and service introduced by our existing competitors or new competitors entering the market.

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

Regulatory Issues

Our businesses and operations are affected by various federal, regional, state, local and foreign laws, rules, regulations and authorities. While to date, our compliance with those requirements has not materially adversely affected our business, financial condition or results of operations, we cannot provide any assurance that existing and new laws and regulations will not materially and adversely affect us in the future. Likewise, as promising as we hope some of the new regulations are for Titan’s business, it is feasible that those opportunities may not come to fruition.  At this time we cannot assess the impact that the stimulus package adopted by Congress in February 2009, the American Recovery and Reinvestment Act, will have on our business and operations or on our competitors.  Nor can we assure results from the National Action Plan for Demand Response or dynamic or real-time rates.

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

Regulation of Diesel and Other Engine Generators. In 1996, the EPA introduced new emission standards aimed at non-road mobile diesel engines such as construction and agriculture equipment. Based on the systems’ engine horsepower rating, generators are rated from Tier 1 to 4, with most non-emergency diesel engine generators required to arrive at Tier 4 by 2012. Tier 4 requirements are the most stringent and will most likely increase the expense, lower profitability, and lengthen returns on investment of back-up power and demand reduction solutions.

Management believes that engine design and engineering on the part of the manufacturers will solve many of these problems and that suitable solutions to its business applications will be available and affordable.  At the same time, we believe that this change in emission policy brings a significant opportunity for Titan Energy.   We feel that we have alternative equipment technologies that will satisfy Tier 4 standards, technologies which actually offer a superior solution such as natural gas engines and smaller units arranged in parallel configurations.  There will also be a greater need for our maintenance and service programs as this will be a requirement of the owners and operators.  And Titan Energy will benefit from the monitoring and validation technologies what will allow for improved operations and compliance with the new regulations.

Overall we believe current regulatory changes bring Titan and our customers more opportunities.  Savvy customers will be the first to take advantage of Smart Grid opportunities and will participate in cutting-edge energy rates and incentives for renewable and efficient technologies to help their bottom line.  Titan’s core offerings are a good match for these applications and we are well positioned to facilitate our customers’ participation.  Likewise, we are committed to helping our customers achieve compliance of regulations, such as Tier 4, and will continue to monitor regulatory agencies and industry to help our customers and make wise cost-effective business decisions.

Research and Development

We have expended considerable resources in the development of our monitoring and control technologies.  This includes the acquisition of Stanza Systems as well as more than $400,000 in development money committed to building out this program and make it ready for market in the summer of 2011.  We expect to continue to have to expend additional capital and resources to expand and maintain the capabilities of these systems as we introduce it into the marketplace.

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

Risk Factors

Our Need for Capital to Support Future Growth

Titan Energy will need additional capital to continue operations and will endeavor to raise funds through the sale of debt or equity shares and revenues from operations. There can be no assurance that Titan Energy will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on Titan Energy’s financial position and results of operations and ability to continue as a going concern. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to Titan Energy. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

ITEM 2.  Description of Property

We lease office space and warehouses at the following locations:

•
55820 Grand River Avenue, Suite 225, New Hudson MI 48165 (our executive offices). This is a 3-year lease agreement, at a cost of $1,500  per month. The expiration date for this lease is September 30. 2013.

•	6177 Center St., Suite 103, Omaha, NE 68106. This is a 3-year lease agreement, at a cost of $850 per month. This lease expires on February 28, 2011.

•	6130 Blue Circle Drive, Suite 600, Minnetonka, MN 55343. This is a 5-year lease with a cost of $4,400 per month. The lease expiration date is November 30, 2012.

•	1451 Northeast 69th Place, Suite 43, Ankeny, IA 50021. This is a 3-year lease at a cost of $700 per month. This lease expires on July 31, 2011.

•	6971 Washington Avenue South, Edina, MN 55439. This is a 3-year leases at a cost $1211 per month. This lease expires on July 31, 2012.

•	1900 N. W. 84th Street, Doral, FL 33126. This is a lease for 38-months at a cost of $6,507.00 per month. This lease expires on August 31, 2013.

•	150 Morristown Road, Suite 120 ,Bernardsville NJ 07924. This is a 3 -year lease at a cost of $3,000 per month. This lease expires on September 30, 2013.

•	450 Gears Road, Suite 120 ,Houston, TX 77067. This is a 5 -year lease at a cost of $8,900 per month. This lease expires on August 1, 2015.

ITEM 3.  Legal Proceedings

None.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

Since May 19, 2003, our common stock has been quoted on the OTC Bulletin Board under the symbol “SFTV.OB.” On December 28, 2006, our symbol was changed to “TEWW.OB.” On August 10, 2007, our symbol was changed to “TEWI.OB”.

The following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Calendar Year 2010
First Quarter	0.6000	0.4500
Second Quarter	0.6000	0.5100
Third Quarter	0.8900	0.3700
Fourth Quarter	0.8500	0.2600
Calendar Year 2009
First Quarter	0.1000	0.0500
Second Quarter	0.3500	0.0600
Third Quarter	0.3500	0.1300
Fourth Quarter	0.5200	0.1350

HOLDERS

We have 30,720,996 shares of our common stock outstanding as of April 5, 2011 held by approximately 286 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDENDS

We have not paid dividends to our stockholders in the last two fiscal years and have no intention to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2010, we issued 413,333 shares of common stock to the debt holders of Stanza Systems Inc. in exchange for their outstanding debt. The aggregate value of the stock was $186,000.  We issued 339,498 shares of common stock  to holders of the Company’s convertible debt totaling $90,000 and  591,096 shares upon the cashless exercise of warrants related to the convertible debt. The aggregate value of the stock was $118,301. The Company issued 220,278 shares of stock  upon the conversion of nine units of the Company’s Preferred Stock Series D with an aggregate value of $90,000. We also issued 50,000 shares of common stock to a investor relations firm for services rendered. The aggregate value of the stock was $22,500.

During the year ended December 31, 2010 the Company sold two types of convertible debt as follows:

1.
10% Promissory Note with a term of  two years from issuance date. The Noteholder, at its sole option, shall have the right to convert the Principal Amount and all accrued but unpaid interest into common shares of the Company. The number of common shares issued to the Noteholder upon conversion will be determined as Principal plus interest multiplied by four. In addition, these notes have detachable warrants equal to the Principal amount with an exercise price of $0.25 per share. These warrants have a  term of five years and can be exercised on a cashless basis. The company issued $460,000 of these notes in the first quarter of 2010.

2.
10% Promissory Note with a term of one year from issuance date. The Noteholder shall have the right to convert the principal amount and all accrued but unpaid interest of Common Stock of the Company at the lesser of (i) $.50 per share or (ii) at a 20% discount to the VWAP for the 20 business days prior to conversion.  Notwithstanding the above, there is a minimum conversion price of $.30 per share. In the event that the Company consummates a equity offering of gross proceeds of $5,000,000 (“Qualified Offering”) the Noteholder shall have the right to convert the principal amount plus all accrued interest but unpaid interest at the lesser of (i) $.50 per share or (ii) the Qualified Offering Price. In the event that the Company gives notice to the Noteholder of its intent to prepay the Note, the Noteholder shall have five day to convert the Note. In addition, these notes have detachable warrants equal to the principal amount with an exercise price of the lesser of $.60 or the Qualified Offering Price.  The Company issued $1,650,000 of these notes from May to November of 2010.

The foregoing shares of stock were issued in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

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

OUR BUSINESS

We are a provider of onsite power generation, energy management and energy efficiency, products and services that help support and improve the performance of our nation’s electrical utility grid. We specialize in the deployment of power generation equipment at the consumer’s facility and the integration of that equipment through monitoring and communication systems into programs such as demand response that supports the function and integrity of the utility’s electrical grid.  These onsite power generation systems support a customer’s critical operations during times of power failure and serve as demand reduction systems that work to reduce energy usage and decrease demand on the electrical grid during peak periods. When managed with the proper intelligent monitoring systems and controls, this onsite power generation assets offer a vital and significant contribution to the development of the nation’s Smart Grid. We contribute the tools and resources to produce immediate and long term improvements in the performance and stability in the energy production and transmission segments of the electrical grid and reduce the need for new power plants.

In 2006, we acquired Stellar Energy, a Minneapolis-based provider of power generation equipment and service. Stellar Energy is now called Titan Energy Systems (‘TES”) and has expanded its number of sales and service offices to include Nebraska, Iowa, North and South Dakota, New York, New Jersey and Connecticut. TES provides our company and its satellite offices with much of it’s accounting and back office support.

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

In 2009, we discontinued the operations of Titan Energy Development, Inc. (“TEDI”).  TEDI was dedicated to producing a multifunctional utility product.

In 2010, we acquired Sustainable Solutions, Inc (“SSI”), which is engaged in the energy audits, energy consulting and energy management services in the Midwest region.

In 2010, we acquired certain assets and assumed certain liabilities of Stanza Systems, Inc., which gave us a software development company experienced in smart grid and utility operations with developed network communications software that we plan to utilize in our business. This company is doing business as Stanza Technologies (“Stanza”).

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Sales

Sales for the year ended December 31, 2010 were $14,043,800 compared to $10,626,919 for the year ended December 31, 2009. The following table summarizes our sale by their segments:

	Power	Energy
	Distribution	Services
2010	$10,068,749	$3,975,051
2009	$7,660,207	$2,966,712
Increase	$2,408,542	$1,008,339

Percentage of Increase	31%	34%

The increased sales in the Power Distribution segment is primarily attributable to the full year effect provided by Grove Power of $741,000 and by New York sales office of $1,600,000. TES Power Distribution sales grew slightly in 2010 and displayed strong momentum in the first quarter of 2011 as end markets continued their apparent recovery from the economic downturn in 2008 and 2009.

The increase in our Energy Services segment sales is due the full year effect of Grove Power. Stanza, SSI and the New York office accounted for $584,000 of increase. This increase in service sales is also attributable to an increased of sales staff and our success signing on larger national accounts.

Cost of Sales

Cost of sales was $10,185,490 for the year ended December 31, 2010 compared to $7,750,337 for the year ended December 31, 2009:

	Power	Energy
	Distribution	Services
2010	$8,333,775	$1,851,715
2009	$6,397,147	$1,353,190
Increase	$1,936,628	$498,525
Percent of Sales
2010	83%	47%
2009	84%	46%

The lower cost of sales in the Power Distribution segment is attributable to our success in obtaining new sales at higher margins in the New York and Florida marketplace. The Midwest region has more competitors and is more willing to take lower margins on some sales in order to maintain a certain market position in this region.

The higher cost of cost of sales in the Energy Service segment is attributable to the Grove Power service business which was 51% as compared to TESI’s cost which was 45%. The company is implementing some of the same procedures in Grove Power in order to decrease the cost of sales through part pricing and scheduling work orders to have less travel time.  In 2011, this overall  percentage will probably increase due to the inclusion of Stanza contract work with is normally at a 40% cost of sales.

Selling and Service Expenses

Sales and services expenses includes all of sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Selling and Service expenses were $2,731,926 for the year ended December 31, 2010, compared to $1,410,620 for the year ended December 31, 2009. The following table summarizes the area of costs in this category:

	Power	Energy
	Distribution	Services
2010
Payroll related costs	$997,323	$976,323
Shared based compensation	287,288	62,246
Other	104,179	304,567
Total	$1,388,790	$1,343,136
2009
Payroll related costs	$512,063	$665,492
Shared based compensation	4,285	8,407
Other	38,446	181,927
Total	$554,794	$855,826

Increase	$833,996	$487,310
Percent of Sales
2010	14%	34%
2009	7%	29%

The increase in costs is partially attributable to shared based compensation which was granted in November of 2009 resulting in two months of expense. If you remove the shared base compensation the percentage of sales for Power Distribution and Energy Service in 2010 are 11% and 32%, respectively. The increase in payroll related costs and other costs for the Power Distribution is attributable to the full year effect of Grove Power of $150,000 and the New York office of $350,000. Some of this full year effect was due to the addition of sales personnel in both locations. The increase in the Energy Service payroll related costs and other costs was primarily due to the increase in support staff and incentive programs which were approximately $210,000 at TES, and the full year effect of Grove Power of $137,000. We also increased the number of service technicians which increases consumables, small tools and vehicle maintenance.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facilities and office functions which we can allocate to our segments. General and administrative expenses were $1,272,344 for the year ended December 31, 2010, compared to $949,934 for the year ended December 31, 2009.

	Power	Energy
	Distribution	Services
2010
Payroll related costs	$230,307	$197,595
Shared based compensation	10,308	8,844
Facilities	141,033	205,698
Other	205,478	273,081
Total	$587,126	$685,218
2009
Payroll related costs	$168,568	$89,273
Shared based compensation	2,771	1,468
Facilities	103,115	111,168
Other	207,878	265,693
Total	$482,332	$467,602

Increase	$104,794	$217,616

The major cause for the increase in costs is attributable to the full year effect for Grove Power and the New York office which added $267,000 to our General and Administration costs. The remainder of the increase is attributable to the Stanza acquisition.

Research and Development

We entered into a contract in June 2010 with a third party to enhance our monitoring system to be able to provide better information to our customers on the condition and operations of their onsite power generation equipment.  This program is designed to assist us in entering the demand response market, which is part of our business strategy. The expense for this research and development the year ended December 31, 2010 was $353,562. The company that was developing this software package was acquired by us on November 1, 2010. It is estimated that the total cost of this software package will be approximately $600,000 including approximately $100,000 of equipment. Management believes that the acquisition of Stanza provides the Company with quality monitoring technology what will enhance our ability to service our customers as well as give us a significant competitive edge in our marketplace.  We are currently engaged in some testing of the system and  believe that by the end of April the technology’s feasibility and reliability will be established and ready for  launch  in the summer of 2011. There were no research and development expenses for the same period in the prior year.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the year ended December 31, 2010 was $1,746,194, as compared to $1,351,506 for the year ended December 31, 2009. The following table shows the cost related to corporate activities:

	2010	2009
Payroll related activities	$641,030	$700,847
Stock Compensation	100,551	20,442
Professional Fees	185,414	206,931
Investor Relations	124,982	52,940
Shared based payment for professional services	365,549	152,231
Travel	256,379	103,519
Other	72,289	114,596
Total	$1,746,194	$1,351,506

The costs associated with stock or stock options as a form of payment to our executive and some of our legal and investor relations professionals accounted for most of the increase over 2010. These costs are non-cash charges and are based on actual stock price at the time of payment or through the Black-Scholes calculations. Our payroll was lower as the full year effect of an eliminated senior executive in the fall of 2009 partially offset by the addition of a Vice President for Business Development. The high increase in business travel in 2010 is associated with our fund raising activities and additional travel due to our acquired busiensses in New York and Miami, Florida.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the year ended December 31, 2010 was $250,362 compared to $170,425 in the year ended December 31, 2009. The higher costs are due to the full year effect of the acquisition of GPI and our new sales office in New Jersey. We will have higher levels depreciation and amortization in 2011, as the result of our acquisition of Stanza. Stanza will add approximately $80,000 to our depreciation and amortization expense.

Other Expenses

The following table summarizes the items in this category:

	2010	2009
Interest expense, net	$236,369	$86,758
Amortization of debt discount	958,287	90,637
Amortization of deferred financing costs	77,980	20,081
Fair value of common stock warrants	(90,667)	-
Shared based inducement to settle note payable	-	163,914
Total	$1,181,969	$361,390

The higher interest expense is related to the higher debt level in 2010. The Company had two offerings of convertible debt totaling $2,110,000 with an interest rate of 10%. Our weighted average interest rate at the end of the year for 2010 was 9.1% compared to 2009 of 7.5%. At December 31, 2010 the principal balance of our debt outstanding was $3.4 million compared to $1.7 million at December 31, 2009. Our convertible debt has warrants and beneficial conversion features which are accounted for in accordance with ASC 470, whereas we must determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At December 31, 2010 there is unamortized discount totaling approximately $879,000 on our balance sheet that will be expense in 2011. Although this is a large expense it is important to note that it does not impact our cash flow. Our second offering of convertible debt of $1,650,000 the detachable warrants to these notes were determined to be a liability and must be premeasured at each reporting period because our stock price has declined, we have a gain of $90,667. The deferred financing costs represent fees and commissions paid to brokers or individuals that helped us raise debt or equity. The fees are amortized over the life of the debt.

Discontinued Operations

In 2009, Management decided to discontinue the primary business of TEDI subsidiary which was the manufacturing and marketing a specialized mobile utility system.  This was based on Management's assessment that the market for this type of product had greatly diminished due to changes in the economy and decreased funding from FEMA type programs as well as the unavailability of company resources that would be required to market this product. Also in 2009, we were served with a lawsuit that alleged Titan Energy had violated a confidentiality agreement with another manufacturer for this mobile utility units. We have reached a settlement with the manufacturer.   The terms of the settlement include that we have given the manufacturer certain inventory, fixed assets and intellectual property related solely to our mobile response unit, and 200,000 shares of Company common stock that will be restricted for one year.  We have recorded the loss of $187,213 based on the recorded value of the assets and the fair market value of the common stock at settlement date. In addition, we had an impairment of our intangibles, including our customer list and goodwill related to this business and recorded a non-cash charge of $1,146,087.  For the year ended December 31, 2009, the revenue and net loss of TEDI was $19,825 and $193,505, respectively.

Liquidity and Capital Resources

The Company incurred a net loss for the year ended December 31, 2010 of $3,674,120. At December 31, 2010 we have an accumulated deficit of $29,929,726. In addition, we are currently in default on notes payable of $327,982 of principal. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

During the year ended December 31, 2010, cash used by continuing operations was $665,009. We used cash for investing activities of $335,809, primarily for acquisition of Stanza and our New Jersey sales office. Cash provided by financing activities was $1,921,833 primarily though our convertible debt offering.

Major cash out flow relates to our research and development activities in which we provided cash to Stanza of $571,000 as this business has only one contract that provides approximately $30,000. We have also assumed a tax liability for back payroll taxes of  $311,000   including interest and penalties. We have reached an agreement with the Internal Revenue Service to pay $4,011 a month to settle this liability. Our research and development costs were averaging about $60,000 a month since November 2010, but as of March 31, 2011, we have cut research and development expenditures to less than $30,000 until the first phase of our remote monitoring and control technology is completed by June 2011. Another major cash out flow this year relates to our effort to properly fund the Company. In fund raising activities we have incurred approximately $200,000 in fees paid to financial advisors for raising the $2 million and about $150,000 in travel compared to approximately $70,000 in 2009.

We recognize many non-cash charges in our income statement. Management believes that a non-GAAP measure is a better indicator of our liquidity position. Management believes that it can be cash positive by 2012 based on the formula of using cash flow from operations adjusted for changes in operating assets and liabilities and adding back interest expense. For the year ended December 31, 2010, using continuing operations this formula produces net cash out flow of $1,402,654 compared to the net cash out flow for the year ended December 31, 2009 of $649,891. This decline is primarily attributable to our research and development and our financing activities. The following table shows the computation of EBITDA, a non-GAAP financial measurer for years ended December 31:

Computation of EBITDA	2010	2009
Cash used in operations	$(665,009)	$(1,088,899)
Changes in operating assets and liabilities	(974,014)	205,359
Change in discontinued operating asset and liabilities	-	91,891
Depreciation from discontinued operation	-	55,000
Add back Interest expense	236,369	86,758
EBITDA	$(1,402,654)	$(649,891)

The Company is continuing to seek to raise additional capital. It is currently in discussions on a new credit line in order to provide support to our growing accounts receivable resulting from higher sales growth. We are seeking a capital infusion to pay off the notes that are in default and to payoff other payables that are due. The Company has reduced cash out flow by reducing corporate overhead and reducing our research and development activities.

At December 31, 2010, we had $968,416 in cash and short-term investments. The Company will need to raise additional funds and reduce its cash related expenses during the year to have sufficient cash it operate the business.

Off-Balance Sheet Arrangements

None.

Critical accounting policies and use of estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory obscelecence,  purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations.

We believe that of our significant accounting policies, which are described in Note 1 to our consolidated financial statements contained in  this Annual Report on Form 10-K, The following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of sales arrangement, delivery has occurred, or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.  For equipment sales, the Company recognizes revenue when the equipment has been delivered to the customer and the customer has taken title and risk of the equipment. For service and parts sales, the Company recognizes revenue when the parts have been installed and over the period in which the services are performed. The Company in some circumstances will require customers to make a down payment which is included in customer deposits and the revenue is deferred until work has been completed. The Company also has long-term maintenance agreements that the customer may elect to pay in advance. The revenue recognition on these contracts are based on the work performed.

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

Goodwill

In accordance with ASC 350, we test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We have determined that the reporting unit level is the entity level as discrete financial information is not available at a lower level and our chief operating decision maker, which is our chief executive officer and executive management team, collectively, make business decisions based on the evaluation of financial information at the entity level. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Our annual impairment test date is December 31.

In performing the test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We consider a number of factors to determine the fair value of a reporting unit. The valuation is based upon expected future discounted operating cash flows of the reporting unit. We base the discount rate used to arrive at a present value as the date of the impairment test on our weighted average cost of capital. If the carrying value of the reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.

We conducted our annual impairment test as of December 31, 2010. In order to complete the annual impairment test, we performed detailed analyses estimating the fair value of our reporting unit utilizing our forecast for the fiscal year ending December 31, 2011 with updated long-term growth assumptions. As a result of completing the first step, the fair value exceeded the carrying value, and as such the second step of the impairment test was not required.

Income Taxes

The Company accounts for income taxes under the asset and liability whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2010 and December 31, 2009 the Company had no unrecognized tax benefits due to uncertain tax positions.

Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2010 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However fiscal years 2007 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of December 31, 2010, the Company had potentially dilutive shares related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive. See Note 1for the details of impact of potentially dilutive securities.

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

New Accounting Standards and Updates Not Yet Effective

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires details of transfers in and out of Level 1 and 2 fair value measurements and the gross presentation of activity within the Level 3 fair value measurement roll forward. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. The Company adopted ASU 2010-06 effective January 1, 2010, except for the gross presentation of the Level 3 fair value measurement roll forward which is effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.

Business Combinations. In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for us as of January 1, 2011 and we do not expect it will have a material impact on our consolidated financial statements

Other Accounting Standards Updates not effective until after December 31, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ITEM 8.  Financial Statements

TITAN ENERGY WORLDWIDE, INC.
Consolidated Financial Statements and
Report of Independent Registered Public Accounting Firm
December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS
TITAN ENERGY WORLDWIDE, INC.

We have audited the accompanying consolidated balance sheets of Titan Energy Worldwide, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Energy Worldwide, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP
Southfield, MI
April 6, 2011

Titan Energy Worldwide, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$968,416	$45,401
Accounts receivable less allowance for doubtful accounts of $70,942 and $120,000, respectively	2,291,837	1,846,125
Inventory, net	693,013	881,830
Other current assets	279,397	230,948
Total current assets	4,232,663	3,004,304
Property and equipment, net	566,224	257,985
Customer and distribution lists, net	787,365	774,833
In-Process Research & Development	341,136	-
Goodwill	1,351,695	1,184,132
Other assets	60,062	20,608
Total assets	$7,339,145	$5,241,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts Payable	$2,417,950	$1,388,838
Accrued liabilities	1,649,176	578,549
Customer deposits and deferred revenue	265,222	234,190
Short- term credit facility	992,558	607,558
Notes payable - current portion	165,862	351,048
Current portion of convertible debt, net of unamortized discount	1,220,317	480,198
Total current liabilities	6.711,085	3,640,381
Notes payable, less current portion	7,405	19,769
Convertible debt, net of unamortized discount	185,520	63,958
Other long term liabilities	117,898	-
Total long–term liabilities	310,823	83,727
Total liabilities	7,021,908	3,724,108

Commitments and Contingencies
Stockholders’ equity
Preferred Stock Series D, 10,000,000 authorized, $,0001 par value, issued and outstanding 368 and 794 shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 30,371,522 and 17,153,495 shares, respectively	3,037	1,716
Treasury stock, at cost, held 1,700,000 and 2,740,000 shares, respectively	(850,000)	(1,370,000)
Additional paid-in capital	31,093,925	29,141,643
Accumulated deficit	(29,929,726)	(26,255,606)
Total stockholders’ equity	317,237	1,517,754
Total liabilities and stockholders’ equity	$7,339,145	$5,241,862

See accompanying notes to consolidated financial statements

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009
Sales of equipment	$10,068,749	$7,660,207
Sales of service and parts	3,975,051	2,966,712
Net sales	14,043,800	10,626,919

Material cost and labor for equipment	8,333,775	6,397,147
Material cost and labor for service and parts	1,851,715	1,353,190
Total cost of sales	10,185,490	7,750,337
Gross profit	3,858,310	2,876,582
Operating expenses:
Selling and service expenses	2,731,926	1,410,620
General and administrative expenses	1,272,344	949,934
Research and development	353,562	-
Corporate overhead	1,746,194	1,351,506
Depreciation and amortization	250,362	170,425
Gain on sale of fixed assets	(3,927)	(1,973)
Total operating expenses	6,350,461	3,880,512

Operating loss	(2,492,151)	(1,003,930)
Other Expenses
Interest expense, net	236,369	86,758
Share based inducement to settle a note payable	-	163,914
Amortization of debt discount and financing costs	1,036,267	110,718
Change in fair value of warrants	(90,667)	-
Total Other Expense, net	1,181,969	361,390
Net loss from continuing operations	(3,674,120)	(1,365,320)
Discontinued Operation (Note 16)
Losses from operation of discontinued business, net of tax	-	(1,339,592)
Losses from settlement of litigation, net of tax	-	(187,213)
Net loss from discontinued operations	-	(1,526,805)
Net loss	$(3,674,120)	$(2,892,125)
Weighted average number of shares outstanding	23,257,082	14,617,452
Basic and diluted (loss) per common share from continuing operations	(0.16)	(0.09)
Basic and diluted (loss) per common shares from discontinued operations	-	(0.11)
Total basic and diluted (loss) per common share	$(0.16)	$(0.20)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009

	Common Stock		Preferred Stock		Treasury shares
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2008	15,732,056	$1,573	657	$1	-	-
Stock issued for conversion of notes	646,439	65
Stock issued for services	575,000	58
Stock issued as part of a legal settlement	200,000	20
Stock option issued in the acquisition of Grove Power
Stock option issued for compensation
Stock options issued for services
Repurchase of common stock with Preferred D			137		2,740,000	$(1,370,000)
Warrants issued with Convertible debt
Warrants issued with 2 year Convertible debt
Net loss for the year
Balance December 31, 2009	17,153,495	$1,716	794	$1	2,740,000	$(1,370,000)
Stock issued for the conversion of Preferred D	6,802,044	680	(426)		(1,040,000)	520,000
Stock issued for conversion of convertible notes	1,249,655	125
Stock issued for the exercise of options	4,703,045	470
Stock issued for the purchase of Stanza Technology	413,333	41
Stock issued for services	50,000	5
Stock option issued for services
Stock options issued for compensation
Beneficial conversion feature on Convertible debt
Stock options issued for the purchase of SSI
Cost of issuing stock certificates
Net loss for the year
Balance December 31, 2010	30,371,572	$3,037	368	$1	1,700,000	$(850,000)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009 (Continued)

	Additional Paid in Capital	Accumulated Deficit	Total

Balance December 31, 2008	$27,003,124	$(23,363,481)	$3,641,217
Stock issued for conversion of notes	155,208		155,273
Stock issued for services	187,311		187,369
Stock issued as part of a legal settlement	39,980		40,000
Stock option issued in the acquisition of Grove Power	32,000		32,000
Stock option issued for compensation	31,383		31,383
Stock options issued for services	96,156		96,156
Repurchase of common stock with Preferred D	1,370,000		-
Warrants issued with Convertible debt	187,822		187,822
Warrants issued with 2 year Convertible debt	38,659		38,659
Net loss for the year		(2,892,125)	(2,892,125)
Balance December 31, 2009	$29,141,643	$(26,255,606)	$1,517,754
Stock issued for the conversion of Preferred D	(520,680)		-
Stock issued for conversion of convertible notes	431,030		431,155
Stock issued for the exercise of options	1,169		1,639
Stock issued for the purchase of Stanza Technology	185,959		186,000
Stock issued for services	22,495		22,500
Stock option issued for services	216,461		216,461
Stock options issued for compensation	228,814		228,814
Beneficial conversion feature on Convertible debt	1,320,748		1,320,748
Stock options issued for the purchase of SSI	71,671		71,671
Cost of issuing stock certificates	(5,385)		(5,385)
Net loss for the year		(3,674,120)	(3,674,120)
Balance December 31, 2010	$31,093,925	$(29,929,726)	$317,237

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
Operating activities:
Net loss	$(3,674,120)	$(2,892,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock options	478,814	31,383
Depreciation and amortization	250,362	220,446
Amortization of debt discount and financing costs	1,036,267	110,718
Impairment of intangibles	-	1,146,087
Stock and assets given in a legal settlement	-	185,713
Stock and stock options for services	365,549	152,231
Settlement of debt by issuing stock	-	163,914
Gain on sale of fixed assets	(5,228)	(1,937)
Change in fair value of warrants	(90,667)	-
Changes in operating assets and liabilities:
Accounts receivable	(371,269)	(199,059)
Inventory	188,817	(89,133)
Other assets	30,657	(100,966)
Accounts payable	971,869	(135,815)
Accrued liabilities and customer deposit	153,940	319,644
Net cash used in operating activities	(665,009)	(1,088,899)
Investing activities:
Purchase of fixed assets	(111,629)	(106,412)
Assets purchased in business acquisitions, net of cash acquired	(240,595)	(253,544)
Proceeds from sales of fixed assets	18,415	12,546
Net cash used in investing activities	(333,809)	(347,410)
Financing activities:
Net change short term revolving line of credit	385,000	148,835
Proceeds provided by seller and vendor financing	-	336,612
Proceeds from issuance of convertible debt	2,110,000	690,000
Payment of convertible debt	(135,000)	-
Payments of notes payable	(264,404)	-
Payment of debt issuance costs	(173,763)	(51,550)
Proceeds from notes issued	-	30,647
Net cash provided by financing activities	1,921,833	1,154,544
Increase (decrease) in cash and cash equivalents	923,015	(281,765)
Cash and cash equivalents, beginning of year	45,501	327,166
Cash and cash equivalents, end of year	$968,416	$45,401

See accompanying notes to consolidated financial statements.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the “Company”) was incorporated on December 28, 2006 in the state of Nevada. On August 10, 2007, the Company changed its trading symbol to “TEWI.OB,” and is currently trading on the OTCBB.

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s preferred stock, plus a Note payable to Stellar shareholders of $823,000. The Stellar shareholders also received 1,000,000 shares of Common Stock. Stellar provides products and services to protect an industry’s critical equipment from power outages, over/under voltage or transient surges and harmonic distortion Stellar is doing business as Titan Energy Systems, Inc (“TES”).

On June 11, 2009, the Company through its wholly owned subsidiary, Grover Power, Inc., a Florida corporation (“GPI”), acquired certain assets and assumed liabilities of R.B. Grove, Inc. Industrial and Service Divisions. The purchase was effective June 1, 2009. The purchase price consisted of a cash payment of $214,827 and an $86,612 secured promissory note at 8% interest rate due November 11, 2010. The seller also received five year warrants to purchase 200,000 shares of the Company common stock at a price of $0.01 per share. The Company determined the fair value of these warrants to be $32,000.

On November 1, 2009, the Company acquired certain assets and assumed liabilities for a sales office in New Jersey. This business had open orders at date of acquisition of approximately $3,000,000. The Company agreed to pay the owner $150,000. This sales office has been consolidated with the Titan Energy Services operations.

On January 1, 2010, the Company acquired the stock of Sustainable Solutions, Inc., (“SSI”) a company that performs energy audits, consulting and management services. The purchase price for this business was a stock option to purchase 200,000 shares of the Company’s common stock at a price of $0.50 per share. We used the Black-Scholes method to value the stock option for this acquisition at $71,671. The asset of the business is a contract with a major utility company to perform energy assessments for the three year period from 2010 to 2012.

On November 1, 2010, the Company acquired the assets of Stanza Systems, Inc. (“Stanza”), a software development company specializing in smart-grid applications. The purchase price for this company consisted of $175,000 cash and assumed liabilities of $481,190. In addition, to complete this acquisition the Company had to satisfy the senior debt holders by offering common shares of the Company. The Company’s offered these debt holders 413,333 shares of common stock which was valued at the closing price of our stock as of November 1, 2010 resulting in a value of $186,000. In addition these debt holders have an opportunity to receive additional shares if Stanza achieves certain revenue levels. The Company used a discounted cash flow model to determine the value of the contingent payment at $117, 898 (see Note 2 for asset allocation).

At December 31, 2010 and December 31, 2009, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

Preferred Stock, Series A, authorized 10,000,000, $.0001 par value
Preferred Stock, Series B, authorized 10,000,000, $.0001 par value
Preferred Stock, Series C, authorized 10,000,000, $.0001 par value

Following is a summary of the Company’s significant accounting policies.

Principles of Consolidation

The financial statements include the accounts of the Company and its 100% owned subsidiaries, TES, GPI, SSI and Stanza. The Company had operations making mobile emergency units, Titan Energy Development, Inc. which was closed in September 2009. This business has been treated as a discontinued business.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

In 2010, the Company’s presentation of the Statement of Operations has been changed to reflect the shared-based compensation expense and payments into the line items for sales and service expense, research and development, general and administrative and corporate overhead

Basis of Presentation

The accompanying Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss for the year ended December 31, 2010 of $3,674,120. At December 31, 2010, the Company had an accumulated deficit of $29,929,726.   In addition, the Company is in default on $327,982 of various notes and is in violation of its loan covenants.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

•	Management plans to raise additional capital in 2011 through debt or equity offerings.
•	The Company has instituted cost saving actions to reduce corporate overhead and research and development.
•	The Company has discontinued the operations of one of its subsidiaries, Titan Energy Development, Inc.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the years ended December 31, 2010 and 2009, the Company has entered into several non-cash transactions in order to provide financing for the Company in order to conserve cash. The table below shows the transactions that occurred during the past two years.

	2010	2009

Common stock issued for the conversion of Series D Preferred Stock	$3,429,324	$-
Stock issued for conversion of convertible debt	$431,155	$-
Stock issued to convert long-term debt	$-	$125,000
Stock issued in settlement of accounts payable	$-	$100,000
Stock warrants and options issued for acquisitions	$71,671	$32,000
Stock issued for acquisition	$186,000	$-
Common stock issued for warrants exercised	$1,639	$-

Interest paid for the years ended December 31, 2010 and 2009 were $87,206 and $41,022, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and assumptions at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of sales arrangement, delivery has occurred, or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. For equipment sales, the Company recognizes revenue when the equipment has been delivered to the customer and the customer has taken title and risk of the equipment. For service and parts sales, the Company recognizes revenue when the parts have been installed and over the period in which the services are performed. The Company in some circumstances will require customers to make a down payment which is included in customer deposits and the revenue is deferred until work has been completed. The Company also has long-term maintenance agreements that the customer may elect to pay in advance. The revenue recognition on these contracts are based on the work performed.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be a cash equivalent.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents. The Company maintains its cash in well-known banks selected based upon management’s assessment of the bank’s financial stability. Balances may periodically exceed the Federal Deposit Insurance Corporation limit which is currently $250,000.

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

	2010	2009
Furniture and office equipment	$195,870	$142,270
Software	298,503	17,046
Vehicles	97,673	108,380
Tools and Shop Equipment	152,602	125,788
Rental equipment	97,983	97,983
Accumulated Depreciation	(276,407)	(233,482)
Net Property and Equipment	$566,224	$257,985
Depreciation Expense	$100,324	$76,306

Intangible Assets

The Company evaluates intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles  that represent  customer lists, distribution list and contracts. These intangible have finite lives and therefore are required to be amortized to expense. The Company believes that the useful life of these intangibles range from 5-10 years. The accumulated amortization at December 31, 2010 and December 31, 2009 was $401,422 and $240,858, respectively. The Company expects amortization expense for the next five years as follows: 2011-$163,133; 2012-$163,133; 2013-$143,133; 2014-$131,633; 2015-$95,714.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

In accordance with ASC 350, we test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We have determined that the reporting unit level is the entity level as discrete financial information is not available at a lower level and our chief operating decision maker, which is our chief executive officer and executive management team, collectively, make business decisions based on the evaluation of financial information at the entity level. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Our annual impairment test date is December 31.

In performing the test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We consider a number of factors to determine the fair value of a reporting unit. The valuation is based upon expected future discounted operating cash flows of the reporting unit. We base the discount rate used to arrive at a present value as the date of the impairment test on our weighted average cost of capital. If the carrying value of the reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.

We conducted our annual impairment test as of December 31, 2010. In order to complete the annual impairment test, we performed detailed analyses estimating the fair value of our reporting unit utilizing our forecast for the fiscal year ending December 31, 2011 with updated long-term growth assumptions. As a result of completing the first step, the fair value exceeded the carrying value, and as such the second step of the impairment test was not required.

In 2009, our test did disclose that the goodwill related to Titan Energy Development, Inc was fully impaired and was charged to expense. The impairment was caused by our decision to not litigate a claim and to turn the business unit over to the plaintiff (see note 15 for further explanation)

The changes in the carrying value of Goodwill for the years ended December 31, 2010 and 2009 were as follows:

	2010			2009
		Accumulated	Net		Accumulated	Net
	Gross	Impairment	Goodwill	Gross	Impairment	Goodwill
Balance at beginning of the year	$1,874,471	$(690,339)	$1,184,132	$1,599,160	-	$1,599,160
Impairment TEDI					$(690,339)	(690,339)
Acquisition of Grove Power				178,531		178,531
Acquisition of New York Office				96,780		96,780
Acquisition of SSI	11,761		11,761
Acquisition of Stanza	155,802		155,802
Balance at the end of the year	$2,042,034	$(690,339)	$1,351,695	$1,874,471	$(690,339)	$1,184,132

Advertising Costs

Advertising costs include trade shows, demo and literature which are expensed as incurred. The advertising costs for the years ended December 31, 2010 and 2009 were $32, 724 and $26,623, respectively.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2010 and 2009 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2007 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of December 31, 2010 and 2009, the Company had potentially dilutive shares related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive. At December 31, 2010 and 2009, the following table sets forth potentially dilutive shares:

	2010	2009
Conversion of Series D Preferred stock	6,824,074	24,205,882
Conversion of 8% convertible notes and warrants	2,041,667	8,870,588
Conversion of 10% convertible notes and warrants	1,840,000	400,000
Stock warrants	250,182	(892,595)
Vested stock options	1,747,875	-
Total	12,703,798	32,583,876

The above table uses the December 31, 2010 and 2009 average closing stock price to determine securities that may be dilutive. The average stock prices for the years ended December 31, 2010 and 2009 were $0.54 and $0.17, respectively. The Series D Preferred Stock can be converted by dividing the amount invested by the 20 days VWAP price. The 8% convertible notes can be converted by taking the principal and accrued interest and dividing by the average closing bid price for five days before conversion date. In addition, upon conversion the note holder receives ten stock warrants for every $1000 of principal with an exercise price of $.01. The 10% convertible notes may be converted by multiplying the  principal and accrued interest by four, in addition these notes have warrants equal to 2 stock warrants for every $1,000 of principal with an exercise price of $.25. The stock warrants and vested stock options are those securities that are in-the-money at December 31. We use the treasury method to compute the shares that would be issued.

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplier concentration

The Company has an exclusive distribution agreement with one supplier that comprised 33% and 46% of its total purchases for the years ended December 31, 2010 and 2009, respectively. The loss of this exclusive distribution agreement could cause a delay and loss of sales which would affect the operating results adversely. Although there are other vendors from which the Company could make these purchases, management believes that they may not be on the same terms and conditions as our current agreement.

Segment Reporting

The Company operates in a two business segments, Power Distribution and Energy Services. Power Distribution consists of the sale of emergency, standby power equipment and renewable energy solutions. Energy Services consist of the sale of maintenance and service programs, interruptible rate, demand response programs, monitoring program and energy audits. 2009 amounts have been restated to present the business as two reportable segments.

New Accounting Standards and Updates Not Yet Effective

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires details of transfers in and out of Level 1 and 2 fair value measurements and the gross presentation of activity within the Level 3 fair value measurement roll forward. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. The Company adopted ASU 2010-06 effective January 1, 2010, except for the gross presentation of the Level 3 fair value measurement roll forward which is effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.

Business Combinations. In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for us as of January 1, 2011 and we do not expect it will have a material impact on our consolidated financial statements

Other Accounting Standards Updates not effective until after December 31, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – ACQUISITIONS

On November 1, 2010, The Company purchased certain assets and assumed certain liabilities of Stanza Systems, Inc., a software development company. This transaction required the approval of Stanza Systems, Inc. senior debt holders. The senior debt holder agreed to exchange their debt and accrued interest for 413,333 shares in the Company plus a contingent payment in the Company’s common stock. The Company will operate this business under the assumed name of Stanza Technologies (“Stanza”). If Stanza’s sales for 2011 or 2012 is $3,000,000 the debt holders will receive $206,667 of value paid in the Company’s Common Stock. If Stanza’s sales are $5,000,000 then the debt holder will receive $413,334 of value paid in Company’s common stock. The Company has valued the contingent consideration under ASC 805 using a probability and discounted cash flow approach. The following table set forth the amounts assigned to the purchase price and the allocation to the assets.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 1, 2010
Fair value of consideration
Cash payment	$175,000
413,333 shares of common stock issued November 1, 1010	186,000
Contingent consideration	117,898
Fair value of consideration	$478,898

Fair value of assets acquired
Cash	$14,405
Accounts receivable	74,442
Fixed assets	305,000
Customer list	102,571
In process research and development- monitoring system	341,136
Other assets	12,894
Fair value of assets acquired	$850,448

Fair value of liabilities assumed
Accounts payable	$57,243
Accrued liabilities	398,740
Notes payable	71,370
Fair value of liabilities assumed	$527,353

Net fair value of assets	$323,095

Excess consideration over fair value of net assets–Goodwill	$155,803

The fair value of the customer list and the in–process research and development was based on a valuation analysis in accordance with ASC 805, the customer list was based on the income approach using a discounted cash flow for this asset adjusted for probability of renewal. The in-process research and development asset was determined by a relief from royalty approach, on a discounted cash flow basis. The Company also performed an income approach on a multi-period excess earnings discounted cash flow and adjusted for probability.   The two methods were averaged to determine the value of in-process research and development asset.  The goodwill is expected to be fully deductible for tax purposes.

The sales and operating loss included in the Consolidated Financial Statements since the acquisition date of November 1, 2010 were $84,679 and $(140,123), respectively. The Company’s primary objective in this acquisition is to control the research and development of our state of the art monitoring system. Stanza’s prior business was not focused on research and development but only contract sales. Proforma financial information has not been presented as the impact would not be materially different from reported amounts. The Company has spent approximately $350,000 in 2010 and estimate that the total cost to complete of this project will be an additional $235,000.

On January 1, 2010, the Company also purchased the stock of Sustainable Solutions, Inc. This company is engaged in the energy audits, energy consulting and energy management services. The purchase price was 200,000 stock options of TEWI common stock with strike price of $0.50. We used the Black-Scholes method to value this option resulting in a purchase price of $71,761. The only asset this company had was a contract with a major utility to perform audits from 2010 to 2012. We used a discounted cash flow based on estimated audits to be performed to value the contract at $60,000. We will amortize this contract over three years. The sales and operating loss for the year ended December 31, 2010 were $36,150 and $(14,063), respectively. Proforma financial data is not provided since the impact would not be materially different from reported amounts.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following at December 31:

	2010	2009
Parts	$499,738	$448,618
Work in process	64,009	223,810
Finished goods	220,441	279,402
Obsolescence reserve	(91,175)	(70,000)
Total	$693,013	$881,830

NOTE 4 - NOTES PAYABLE

Notes payable consists of the following at December 31, 2010 and 2009:

	2010	2009
Convertible notes payable bearing interest at 10% due May to November 2011	$1,650,000	-
Convertible notes payable, bearing interest at 12% payable on demand	175,000	$580,000
Convertible notes payable bearing interest at 10% due November to December 2011	460,000	100,000
Promissory note payable bearing interest at 6% due May 2, 2010, paid June 2010.	-	250,000
Secured promissory note interest at 8% payable on demand	86,612	86,612
Other Loans	86,655	34,205
Less Unamortized Discount	(879,163)	(135,844)
Total	1,579,104	914,973
Less current portion	1,386,179	831,246
Long-term Debt	$192,925	$83,727

At December 31, 2010 the Company was in default on $175,000 of convertible notes payable and is accruing interest at the default rate of 12%. These note holders can demand payment in cash or elect to convert their note and accrued interest into common stock at the average bid price for five days preceding the conversion date. If they elect this option they will also receive ten stock warrants for every $1000 of principal with a strike price of $0.01.   In addition we are in default on three other notes totaling $153,466 of which $43,000 was paid in January 2011. The Company is actively raising capital to resolve these issues and discussing options with the debt holders.

The convertible notes payable due in May to November, 2011 were issued with 1,650,000 detachable warrants to purchase Company’s common stock at $0.60 per share. The proceeds received from these notes were allocated to the convertible notes payable and the warrants’ totaling of $1,267,941 and $382,059 respectively based on their relative fair values.  These notes are convertible at maturity based on the current share price, with a minimum price of $0.30 per share, or if the Company does an equity raise in excess of $5,000,000, the notes can be converted to the new offering. The warrants have a round down provision and, as such, the warrants’ fair value is determined at each reporting period and any gain or loss is recognized through the income statement. The Company has recorded a beneficial conversion feature on these notes in the amount of $681,203 which is treated as a debt discount.

The convertible notes payable due in November to March of 2012 were issued with 1,120,000 detachable warrants to purchase the Company’s common stock at $.25 per share.  The proceeds received from these notes were allocated to the promissory note and the warrants based on their relative fair values of $301,418 and $258,582, respectively, with the warrants’ fair value being determined using the Black-Scholes method.  The value allocated to the warrants was recorded as a debt discount and will be amortized into interest expense over the life of the promissory notes.  The note holders will have the option of converting their notes into common stock based on the principal balance plus accrued interest multiplied by four. This beneficial conversion feature has intrinsic value of $297,430, is recorded as a discount on the debt, and will be amortized to expense over the life of the debt.  In 2010, notes totaling $100,000 plus accrued interest of $5,761 were converted into 579,964 shares of the Company’s common stock.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The convertible notes payable due between June to August 2010 of $580,000 were issued with 1,160,000 detachable warrants to purchase the Company’s common stock at $.01 per share. As noted above the balance of $175,000 for these notes is in default.  During 2010 notes totaling $305,000 and accrued interest $25,442 were converted into 669,691 shares of the Company’s common stock.  Also, note holders totaling $100,000 of principal were paid in full.

The secured promissory note payable was part of the consideration given to the Seller of the RBG assets purchased by GPI. The security for this note is all the assets that were purchased. The Company is in default on this note, however a partial payment of $43,000 was made in January, 2011.

The Company has a revolving line of credit, bearing interest at prime plus 2.0% with minimum interest rate of 7.5%, due June 22, 2011. The amounts outstanding at December 31, 2010 and 2009 were $992,558 and $607,558, respectively. Borrowings under the Revolving Line of Credit are subject to a borrowing base formula consisting of 75% of the accounts receivable balances fewer than 90 days plus 50% of the inventories, up to a maximum of $125,000. The Company was in violation of the loan covenants at December 31 2010 for making intercompany advances to TEWI.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2010 and 2009

	2010	2009
Accrued compensation	$350,071	$178,245
Accrued interest	144,098	34,630
Common stock warrants, at fair value	295,221	-
Purchase obligation on stock options, at fair value	375,000	125,000
Stanza payroll taxes including interest and penalties	311,570	-
Amount payable for acquisition of the New York office	-	80,000
Accrued costs on completed jobs	135,977	128,684
Accrued other	37,239	32,990
Total accrued liabilities	$1,649,176	$579,549

The amounts under purchase obligation on stock options are two options that permit the holder to demand payment in lieu exercising the option. The amount for Stanza payroll taxes was assumed in the purchase of this company. The payroll taxes are from June 2009 through September 2010. We have reached an agreement with the Internal Revenue Service to pay $4,011 per month until paid in full.

NOTE 6 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2010	2009
Continuing Operations
Income taxes at the statutory rate	$(1,249,201)	$(464,208)
Change in valuation allowance	1,126,182	391,803
Permanent differences and other	123,019	72,405
Total income taxes of continuing operations	$-	$-

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents the components of the Company total income tax provision:

	2010	2009
Continued Operations:
Current expense	$-	$-
Deferred benefit	(1,126,182)	(464,208)
Change in valuation account	1,126,182	464,208
Total continuing operations	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effect of primary temporary differences giving rise to the Company deferred tax assets and liabilities for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets
Amortization	34,391	$861
Non qualified stock option expense	177,187	14,390
Operating losses carry forward	4,838,113	3,996,889
Stock options for services	157,032	32,745
Deferred tax liabilities
Warrants fair value income	(30,827)
Depreciation	(8,666)	(4,266)
Net deferred tax asset	5,167,230	4,040,619
Valuation Allowance	(5,167,230)	(4,040,619)
Total net deferred tax asset	$-	$-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized taxable income since its inception.

At December 31, 2010, the Company had consolidated federal net operating losses of $14,229,744. The expiration date of these net operating losses are as follows:

2019	104,604
2020	654,454
2021	1,700,703
2022	72,209
2023	451,382
2024	262,795
2025	385,410
2026	911,684
2027	2,540,363
2028	1,543,573
2029	2,807,561
2030	2,795,006
$14,229,744

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – RETIREMENT PLAN

All eligible employees are covered under the Company 401(k) pension and profit sharing plan. The Company did not make any contribution to the plan for the years ended December 31, and 2010 and 2009. In the purchase of Stanza, the Company assumed liabilities for $61,715 in employee contribution and an employer’s match of $24,970 to be made to Stanza Systems, Inc.’s 401(k) plan.

NOTE 8 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Each Unit was offered at $10,000. The holder of the Convertible Preferred Stock may convert, at any time and is required to convert their preferred stock 24 months after issuance, in whole or in part, into shares of Common Stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of Common Stock. Each Class a Warrant and Class B Warrant entitles the holder to purchase three thousand three hundred and thirty-three (3,333) shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

In the year ended December 31, 2010, investors holding the Series D Preferred Stock elected to convert their holdings into Common Stock using the Volume Weighted Average Price “VWAP” formula as provided for in the offering documents. A total of 426 shares of Series D Preferred Stock elected to convert into common stock receiving an aggregate of 6,802,044 shares of common stock. The weighted average conversion price per share was $0.55. In addition, the Class A and Class B warrants were repriced based on conversion price times 120% and 140%, respectively.

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

During the year ended December 31, 2010, 52 shares of Series D Preferred Stock were converted in exchange for 1,040,000 treasury shares.

NOTE 10 – STOCK OPTIONS

The Company issued stock options to employees, consultants and to a note holder in settlement of an outstanding note during 2009 and 2010. These options were not issued under any plan that required stockholder approval. The Company believes that such stock options align the interest of its employees with the shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company common stock at date of grant.  Options granted to consultants have a five year contractual term. The option granted to employees have from a three year contractual term to no expiration date, however we would except that all options will be exercised within 10 years. All options issued are non-qualified options. There are two options totaling 1,500,000 shares that are guaranteeing a minimum value of $0.25 a share and which represent the fair value and are recorded as accrued liability. For all other options the Company uses the Black-Scholes method to evaluate the options. The excepted volatility is computed based on a twelve month standard deviation of our month ended closing price. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at time of grant. Below are the parameters in determining the fair value of these options.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2010	2009
Expected volatility	66%-113%	90%-142%
Weighted average volatility	75%	135%
Vesting Periods (in years)	1.5-4	0-4
Expected term (in years)	2-5	2-5
Expected dividends	0%	0%
Risk free rate	.5%-2.7%	.5%-2.2%

A summary of activity for the years ended December 31, 2010 and 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Grant
		Exercise	Contractual	date
	Shares	Price	Terms	Fair Value
Outstanding at January 1, 2009	-
Granted	7,055,000	$0.24	9	$1,434,185
Exercised
Forfeited	(10,000)	$0.10
Outstanding at December 31, 2009	7,045,000	$0.24	9
Granted	1,665,000	$0.57	9	$294,049
Exercised
Forfeited	(365,000)	$0.22
Outstanding at December 31, 2010	8,345,000	$0.31	9
Excisable as of December 31, 2010	1,987,500	$0.28	6

As of December 31, 2010, the non vested options total 6,357,500 shares. There is approximately $775,000 of unrecognized compensation and share-based expense arrangements have been granted. These costs will be recognized over the weighted average period of 3 years. At December 31, 2010 the aggregate intrinsic value of the stock options exercisable was $636,000.

NOTE 11 – COMMON STOCK TRANSACTIONS

During the year ended December 31, 2010, the Company issued common stock for the following transactions:

•	The Company issued 6,802,044 shares of common stock for the conversion of the Series D Preferred Stock.

•
The Company’s warrant holders elected to exercise warrants totaling 5,163,715 shares at prices ranging from $.01 to $.35 per share. Most of the exercises were done on a net share basis resulting in actual common stock issuances of 4,703,045 shares.

•	Debt holders also converted $405,000 of Convertible Notes plus the accrued interest, into 1,249,655 shares of common stock.

•
The Company issued 413,333 shares of common stock to the senior debt holders of Stanza Systems, Inc., for the forgiveness of principal of $620,000 plus accrued interest. This transaction was required as part of the purchase of Stanza Systems, Inc assets.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	The Company issued 50,000 shares of common stock to an investor relations firm as part of compensation for services.

In the year ended December 31, 2009, the Company entered into several transactions resulting in the issuance of common stock. The following is a description of these transactions:

•
The Company issued 200,000 shares as part of the legal settlement with ERBUS. This stock cannot be sold by ERBUS for at least one year as agreed upon in the settlement agreement. The fair value for this stock was $0.20, for a total fair value of $40,000. This amount was charged to discontinued operations.

•
The Company issued 100,000 shares to a vendor in partial settlement of the accounts payable outstanding. The fair value of the stock was $0.23, a fair value of $23,000. This amount resulted in a $3,620 charge to discontinued operations. The Company has a payable of $25,000 still outstanding at December 31, 2010 to this vendor.

•
The Company issued 500,000 shares to Company’s new investor relations firm. The fair value of the stock was $0.33 per share resulting in a fair value of $165,000. Our contract with the investor relations firm is for one year. We will amortize the charge over the one-year period.  Expense for this contract in 2009 was $39,575.

•
The Company entered into agreement to pay off a note and the accrued interest with the holder through the issuance of common stock and stock options. The Company issued 646,439 shares with a fair value of $0.23 for a total value of $155,000. This amount along with stock option fair value of $125,000 resulted in an inducement of $163,914 that is included in other expenses in 2009.

•
During the year ended December 31, 2009, the Company issued 100,000 shares of common stock to an investor relations firm for services to be provided. The fair value of the common stock on the day it was issued was $0.29 a share. This fair value of $29,000 was charged to expense in the third quarter.

•
An investor relations firm returned 125,000 shares of common stock that were issued in July 2008. The issuance of this stock resulted in expense over 2008 and 2009.The stock was returned as the investor relations firm did not perform on its contract which was terminated. The Company has retired this stock and recognized a gain for the fair value of $31,250.

NOTE 12 - COMMON STOCK WARRANTS

The total number of warrants issued for the year ended December 31, 2010, and for the year ended December 31, 2009, was 5,889,661 and 2,517,492, respectively. Also in the year ended December 31, 2010 there was 5,163,715 warrants exercised. There were no warrants exercised in 2009. The following table shows the warrants outstanding at December 31, 2010:

Number of		Exercise	Expiration
Warrants	Purpose	Price range	Date
200,000	Acquisition of Grove Power, Inc.	$0.01	June 2014
293,536	Broker warrants on debt Offerings	$0.10-$0.625	December 2012 - January 2013
920,000	Convertible Debt Offering 2009/2010	$0.25	December 2014 - March 2015
847,500	Debt Offering 2006	$0.35	January 2012
553,800	Debt offering 2007	$0.50	April-July 2012
1,650,000	Convertible Debt Offering 2010	$0.60	May 2015 - November 2015
158,000	Debt Offering 2007	$0.75	December 2012
1,386,536	Converted Preferred D Class A	$0.49 -$.089	June 2013
1,386,536	Converted Preferred D Class B	$0.63	January 2013
1,259,875	Unconverted Preferred D Class A	$1.20	January 2013
1,259,875	Unconverted Preferred D Class B	$1.40	January 2013
777,135	Broker warrants on Preferred D	$1.25	January 2013

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – OPERATING LEASES

The Company leases office space, vehicles, equipment and warehouses. Rent expense for the years ended December 31, 2010 and 2009 was $439,635 and $226,425. Future minimum rental payments required under the non-cancelable operating leases are as follows: 2011 - $575,089; 2012 - $506,792; 2013 - $325,927 and 2014-$9,334.

NOTE 14 – FAIR VALUE

GAAP provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. GAAP also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The fair value measurements are disclosed by level within that hierarchy.   The Company adopted the provisions of fair value measurements as of January 1, 2009. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company will evaluate its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2010:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$295,221	$295,221
Purchase obligations for stock options			$375,000	$375,000
Contingent consideration from the acquisition of Stanza			$117,898	$117,898

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2009:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total
Prepaid investor relation	$165,000			$165,000
Liabilities
Purchase obligations for stock options			$125,000	$125,000

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Level 3 Liabilities

Fair value at December 31, 2009	$125,000
Purchases, issuances and settlements, net	753,786
Changes in fair value recorded in other expenses	(90,667)
Fair value at December 31, 2010	$788,119

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 –Segment Data

Our operating segments represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We conduct our operations through two operating segments: Power Distribution and Energy Service. Our reportable segments are strategic business units that offer different products and services and serve different customers. Power Distribution consists of the sale of equipment Emergency, Standby Power and Renewal Energy solutions. Energy Services consist of the sale of maintenance and service programs, interruptible rate program, monitoring program and energy audits. There are no sales between operating segments. The Company sales outside of U.S. are not material.

Summarized financial information concerning our reportable segments is shown in the following table. Unallocated costs amounts include corporate overhead, research and development. Other expense which, for purposes of evaluating the operations of our segments, is not allocated to our segment activities. Total asset amounts exclude intercompany receivable balances eliminated in consolidation.  The Unallocated costs assets includes cash, goodwill and in process research and development. Customer list and other intangible are allocated to their segments.

For the Year Ended December 31, 2010
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$10,068,749	$3,975,051		$14,043,800
Cost of sales	8,333,775	1,851,715		10,185,490
Gross profit	1,734,974	2,123,336		3,858,310

Operating expenses:
Selling and service expenses	1,388,790	1,343,136		2,731,926
General and administrative expenses	587,126	685,218		1,272,344
Depreciation and amortization	54,559	192,173	3,630	250,362
Research and development	-	-	353,562	353,562
Corporate overhead	-	-	1,746,194	1,746,194
Gain or loss on sale of fixed asset	-	(5,540)	1,613	(3,927)
Operating expense	2,030,475	2,214,987	2,104,999	6,350,461

Operating loss	$(295,501)	$(91,651)	$(2,104,999)	$(2,492,151)

Total assets	$1,577,612	$2,931,412	$2,830,120	$7,339,145

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Year Ended December 31, 2009
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$7,660,207	$2,966,712		$10,626,919
Cost of sales	6,397,147	1,353,190		7,750,337
Gross profit	1,263,060	1,613,522		2,876,582

Operating expenses:
Selling and service expenses	554,794	855,826		1,410,620
General and administrative expenses	482,332	467,602		949,934
Depreciation and amortization	68,900	90,785	10,740	170,425
Research and development	-	-	-	-
Corporate overhead	-		1,351,506	1,351,506
Gain or loss on sale of fixed assets	-	(9,525)	7,552	(1,973)
Operating expense	1,106,026	1,404,688	1,369,798	3,880,512

Operating income (loss)	$157,034	$208,834	$(1,369,798)	$(1,003,930)

Total assets	$1,578,438	$2,262,293	$1,401,131	$5,241,862

NOTE 16 – DISCONTINUED OPERATIONS

 In 2009, Management decided to discontinue the primary business of TEDI subsidiary which was the manufacturing and marketing of a specialized mobile utility system.  This was based on Management's assessment that the market for this type of product had greatly diminished due to changes in the economy and decreased funding from FEMA type of programs as well as the unavailability of Company resources that would be required to market this product.  The Company reached a settlement with ERBUS, Inc. on a complaint that alleged that the Company violated a confidentiality agreement with ERBUS and used unspecified and allegedly confidential, proprietary and trade secret information related to a mobile emergency response unit that ERBUS had been trying to develop. The terms of the settlement include that the Company will give ERBUS certain inventory, fixed assets and intellectual property, and 200,000 shares of common stock. The settlement is in no way an admission of guilt or wrongdoing by the Company; the Company chose to settle rather than incur the costs of litigation. The Company’s subsidiary TEDI was dedicated to producing the product that was the subject of this dispute. Based on this settlement and the Company’s decision to no longer be involved in this business, the Company has decided to discontinue the operations of TEDI.  The Company has recorded the loss on the settlement based on the recorded value of the assets and the fair market value of the common stock to be approximately $187,213 at December 31, 2009. The settlement agreement was effective as of November 1, 2009.

The Company had reviewed the customer list and goodwill at September 30, 2009 related to the TEDI subsidiary. The Company tests for impairment whenever events occur or circumstances change that would more likely than not reduce the fair value of these assets below its carrying value. The Company has agreed to a non-compete clause for five years and therefore there is no foreseeable cash flow to justify the fair value of these assets. The Company has taken a non-cash impairment charge on intangible assets of $1,146,087 at September 30, 2009. For the year ended December 31, 2009 the revenue and net loss from the operations of TEDI was $19,825 and $193,505, respectively.  All assets and liabilities have been written down to fair value and any remaining amounts are immaterial.

NOTE 17 – SUBSEQUENT EVENT - COMMON STOCK

In accordance with our Preferred Series D stock after 24 months a holder could elect to convert it stock to common shares based on the lesser of (i) $1.00 or (ii) a price per share equal to the volume weighted average closing price for the twenty trading days prior to a conversion. As of April 5, 2011 total of 433 Preferred Series D shares have been converted into 7,054,664 common shares.

The Company has performed a review of events subsequent to the balance sheet date and, except for the matters described above in this note, no other matters require disclosure.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010 have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Management’s Report on Internal Control over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO criteria.

Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

  This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to  rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Age	Position	Position Held Since
Jeffrey W. Flannery	54	Chairman, Chief Executive Officer and Director	Chairman – 2005; CEO 2005-2007, 2009

Thomas Black	47	Chief Operating Officer, Secretary and Director	2006

James J. Fahrner	59	Chief Financial Officer and Director	2007

A description of our directors’ business experience during the past five years is set forth below.

Jeffrey Flannery, Chairman, CEO and Director, Titan Energy Worldwide, Inc. Mr. Flannery has been the Company’s Chairman since December 15, 2005 and the Company’s Chief Executive Officer since July 2009, when he was appointed to replace John Michael Tastad.  Mr. Flannery previously had served as the Company’s CEO from December 2005 until October 2007.  Mr. Flannery also has served as the Company’s Chief Financial Officer from December 2005 until May 2007.  From 1994 to 2004, Mr. Flannery was the founder and Chief Executive Officer of Enhanced Information Systems, Inc., an online home health care provider for the pharmacy industry, Vice President of Development for IUSA, an information technology company, and Vice President of Corporate Communications for Center For Special Immunology, a public company dedicated to medical treatments for immune disorders. As President of FLC Partners, Inc., an advisory company, Mr. Flannery has provided financial consulting and business development services for many public and private companies. Mr. Flannery received his B.A. in Philosophy from the University of California, Los Angeles. The Board believes that Mr. Flannery has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience with several companies that were in the public markets as a start-up venture, his having provided leadership and strategic direction to the Company as its founder.

Thomas Black, Chief Operating Officer and Director, Titan Energy Worldwide, Inc. Mr. Black has served as a Director of Titan Energy Development Inc. since its inception in 2003 and as President from April 2005 to July 2009.  Mr. Black was Vice President of Sales for DTE Energy Technologies from 2001 to 2003. DTE Energy Technologies is an unregulated subsidiary of DTE Energy whose business was designing, engineering, manufacturing and distributing cogeneration products and services. Mr. Black has over 25 years of experience in co-generation, standby and continuous power systems, complex electrical switches and switching systems. He is experienced in general management, engineering, operations, sales and marketing, and sales training. He has a Bachelors Degree in Industrial Management from Lawrence Technological University.  The Board believes that Mr. Black has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 25 years of experience in power generation business, his having provided leadership and  his unparalleled knowledge of the Company and its business.

James Fahrner, Chief Financial Officer and Director, Titan Energy Worldwide, Inc. Mr. Fahrner has been the Chief Financial Officer of the Company since May 2007.  A seasoned financial executive with 38 years of experience in accounting, audit internal control, cash flow management, purchase accounting, budgeting and forecasting, Mr. Fahrner was Senior Consultant for Callaway Partners from 2006 until his employment with the Company in May 2007. From 2000 to 2006, he was the Controller for DTE Energy Technology. Mr. Fahrner has his B.S. in Mathematics from Eastern Michigan University. He is a Certified Public Accountant, and a member of the AICPA and MACPA organizations. The Board believes that Mr. Fahrner has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 38 years of experience being a financial executive or an auditor for several public companies and his unparalleled knowledge of accounting and securities and exchange matters as they affect the Company and its business.

Other significant employees

George Wren, Chief Technology Officer and Vice President of Strategy , Titan Energy Worldwide, Inc
Mr. Wren’s experience includes: project management and installation of 4MW peaking and back-up generators for General Motors in the United States and Brazil; managing Schlumberger Industries’ precision line of metering and instrumentation products, founding and managing a manufacturer’s representative firm in the southeast United States specializing in SCADA systems, metering products and communications networks for electric utility clients; and profit and loss responsibility for Metricom’s UtiliNet private network product line for distributed control systems in the water, gas and electric utility industries.

Clifford Macaylo, President of Northeast Operations, Titan Energy Systems
Mr. Macaylo has over 25 years of experience in energy conservation, power systems, controls, manufacturing and general management. Previously, Mr. Macaylo was the founder and principal of CMAC Partners, LLC, an energy company focused on CHP / DG development. Other positions include Vice President Fischbach & Moore from 1999 to 2001, (Electrical Contractor 300 Million  Annual Revenue); Marketing Manager Global Sales for Eaton from 1998 to 1999, (Electrical); General Manager and Director of Asia Pacific 1996 to 1998, (Country Entry Strategy & Acquisitions); Sales Manager - Distribution and Control Business Unit, Westinghouse, from 1990 to 1994.

Involvement in Certain Legal Proceedings

None

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than ten percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are not aware of any person who during the year ended December 31, 2010, was a director, officer, or beneficial owner of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 55820 Grand River Avenue, Suite 225, New Hudson, MI 48165, telephone number (248) 264-1900.

Nominating, Audit or Compensation committees

The Company does not have Nominating, Audit or Compensation committees.

ITEM 11.  Executive Compensation

Compensation of Executive Officers

The following table sets forth, for the fiscal years ended December 31, 2010 and 2009, all compensation paid by the Company, including salary, bonuses and certain other compensation, if any, to its Chief Executive Officer, all other executive officer and the two most highly compensated employees. The CEO, COO and CFO listed in the table below are sometimes referred to as the “named executive officers” in this Form 10-K.

Summary Compensation Table for 2010 and 2009(6)

	Year	Salary ($)	Bonus ($)	Stock Awards ($) (7)	Option Award ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jeffrey W. Flannery (1)	2010	0	0	0	0	0	198,750	198,750
Chairman, and	2009	0	0	0	87,206		153,000	153,000
Chief Executive Officer

Thomas Black(2)	2010	184,212	0	0	0	0	3,000	187,212
COO and Former President	2009	183,950	0	0	87,206	0	0	271,156

James Fahrner(3)	2010	34,615	0	0	0	0	109,613	144,227
Chief Financial Officer	2009	34,688	0	0	87,206	0	71,425	193.319

George Wren (4)	2010	25,000	10,000	0	226,058	0	0	261,058
Chief Technology Officer and Vice President of Strategy

Clifford Macaylo (5)	2010	120,000	23,337	0	250,000	0	8,681	402.02
President
Northeast Operations

1)    On July 22, 2009, Mr. Flannery was appointed the Chief Executive Officer, replacing John Michael Tastad.  Mr. Flannery resigned his employment and became a consultant.  The amount under All Other Compensation for 2008 and 2009 represents payment as a consultant and $7,500 for a car allowance. Mr. Flannery became a full-time employee on January 11, 2011.

2)    Mr. Black’s All Other Compensation for 2010 represents a car allowance.

3)    On April 1, 2009, Mr. Fahrner resigned his employment and became consultant to the Company, although he retained his title of Chief Financial Officer.   All Other Compensation for 2009 and 2010 represent payments as a consultant. Mr. Fahrner became a full-time employee on October 1, 2010.

(4)   Mr. Wren was appointed as Chief Technology Officer and Vice president of Strategy on October 20, 2010 as part of the acquisition of Stanza Systems. Inc. This position is not an executive officer; this is his title at Stanza. Mr. Wren has an employment contract that set his salary at $150,000 for two months to be increased to $180,000 for 2011. In his employment contract he was granted a stock option for 1,000,000 shares with an exercise price of $0.60 cents. This option expires on 11/1/2015. The amount under option award is the fair value at date grant using the Black-Scholes formula.

(5)   Mr. Macaylo was appointed the President of Northeast Operations of TESI on December 19, 2009. The employment agreement set his salary at $120,000 per year. He was entitled to a $100,000 bonus on the first anniversary. The Company has paid the amount under the bonus column and has accrued the remaining amount. He receives $700 a month car allowance and $2,000 month payment for office space that he owns. Mr. Macaylo was granted a stock option for 1,000,000 shares at exercise price of S0.25.  On or before January 1, 2012, this option has a put that allows him to require the Company to pay him $250,000 for these options. This amount has been accrued as a liability by Company as the fair value of the option. The option expiration date is December 14, 2010. Mr. Macaylo can receive additional options if certain sales and gross profit target are obtained.

(6)   The column for “Change in Pension Value and Nonqualified Deferred Compensation Earning” has not been included as the Company has no plans of this nature.

(7)   The amount under stock option award is determined based on date of grant and we use the Black-Scholes method to compute the value. These amounts are charged to expense over the vesting period. However, Mr. Macaylo’s award was determined based on his option to have the Company purchase his stock option for $0.25 per share by January 1, 2012. See Note 10 – Stock Option for information as to the input values for the Black-Scholes computation.

Outstanding Equity Awards as of December 31, 2010 (1)

					Market value
	Number of			Number of	of shares
	Securities	Option		Shares	that
	Underlying	Exercise	Option	that	have not
	Unexercised	Price	Expiration	have not	Vested
	optional	($)	Date	Vested	($)
Jeffrey W. Flannery (2)
Chairman, and	500,000	$0.25	11/23/2014	250,000	$80,000
Chief Executive Officer

Thomas Black (2)	500,000	$0.25	11/23/2014	250,000	$80,000
COO and Former President

James Fahrner(2)	500,000	$0.25	11/23/2014	250,000	$80,000
Chief Financial Officer

George Wren (3)	1,000,000	$0.60		1,000,000	$320,000
Chief Technology Officer and Vice President of Strategy

Clifford Macaylo(4)	1,000,000	$0.25	12/14/2014	1,000,000	$320,000
President of Northeast Operations

(1)	The Company does not have any Equity Incentive Plan or Awards, therefore columns related to this plan have not been shown in the table.
(2)	The Company’s stock options for the named executives are based on a two year vesting schedule and are exercisable any time during the five year term. These shares can be exercised on a cashless basis.
(3)	Mr. Wren’s stock option vesting is 25 % per year and the first vesting period will be January 1, 2011.
(4)	Mr. Macaylo’s stock options vest on December 31, 2011. Mr. Macaylo has a put on the options which would require the Company to pay him $250,000.

Compensation of Directors

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of the Company.

Employment Agreements

The Company has the following employment agreements:

Clifford Macaylo.  Mr. Macaylo signed an employment agreement with the Company effective December 18, 2009 to serve as the President of Northeast Operations for Titan Energy Systems, Inc.   The employment agreement has term of one year with automatic one year renewals.  The base salary is $120,000 for 2010, with no built-in escalator for additional renewal periods.  Mr. Macaylo shall be entitled to receive an anniversary renewal bonus of $100,000 on January 1, 2011 and will receive a monthly car allowance.  Mr. Macaylo received one million nonqualified stock options with and exercise price of $0.25 with a one year vesting period.  Mr. Macaylo has the ability to earn additional stock options based on the business performance.  Mr. Macaylo is not entitled to any payments in the event of a change of control of the Company.

George Wren. Mr. Wren signed an employment agreement with the Company effective October 20, 2010 to serve as the Company’s Chief Technology Officer and Vice President of Strategy.  The employment agreement has a term of three years ending October 31, 2013.  The base salary is $150,000 and could increase to $180,000 if certain performance goals are met.  Mr. Wren received a $10,000 signing bonus and one million stock options at an exercise price of $0.60 per share.  Mr. Wren is entitled to payments in the event of a change of control of the Company.

The Company does not have an employment agreement with its CEO and Chairman, Jeffrey Flannery, its Chief Operating Officer, Thomas Black and its Chief Financial Officer, James Fahrner.

Confidentiality Agreements

None.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 5, 2011, information concerning ownership of our securities by

	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;
	Each director;
	Each named executive officer; and
	All directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes any shares which the person has the right to acquire within 60 days through the exercise of any stock option, warrant or other right.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Number		Percent (2)
Jeffrey W. Flannery, Chairman	2.850,650	(3)	9.3%

Thomas Black, President and Chief Operating Officer	1,863,794	(4)	6.1%
James J. Fahrner, Chief Financial Officer	492,401	(5)	1.6%
All directors and executive officers as a group (four persons)	5,206,845		17.0%

John M. Tastad	3,290,119		10.7%

1)
Unless otherwise indicated, the address for each of these stockholders is c/o Titan Energy Worldwide, Inc., 55280 Grand River Avenue, Suite 225, and New Hudson, MI 48165. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.

2)	Based on 30,720,996 shares of common stock outstanding as of April 5, 2011.

3)	Mr. Flannery ownership includes 250,000 vested options at an exercise price of $0.25

4)	Mr. Black ownership includes 250,000 vested options at an exercise price of $0.25

5)
Mr. Fahrner ownership includes 250,000 vested options at an exercise price of $0.25. Mr. Fahrner also owns Class A warrant to purchase 3,333 shares at $0.61 exercise price; and one Class B warrant to purchase 3,333 shares at $0.71 exercise price. .

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

Parents

None.

ITEM 14.  Principal Accounting Fees and Services

The firm of UHY LLP acts as our principal independent registered public accounting firm.

Audit Fees

The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements and reviews of quarterly financial statements included in Form 10Ks and 10Qs for the years ended December 31, 2010 and 2009 were $48,465 and $46,000, respectively.

Audit-Related Fees

The aggregate fees billed by UHY LLP for professional services rendered for the audit of proposed acquisition candidates for the fiscal years ended December 31, 2009 $25,919, respectively. There was no acquisition work in the year ended December 31, 2010

Tax Fees

There were no fees billed by UHY LLP for tax related fees in the last two fiscal years.

All Other Fees

There were no other fees in 2010 and 2009.

UHY LLP leases all its personnel, who work under the control of UHY LLP partners, from wholly owned subsidiaries of UHY Advisors, Inc., in an alternative practice structure.

ITEM 15.  Exhibits

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

3.1	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on December 26, 2006(1)

3.2	Bylaws(2)

4.1	Certificate of Designation establishing our Series D Preferred Stock filed February 26, 2008 (3)

10.1	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006 (4)

10.2	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006 (5)

10.3	Change in Terms Agreement between Stellar Energy Services, Inc. and Venture Bank dated June 22, 2010 *

10.4	Employment Agreement with Cliff Macaylo, as President of Northeast Operations of the Company, dated as of December 18th 2009 *

10.5	Form of 10% Promissory Note dated January 8, 2010*

10.6	Form of 10% Promissory Note and Common Stock Purchase Warrant dated October 20, 2010*

14	Code of Ethics (6)

21	Subsidiaries *

31.1	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(1)	Incorporated by reference to the Registrant's, filed August 7, 2006.

(2)	Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, filed May 20, 1999.

(3)	Incorporated by reference to the Registrant's Registration report on Form 8-K filed February 26, 2008.

(4)	Incorporated by reference to the Registrant's report on Form 8-K filed August 7, 2006.

(5)	Incorporated by reference to the Registrant's report on Form 8-K filed January 8, 2007.

(6)	Incorporated by reference to the Registrant's report on Form 10-KSB filed April 17, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN ENERGY WORLDWIDE, INC.

Dated: April 6, 2011	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Fahrner	Chief Financial Officer (Principal Financial Officer) and Director	April 6, 2011
James J. Fahrner

/s/ Jeffrey W. Flannery	Chief Executive Officer (Principal Executive Officer), Chairman and Director	April 6, 2011
Jeffrey W. Flannery

/s/ Thomas R. Black	Chief Operating Officer and Director	April 6, 2011
Thomas R. Black

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

3.1	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on December 26, 2006(1)

3.2	Bylaws(2)

4.1	Certificate of Designation establishing our Series D Preferred Stock filed February 26, 2008 (3)

10.1	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006 (4)

10.2	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006 (5)

10.3	Change in Terms Agreement between Stellar Energy Services, Inc. and Venture Bank dated June 22, 2010 *

10.4	Employment Agreement with Cliff Macaylo, as President of Northeast Operations of the Company, dated as of December 18th 2009 *

10.5	Form of 10% Promissory Note dated January 8, 2010*

10.6	Form of 10% Promissory Note and Common Stock Purchase Warrant dated October 20, 2010*

14	Code of Ethics (6)

21	Subsidiaries *

31.1	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of John M. Tastad, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(1)	Incorporated by reference to the Registrant's, filed August 7, 2006.

(2)	Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, filed May 20, 1999.

(3)	Incorporated by reference to the Registrant's Registration report on Form 8-K filed February 26, 2008.

(4)	Incorporated by reference to the Registrant's report on Form 8-K filed August 7, 2006.

(5)	Incorporated by reference to the Registrant's report on Form 8-K filed January 8, 2007.

(6)	Incorporated by reference to the Registrant's report on Form 10-KSB filed April 17, 2007.