Form 10-Q
period 2011-03-31
Titan Energy Worldwide, Inc.
filed 2011-05-20
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No. 000-26139

Titan Energy Worldwide, Inc.

Nevada	26-0063012

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55820 Grand River Avenue, New Hudson, MI 48165
(Address of principal executive offices) (Zip Code)

Company’s telephone number, including area code: (248)-264-1900

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

As of May 19, 2011 the issuer had 30,851,736 shares of its common stock issued and outstanding.

ITEM 1.  Financial Statements

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$260,739	$968,416
Accounts receivable less allowance for doubtful accounts of $70,942 for each period	1,844,220	2,291,837
Inventory, net	717,929	693,013
Other current assets	216,673	279,397
Total current assets	3,039,561	4,232,663
Property and equipment, net	543,620	566,224
Customer and distribution lists, net	745,582	787,365
In-process research & development	341,136	341,136
Goodwill	1,351,695	1,351,695
Other assets	41,414	60,062
Total assets	$6,063,008	$7,339,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,950,893	$2,417,950
Accrued liabilities	1,475,280	1,649,176
Customer deposits and deferred revenue	183,682	265,222
Short- term credit facility	992,558	992,558
Notes payable - current portion	119,702	165,862
Current portion of convertible debt, net of unamortized discount	1,735,684	1,220,317
Total current liabilities	6,457,799	6,711,085
Notes payable, less current portion	6,782	7,405
Convertible debt, net of unamortized discount and current portion	-	185,520
Other long term liabilities	117,898	117,898
Total long –term liabilities	124,680	310,823
Total liabilities	6,582,479	7,021,908
Commitments and Contingencies
Stockholders’ equity
Preferred Stock Series D, 10,000,000 authorized, $.0001 par value, issued and outstanding 358 and 368, shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 30,720,966 and 30,371,522 shares, respectively	3,072	3,037
Treasury stock, at cost, held 1,700,000 shares	(850,000)	(850,000)
Additional paid-in capital	31,289,368	31,093,925
Accumulated deficit	(30,961,912)	(29,929,726)
Total stockholders’ equity	(519,471)	317,237
Total liabilities and stockholders’ equity	$6,063,008	$7,339,145

See accompanying notes to unaudited condensed consolidated financial statements

Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
	2011	2010
Sales of equipment	$2,386,150	$2,112,484
Sales of service and parts	1,085,897	904,553
Net sales	3,472,047	3,017,037

Material cost and labor for equipment	1,948,851	1,670,813
Material cost and labor for service and parts	555,353	408,160
Total cost of sales	2,504,204	2,078,973
Gross profit	967,843	938,064
Operating expenses:
Selling and service expenses	652,483	563,577
General and administrative expenses	446,262	286,510
Research and development	125,588	-
Corporate overhead	414,322	403,424
Depreciation and amortization	81,282	57,495
Gain on sale of fixed assets	-	(2,708)
Total operating expenses	1,719,937	1,308,298
Operating loss	(752,094)	(370,234)
Other income (expense)
Interest expense, net	(94,550)	(45,541)
Amortization of debt discount and financing costs	(372,580)	(138,147)
Change in fair value of warrants	187,038	-
Total Other Expense, net	(280,092)	(183,688)

Net loss	$(1,032,186)	$(553,922)
Weighted average number of shares outstanding	28,792,658	15,808,117
Basic and diluted (loss) per common share	$(0.04)	$(0.04)

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
	2011	2010
Operating activities:
Net loss	$(1,032,186)	$(553,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	70,719	116,479
Depreciation and amortization	81,282	57,495
Amortization of debt discount and financing costs	372,580	138,147
Stock and Stock Options for services	-	101,103
Change in fair value of warrants	(187,038)	-
Changes in operating assets and liabilities:
Accounts Receivables	447,617	(270,084)
Inventory	(27,917)	161,368
Other assets	38,639	(23,365)
Accounts payable	(467,057)	59,155
Accrued liabilities and customer deposits	57,734	764
Net cash used in operating activities	(645,626)	(212,860)

Investing activities:
Purchase of fixed assets	(16,895)	(27,789)
Asset purchased in business acquisitions	-	(52,000)
Proceeds from sales of fixed assets	-	3,000
Net cash used in investing activities	(16,895)	(76,789)

Financing activities:
Net change short term revolving line of credit, net of costs	-	215,000
Proceeds provided by Convertible Debt	-	460,000
Proceeds from stock warrant exercised	2,250	-
Payment of Notes Payable	(47,406)	(3,505)
Payment of financing costs	-	(17,000)
Cost associated with conversion of Preferred Stock	-	(1,613)
Net cash (used in) provided by financing activities	(45,156)	652,882
Increase (decrease) in cash and cash equivalents	(707,677)	363,234
Cash and cash equivalents, beginning of period	968,416	45,401
Cash and cash equivalents, end of period	$260,739	$408,635
See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
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

On November 1, 2009, the Company acquired certain assets and assumed liabilities for a sales office in New Jersey. This business had open orders at date of acquisition of approximately $3,000,000. The Company agreed to pay the owner $150,000. This sales office has been consolidated with the Titan Energy Systems operations.

On January 1, 2010, the Company acquired the stock of Sustainable Solutions, Inc., (“SSI”) a company that performs energy audits, consulting and management services. The purchase price for this business was a stock option to purchase 200,000 shares of the Company’s common stock at of $0.50 per share. We used the Black-Scholes method to value the stock option for this acquisition at $71,671. The asset of the business is a contract with a major utility company to perform energy assessments for the three year period from 2010 to 2012.

On November 1, 2010, the Company acquired certain assets and assumed certain liabilities of Stanza Systems, Inc. , a software development company specializing in smart-grid applications. This company is doing business as Stanza Technologies (“Stanza”). The purchase price for this company consisted of $175,000 cash and assumed liabilities of $481,190. In addition, to complete this acquisition the Company had to satisfy the senior debt holders by offering common shares of the Company. The Company offered these debt holders 413,333 shares of common stock which was valued at the closing price of our stock as of November 1, 2010 resulting in a value of $186,000. In addition these debt holders have an opportunity to receive additional shares if Stanza achieves certain revenue levels. The Company used a discounted cash flow model to determine the value of the contingent payment at $117, 898.

At March 31, 2011 and March 31, 2010, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

Preferred Stock, Series A, authorized 10,000,000, $.0001 par value

Preferred Stock, Series B, authorized 10,000,000, $.0001 par value

Preferred Stock, Series C, authorized 10,000,000, $.0001 par value

Following is a summary of the Company’s significant accounting policies.

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Principles of Consolidation

The financial statements include the accounts of the Company and its 100% owned subsidiaries, TES, GPI, SSI and Stanza. The Company had an operation that manufactured mobile emergences unit, Titan Energy Development, Inc., which was closed in September 2009. This business has been treated as a discontinued business.

Reclassifications

In 2010, the Company’s presentation of the Statement of Operations has been changed to reflect the shared-based compensation expense and payments into the line items for sales and service expense, research and development, general and administrative and corporate overhead.

Basis of Presentation

The accompanying Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered for fair presentation have been included. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2010 on Form 10-K filed with SEC on April 6, 2011.

Going Concern

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss for the three months ended March 31, 2011 of $1,032,186. At March 31, 2011, the Company had an accumulated deficit of $30,961,912.   In addition, the Company is in default on $284,982 of various notes and is in violation of its loan covenants.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

•	Management has raised $300,000 in convertible debt and $100,000 in a three-month promissory note since the end of the quarter.
•	Management is currently in the process of raising up to $5 million in capital through a private placement of common stock and warrants expected to be completed by June 30, 2011.
•	The Company is in discussions to enter into a factoring agreement to provide working capital for the Florida operations.
•	The Company is seeking to increase the borrowing base on its line of credit.
•	The Company has instituted cost-saving actions to reduce expense by approximately $700,000 over the remainder of the year.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three months ended March 31, 2011 and 2010, the Company has entered into several non-cash transactions in order to provide financing for the Company and to conserve cash. The table below shows the transactions that occurred during the past two years.

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	2011	2010
Stock warrants reclassified to equity	$125,000	-
Common stock issued for conversion of Series D Preferred Stock	-	$2,695,807
Stock issued for the conversion of convertible debt	-	$47,507
Common stock issued for net share exercise of warrants	-	$189,161
Stock option issued for purchase of SSI	-	$71,671

Interest paid for the three months ended March 31, 2011 and 2010 was $18,610 and $15,552, respectively.

Use of Estimates

The preparation of Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and assumptions at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

For equipment sales, the Company recognizes revenue when the equipment has been delivered to the customer and the customer has taken title and risk of the equipment. For service and parts sales, the Company recognizes revenue when the parts have been installed and over the period in which the services are performed. The Company in some circumstances will require customers to make a down payment which is included in customer deposits and the revenue is deferred until work has been completed. The Company also has long-term maintenance agreements that the customer may elect to pay in advance. The revenue recognition on these contracts is based on the work performed.

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

Intangible Assets

The Company evaluates intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles that represent customer lists, distribution list and contracts. These intangibles, except in-process research and development (see Note 2), have finite lives and therefore are required to be amortized to expense. The Company believes that the useful life of these intangibles ranges from 5-10 years.

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

In accordance with ASC 350, we test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We have determined that the reporting unit level is the subsidiary level as discrete financial information is not available at a lower level and our chief operating decision maker, which is our chief executive officer and executive management team, collectively, make business decisions based on the evaluation of financial information at the entity level. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Our annual impairment test date is December 31.

In performing the test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We consider a number of factors to determine the fair value of a reporting unit. The valuation is based upon expected future discounted operating cash flows of the reporting unit.. We base the discount rate used to arrive at a present value as the date of the impairment test on our weighted average cost of capital. If the carrying value of the reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.

We conducted our annual impairment test as of December 31, 2010. In order to complete the annual impairment test, we performed detailed analyses estimating the fair value of our reporting unit utilizing our forecast for the fiscal year ending December 31, 2011 with updated long-term growth assumptions. As a result of completing the first step, the fair value of the reporting units exceeded the carrying values, and as such the second step of the impairment test was not required.

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of March 31, 2011 and December 31, 2010 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2007 and later remain subject to examination by the IRS and respective states.

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of March 31, 2011 and 2010, the Company had potentially dilutive shares of 22,492,797 and 16,958,732 related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive.

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

Segment Reporting

The Company operates in a two business segments, Power Distribution and Energy Services. Power Distribution consists of the sale of emergency, standby power equipment and renewable energy solutions. Energy Services consist of the sale of maintenance and service programs, interruptible rate demand response programs, monitoring program and energy audits.

New Accounting Standards and Updates Not Yet Effective

The following are new accounting standards and interpretations that may be applicable in the future to the Company.

In October 2009 the FASB issued an update to its revenue recognition standards that (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) replaces references to “fair value” with “selling price” to distinguish from other fair value measurement guidance, (3) provides a hierarchy that entities must use to estimate the selling price, (4) eliminates the use of the residual method for allocation, and  (5) expands the ongoing disclosure requirements.  The new standard is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. Management has adopted this update and it had no material effect on the Company’s financial position and results of operations.

Other accounting standards updates not effective until after March 31, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – ACQUISITIONS

On November 1, 2010, The Company purchased certain assets and assumed certain liabilities of Stanza Systems, Inc., a software development company. This transaction required the approval of Stanza Systems, Inc.’s senior debt holders. The senior debt holder agreed to exchange their debt and accrued interest for 413,333 shares in the Company plus a contingent payment in the Company’s common stock. The Company will operate this business under the assumed name of Stanza Technologies (“Stanza”). If Stanza’s sales for 2011 or 2012 is $3,000,000 or greater the debt holders will receive $206,667 of value paid in the Company shares. If Stanza’s sales are $5,000,000 or greater the debt holders will receive $413,334 of value paid in Company’s common stock. The Company has valued the contingent consideration of $117,898 at December 31, 2010 under ASC 805 using a probability and discounted cash flow approach. At March 31, 2011, the Company has reviewed this discounted cash flow assumptions and concluded that no change in valued of the contingent consideration is required.

The fair value of the Customer List and the In-Process Research and Development was based on a valuation analysis in accordance with ASC 805. The Customer List was based on the income approach using a discounted cash flow for this asset adjusted for probability of renewal. The value of the In-Process Research and Development asset was determined by discounting the cash flow approach based on an assumed royalty rate. We also performed an income approach on a multi-period excess earnings discounted cash flow and adjusted for probability. The two methods were averaged to determine the value of In-Process Research and Development asset.  The goodwill is expected to be fully deductible for tax purposes.

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The sales and operating loss of Stanza included in the Financial Statements for the three months ended March 31, 2011 were $113,447 and $(229,519), respectively. The Company’s primary objective in this acquisition is to control the research and development of our state-of-the-art monitoring system. Stanza’s prior business was not focused on research and development, but only contract sales. Proforma financial information has not been presented as the impact would not be materially different from reported amounts.  The Research and Development expense included in the loss for the first quarter was $125,585 and total amount spent on this project as of March 31, 2011 was approximately $475,000. The Company estimates that the total cost to complete this project will be an additional $100,000.

On January 1, 2010, the Company also purchased the stock of Sustainable Solutions, Inc. This company is engaged in energy audits, energy consulting and energy management services. The purchase price was 200,000 stock options of TEWI common stock with a strike price of $0.50. We used the Black-Scholes method to value this option resulting in a purchase price of $71,761. The only asset this company had was a contract with a major utility to perform audits from 2010 to 2012. We used a discounted cash flow based on estimated audits to be performed to value the contract at $60,000. We will amortize this contract over three years. The sales and operating loss for the three months ended March 31, 2011 were $16,100 and $(2,014), respectively. Proforma financial data is not provided since the impact would not be materially different than reported amounts..

NOTE 3 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	March 31,	December 31,
	2011	2010
Parts	$516,344	$499,738
Work in process	80.602	64,009
Finished Goods	215,158	220,441
Obsolescence Reserve	(94,175)	(91,175)
	$717,929	$693,013

NOTE 4 - NOTES PAYABLE

Notes payable consists of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Convertible notes payable, bearing interest at 10%, due May to November 2011	$1,650,000	$1,650,000
Convertible notes payable, bearing interest at 12%, due on demand	175,000	175,000
Convertible notes payable, bearing interest at 10%, due November 2011 to March 2012	460,000	460,000
Secured promissory note, interest at 8%, payable on demand	43,612	86,612
Other Loans	82,872	86,655
Unamortized discount	(549,316)	(879,163)
Total	1,862,168	1,579,104
Less current portion	1,855,386	1,386,179
Long-term debt	$6,782	$192,925

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2011 and December 31, 2010, the Company was in default on $175,000 of convertible notes payable which are accruing interest at the default rate of 12%. These note holders can demand payment in cash or elect to convert their note and accrued interest into Company common stock at the average bid price for five days preceding the conversion date. If they elect this option they will also receive ten stock warrants for every $1,000 of principal with a strike price of $0.01. In addition, at March 31, 2011, the Company is in default on three other notes totaling $110,466. The Company is actively raising capital to resolve these issues and discussing options with the debt holders.

The convertible notes payable due in May and November, 2011 were issued with 1,650,000 detachable warrants to purchase Company’s common stock at $0.60 cents per share. The proceeds received from these notes were allocated to the convertible notes payable and warrants totaling of $1,267,941 and $382,059, respectively, based on their relative fair values.  These notes are convertible at maturity based on the current share price, with a minimum price of $0.30 per share, or if the Company does an equity raise in excess of $5,000,000, the notes can be converted to the new offering. The warrants have a round down provision and, as such, the warrants’ fair value is determined at each reporting period and any gain or loss is recognized through the statement of operations. The Company has recorded a beneficial conversion feature on these notes in the amount of $681,203 which is treated as a debt discount.

The convertible notes payable due in November to March of 2012 were issued with 1,120,000 detachable warrants to purchase the Company’s common stock at $.25 per share.  The proceeds received from these notes were allocated to the promissory note and the warrants totaling $301,418 and $258,582, respectively, based on their relative fair values with the warrants’ fair value being determined using the Black-Scholes method.  The value allocated to the warrants was recorded as a debt discount and will be amortized into interest expense over the life of the promissory notes.  The note holders will have the option of converting their notes into common stock based on the principal balance plus accrued interest multiplied by four. This beneficial conversion feature has intrinsic value of $297,430, is recorded as a discount on the debt, and will be amortized to expense over the life of the debt.  In 2010, notes totaling $100,000 plus accrued interest of $5,761 were converted into 579,964 shares of the Company’s common stock.

The secured promissory note payable was part of the consideration given to the Seller of the R.B. Grove, Inc. assets purchased by GPI. The security for this note is all the assets that were purchased. The Company was in default on this note as March 31, 2011. This note was paid in full on May 16, 2011.

The Company has a revolving line of credit with a Venture Bank, bearing interest at prime plus 2.0% with minimum interest rate of 7.5%, due June 22, 2011. The amount outstanding at March 31, 2011 and December 31, 2010 was $992,558. Borrowings under the revolving line of credit are subject to a borrowing base formula consisting of 75% of the accounts receivable balances fewer than 90 days plus 50% of the inventories, up to a maximum of $125,000. The Company was in violation of the loan covenants at March 31, 2011and December 31, 2010 for making intercompany advances to TEWI and failing a net income covenant for the first quarter of 2011. These loan violations have been discussed with the bank and although they will not grant a waiver, they do not plan to accelerate their loans or take any other action at this time.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
	2011	2010
Accrued compensation	$397,939	$350,071
Accrued interest	207,451	144,098
Common stock warrants, at fair value	108,183	295,221
Purchase obligation on stock option, at fair value	250,000	375,000
Stanza payroll taxes including interest and penalties	311,570	311,570
Accrued costs on completed jobs	160,806	135,977
Accrued other	39,331	37,239
	$1,475,280	$1,649,176

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The amount listed as purchase obligation on stock option is a stock option that permits the holder to demand payment in lieu exercising the option. The amount for Stanza payroll taxes was assumed in the purchase of this company. The payroll taxes are from June 2009 through September 2010. We have reached an agreement with the Internal Revenue Service to pay $4,011 per month beginning in May 2011 until paid in full.

NOTE 6 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the three months ended March 31:

	2011	2010
Income taxes at the statutory rate	$(350,943)	$(188,334)
Valuation allowance	313,978	61,588
Permanent differences and other	36,965	126,746
Total income taxes of continuing operations	$-	$-
The following presents the components of the Company total income tax provision:

	2011	2010
Current expense	$-	$-
Deferred benefit	(313,978)	(61,537)
Change in valuation	313,978	61,537
Total	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effect of primary temporary differences giving rise to the Company deferred tax assets and liabilities for the three months ended March 31 are as follows:

	2011	2010
Deferred tax assets
Amortization	$27,960	$7,500
Non qualified stock option expense	24,045	73,978
Operating losses carry forward	5,152,091	3,945,079
Deferred tax liabilities
Warrants fair value income	(63,593)	-
Depreciation	(1,570)	(2,167)
Net deferred assets	5,138,933	4,024,390
Valuation Allowance	(5,138,933)	(4,024,390)
Total net deferred tax asset liability	$-	$-

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized taxable income since its inception.

At March 31, 2011 the Company had consolidated federal net operating losses of $15,153,209. The expiration date of these net operating losses are as follows:

2019	104,604
2020	654,454
2021	1,700,703
2022	72,209
2023	451,382
2024	262,795
2025	385,410
2026	911,684
2027	2,540,363
2028	1,543,573
2029	2,807,561
2030	2,795,006
2031	923,465
15,153,209

NOTE 7 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of units consisting of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant together an “Unit.” Each Unit was offered at $10,000. The holder of the Convertible Preferred Stock may convert, at any time and is required to convert their preferred stock 24 months after issuance, in whole or in part, into shares of the Company common stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of the Company common stock. Each Class A Warrant and Class B Warrant entitles the holder to purchase 3,333 shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

For the three months ended March 31, 2011, investors holding  Series D Preferred Stock elected to convert their holdings into the Company common stock using the Volume Weighted Average Price “VWAP” formula as provided for in the offering documents. A total of 10 shares of Series D Preferred Stock elected to convert into common stock receiving an aggregate of 349,394 shares of the Company common stock. The weighted average conversion price per share was $0.30. In addition, the Class A and Class B warrants were repriced based on conversion price multiplied by 120% and 140%, respectively.

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

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 8 – TREASURY SHARES

On June 30, 2009, the Company offered to the common shareholders that were converted in the Series D Convertible Preferred stock offering the opportunity to exchange the Company common stock received into units of Series D Preferred Stock. A total of 2,740,000 shares of the Company common stock were repurchased for 137 Units of Series D Preferred Stock and 456,621 of detachable Class A Warrants and 456,621 of detachable Class B Warrants. This transaction has been accounted for using the Black–Scholes method to determine the value of the detachable warrants. This method resulted in a cost of the treasury shares of $1,370,000, which is the sum of the value of the Series D Preferred Stock of $1,285,553, and the fair value of the warrants of $84,467.

During the three months ended March 31, 2011, no treasury shares were converted into Company common stock.

 NOTE 9 – STOCK OPTIONS

The Company issued stock options to employees, consultants and to a note holder in settlement of an outstanding note during 2009 and 2010. There were no new options issued in the three months ended March 31, 2011. These options were not issued under any plan that required stockholder approval. The Company believes that such stock options align the interest of its employees with the shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company common stock at the date of grant.  Options granted to consultants have a five year contractual term. The option granted to employees have from a 3 year contractual term to no expiration date, however we would expect that all options will be exercised within 10 years. All options issued are non-qualified options. There is one option totaling 1,000,000 shares that are guaranteeing a minimum value of $0.25 a share and which represent the fair value and are recorded as accrued liability. For all other options the Company uses the Black-Scholes method to evaluate the value of the options. The excepted volatility is computed based on a twelve month standard deviation of our month ended closing price. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at time of grant. Below are the parameters in determining the fair value of these options.

	2011	2010
Expected volatility	N/A	66%-113%
Weighted average volatility	N/A	75%
Vesting Periods (in years)	N/A	1.5-4
Expected term (in years)	N/A	2-5
Expected dividends	N/A	0%
Risk free rate	N/A	.5%-2.7%

The following is a table shows a summary of activity for the three months ended March 31, 2011 and the year ended December 31, 2010:

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

			Weighted
		Weighted	Average
		Average	Remaining	Grant
		Exercise	Contractual	Date
	Shares	Price	Terms	Fair Value
Outstanding at January 1, 2010	7,045,000	$0.24	9	$1,143,785
Granted	1,665,000	$0.57	9	$294,049
Exercised
Forfeited	(365,000)	$0.22
Outstanding at December 31, 2010	8,345,000	$0.31	9
Granted
Exercised
Forfeited
Outstanding at March 31, 2011	8,345,000	$0.31	8
Excisable as of March 31, 2011	2,429.166	$0.28	6

As of March 31, 2011, the non vested options totalled 6,357,500 shares. There is approximately $705,000 of unrecognized compensation and share-based expense arrangements that have been granted. These costs will be recognized over a weighted average period of 3 years. At March 31, 2011, the aggregate intrinsic value of stock options exercisable was $631,583.

NOTE 10 – COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2011, the Company issued 349,394 shares of common stock for the conversion of the Series D Preferred Stock.

During the year ended December 31, 2010, the Company issued common stock for the following transactions:

•	The Company issued 50,000 shares of common stock to an investor relations firm as part of compensation for services

•	The Company issued 6,802,044 shares of common stock for the conversion of the Series D Preferred Stock.

•
The Company’s warrant holders elected to exercise warrants totaling 5,163,715 shares at prices ranging from $.01 to $.35 per share. Most of the exercises were done on a net share basis resulting in actual common stock issuances of 4,703,045 shares.

•	Debt holders also converted $405,000 of Convertible Notes plus, the accrued interest, into 1,249,655 shares of common stock.

•
The Company issued 413,333 shares of common stock to the senior debt holders of Stanza for the forgiveness of principal of $620,000 plus accrued interest. This transaction was required as part of the purchase of Stanza assets.

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11 - COMMON STOCK WARRANTS

There were no warrants issued or exercised during the three months ended March 31, 2011. The total number of warrants issued for the year ended December 31, 2010, was 5,889,661. Also in the year ended December 31, 2010 there were 5,163,715 warrants exercised. The following table shows the warrants outstanding at March 31, 2011:

Number of		Exercise	Expiration
Warrants	Purpose	Price range	Date
200,000	Acquisition of Grove Power, Inc.	$0.01	Jun-14
293,536	Broker warrants on debt Offerings	$0.10-$0.625	Dec 12-Jan-13
920,000	Convertible Debt Offering 2009/2010	$0.25	Dec-14 - Mar 15
847,500	Debt Offering 2006	$0.35	Jan-12
553,800	Debt offering 2007	$0.50	April-July-12
1,650,000	Convertible Debt Offering 2010	$0.60	May - Nov -15
158,000	Debt Offering 2007	$0.75	Dec-12
1,421,533	Converted Preferred D Class A	$0.35 -$0.89	Oct-12
1,421,553	Converted Preferred D Class B	$0.41-$0.63	Oct-12
1,224,878	Unconverted Preferred D Class A	$1.20	Oct-12
1,224,878	Unconverted Preferred D Class B	$1.40	Oct-12
777,135	Broker warrants on Preferred D	$1.25	Jan-13

NOTE 12 – FAIR VALUE

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

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company will evaluate its hierarchy disclosures each quarter. The Company’s fair value measurements for level three inputs were based on the following methods:

1.	Common Stock Warrants – are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term.

2.	Purchase obligation of a stock option – represent the value of the purchase obligation to buyback these options at any time during the next two years.

3.	Contingent Consideration was determined under ASC 805 using a probability and discounted cash flow approach. The assumptions are reviewed quarterly to determine if an adjustment is required.

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of March 31, 2011:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$108,183	$108,183
Purchase obligations for stock option			$250,000	$250,000
Contingent consideration from the acquisition of Stanza			$117,898	$117,898
Total			$476,081	$476,081

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2010:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$295,221	$295,221
Purchase obligations for stock option			$375,000	$375,000
Contingent consideration from the acquisition of Stanza			$117,898	$117.898
Total			$763,119	$763,119

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Level 3
Liabilities
Balance at December 31, 2010	$788,119
Change in fair value recorded in other expense	(187,038)
Expiration of purchase obligation recorded in additional paid in capital	(125,000)
Balance at March 31, 2011	$476,081

Note 13 –Segment Data

Our operating segments represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We conduct our operations through two operating segments: Power Distribution and Energy Service. Our reportable segments are strategic business units that offer different products and services and serve different customers. Power Distribution consists of the sale of equipment Emergency and standby power equipment and Renewal Energy solutions. Energy Services consist of the sale of maintenance and service programs, interruptible rate program, monitoring program and energy audits.

Summarized financial information concerning our reportable segments is shown in the following table. Unallocated cost amounts include corporate overhead, research and development. Other expense which, for purposes of evaluating the operations of our segments, is not allocated to our segment activities. Total asset amounts exclude intercompany receivable balances eliminated in consolidation.  The Unallocated Costs for assets includes cash, goodwill and in-process research and development. Customer lists and other intangibles are allocated to their segments.

For the Three Months ended March 31, 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$2,386,150	$1,085,897		$3,472,047
Cost of Sales	1,948,851	555,353		2,504,204
Gross profit	437,299	530,544		967,843

Operating Expenses:
Selling and service expenses	322,053	330,430		652,483
General and administrative expenses	152,976	293,286		446,262
Depreciation & Amortization	40,805	39,514	963	81,282
Research and Development	-	-	125,588	125,588
Corporate overhead	-	-	414,322	414,322
Operating Expense	515,834	663,230	540,873	1,719,937

Operating Income (Loss)	(78,535)	(132,686)	(540,873)	(752,094)

Other Income (Expenses)
Interest expense, net	-	-	(94,550)	(94,550)
Amortization of debt discount and financing costs			(372,580)	(372,580)
Fair value of warrants			187,038	187,038
Total Other Expense, net	-	-	(280,092)	(280,092)

Net Loss	$(78,535)	$(132,686)	$(820,965)	$(1,032,186)

Total assets	$1,944,107	$2,046,683	$2,072,218	$6,063,008

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the Three Months Ended March 31, 2010
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$2,112,484	$904,553		$3,017,037
Cost of Sales	1,670,813	408,160		2,078,973
Gross profit	441,671	496,393		938,064

Operating Expenses:
Selling and service expenses	264,098	299,479		563,577
General and administrative expenses	140,036	146,474		286,510
Depreciation & Amortization	22,604	33,985	906	57,495
Research and Development	-	-	-	-
Corporate overhead	-	-	403,424	403,424
Gain on sale of fixed assets		(2,708)	-	(2,708)
Operating Expense	426,738	477,230	404,330	1,308,298

Operating Income (Loss)	14,933	19,163	(404,330)	(370,234)

Other Expenses
Interest expense, net			(45,541)	(45,541)
Amortization of debt discount and financing costs			(138,147)	(138,147)
Total Other Expense, net	-	-	(183,688)	(183,688)

Net Income (Loss)	$14,933	$19,163	$(588,018)	$(553,922)

Total assets	$2,463,381	$1,508,213	$1,823,883	$5,795,477

Titan Energy Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 14– SUBSEQUENT EVENT – DEBT FINANCING

During the period subsequent to the end of first quarter, the Company has raised $300,000 in a one year convertible debt and $100,000 on a three month short term note. The proceeds were used for working capital and to pay off the secured promissory note that was in default.

On May 16, 2011, the Company paid in full the 8% Secured Promissory Note that was in default.

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

In 2010, we acquired Stanza Systems ("Stanza") in a stock purchase transaction, which gave us a software development company experienced in smart grid and utility operations with developed network communications software that we plan to utilize in our business.

RESULTS OF OPERATIONS

 Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Sales

Sales for the three months ended March 31, 2011 were $3,472,047 compared to $3,017,037 for the three months ended March 31, 2010. The following table summarizes our sales by their segments:

	Power	Energy
	Distribution	Services
2011	$2,386,150	$1,085,897
2010	2,112,484	904,553
Increase	$273,666	$181,344
Percent Increase	13%	20%

The increased sales in the Power Distribution segment are primarily attributable to increased sales in Grove Power of approximately $100,000 and by increased sales in our New York sales office of approximately $400,000. The increase in these locations was primarily attributable to new sales personnel. TES Power Distribution sales declined $250,000 compared to the three months ended March 31, 2010. This decrease is attributable to lower sales to a major customer. First quarter orders for our Power Distribution were up 13% compared to same period of last year.

The increase in our Energy Services segment sales is partially attributable to a full quarter of Stanza contract sales totaling approximately $113,500. The remainder increase in service sales is also attributable to higher sales in energy audits and our success signing on larger national accounts.

Cost of Sales

Cost of sales was $2,504,204 for the three months ended March 31, 2011 compared to $2,078,973 for the three months ended March 31, 2010:

	Power	Energy
	Distribution	Services
2011	$1,948,851	$555,353
2010	1,670,813	408,160
Increase	$278,038	$147,193
Percent of Sales
2011	82%	51%
2010	79%	45%

The higher cost of sales in the Power Distribution segment is partially attributable to the increase in sales volume in New York and Florida to obtain market share in these locations. The Midwest region has more competitors and is more willing to take lower margins on some sales in order to maintain a certain market position in this region.

The higher amount of cost of sales in the Energy Service segment is attributable to a Stanza contract managed service where the cost on the contract is 60% compared to our generator service average cost which is approximately 47%. For the first quarter of 2011, our generator service business cost of sales was 50% due to lower margin attributable to national accounts.

Selling and Service Expenses

Sales and services expenses includes all of sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Selling and Service expenses were $652,483 for the three months ended March 31, 2011, compared to $563,577 for the three months ended March 31, 2010. The following table summarizes the area of costs in this category:

	Power	Energy
	Distribution	Services
2011
Payroll related costs	$285,552	$253,357
Shared based compensation	11,452	14,846
Other	25,050	62,227
Total	$322,053	$330,430
2010
Payroll related cost	$175,498	$213,689
Shared based compensation	70,578	18,750
Other	18,022	67,040
Total	$264,098	$299,479

Increase	$57,955	$30,951
Percent of Sales
2011	13%	30%
2010	13%	33%

The increase in costs is partially attributable to payroll related costs to add additional sales personnel in order to gain market share. The share base compensation was lower for Power Distribution in 2011 as in 2010 the Company recognized the value of a guaranteed stock option over its vesting period.  The increase in the Energy Service payroll related costs was primarily due to the increase in support staff. The Company has taken action, beginning in the second quarter of 2011, to reduce payroll related cost in all areas through reduce pay and consolidation of positions. The Company estimated savings per quarter in this category will be approximately $75,000.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facilities and office functions which we can allocate to our segments. General and administrative expenses were $446,262 for the three months ended March 31, 2011, compared to $286,510 for the three months ended March 31, 2010. The following table summarizes the areas of costs in this category:

	Power	Energy
	Distribution	Services
2011
Payroll related costs	$30,333	$123,785
Shared based compensation	2,320	3,291
Facilities	54,182	74,802
Other	71,730	85,820
Total	$158,565	$287,697
2010
Payroll related cost	$60,308	45,121
Shared based compensation	3,132	2,343
Facilities	32,136	41,754
Other	42,564	59,152
Total	$138,140	$148.370

Increase	$20,425	$139,327

The major cause for the increase in the Energy Service costs is attributable to the full quarter effect of Stanza which added $77,000 to our payroll related costs, $28,000, in facility costs and $10,000 in other costs. The payroll related cost includes the Company’s Chief Technology Officer salary and benefits. The increase in Power Distribution facility costs is attributable to new offices in Florida and New York/ New Jersey offices. The increase in Power Distribution other costs is attributable to higher travel, leased equipment and office supplies associated with the new offices. The Company has taken action, beginning in the second quarter of 2011, to reduce payroll related costs in this category through reduced pay and consolidation of positions. The Company estimated savings per quarter in this category will be approximately $40,000.

Research and Development

We entered into a contract in June 2010 with a third party to enhance our monitoring system to be able to provide better information to our customers on the condition and operations of their onsite power generation equipment.  This program is designed to assist us in entering the demand response market, which is part of our business strategy. The expense for this research and development the three months ended March 31, 2011 was $125,588. Included in this amount is $14,128 of share-based compensation. We acquired Stanza, which was developing this software package on November 1, 2010. It is estimated that the total cost of this software package will be approximately $600,000 including approximately $100,000 of equipment. The Company has introduced this product after successful feasibility testing which was completed in April. Management believes that the acquisition of Stanza provides the Company with quality monitoring technology what will enhance our ability to service our customers as well as give us a significant competitive edge in our marketplace. There were no research and development expenses for the three months ended March 31, 2010.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the three months ended March 31, 2011 was $414,322, as compared to $403,424 for the three months ended March 31, 2010. The following table shows the costs related to corporate activities:

	2011	2010
Payroll related activates	$187,384	$140,439
Stock Compensation	24,682	21,676
Professional Fees	97,889	78,627
Shared based payments for professional services	-	101,103
Travel	87,120	33,874
Other	17,247	30,705
Total	$414,322	$403,424

Our payroll was higher because the addition of a Vice President for Business Development in the fall of 2010. The Company’s senior executives have taken significant pay cuts which will reduce the payroll amount by $43,500 starting in the second quarter of 2011. The higher professional fees in the three months ended March 31, 2011 was due to our audit costs and the acquisition valuation expenses. The increase in business travel in the three months ended March 31, 2011 is associated with our fund raising activities which began in the second quarter of 2010. We are currently completing this activity and expect that these costs will be reduced in future periods. In 2010, the Company issued stock and stock options associated with our legal and investor relations professionals, although we may elect to offer this type of compensation, presently we have no commitments. These costs are non-cash charges and are based on actual stock price at the time of payment for stock issued or grant date for stock options through the Black-Scholes calculations.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the three months ended March 31, 2011 was $81,282 compared to $57,495 in the three months ended March 31, 2010. The higher costs are due to the full quarter effect of the acquisition of Stanza which added $20,500 of additional depreciation and amortization.

Other Expenses

The following table below summarizes the items in this category for the three months ended March 31:

	2011	2010

Interest expense, net	$94,550	$45,541

Amortization of debt discount	329,847	122,493

Amortization of deferred financing costs	42,733	15,654

Change in fair value of common stock warrants	(187,038)	-

Total	$280,092	$183,688

The higher interest expense is related to the Company’s higher debt level in 2011. The Company had two offerings of convertible debt totaling $2,110,000 with an interest rate of 10%. Our weighted average interest rate for the three months ended March 31, 2011 was 9.1% compared the three months ended March 31, 2010 of 8.0%. At March 31, 2011 the principal balance of our debt outstanding was $3.4 million compared to $2.3 million at March 31, 2010. Our convertible debt has warrants and beneficial conversion features which are accounted for in accordance with ASC 470, whereas we must determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At March 31, 2011 there is unamortized discount totaling approximately $549,000 on our balance sheet that will be expensed in future quarters in 2011. Although this is a large expense it is important to note that it does not impact our cash flow. Our second offering of convertible debt of $1,650,000 included detachable warrants to these notes that were determined to be a liability and must be measured at fair value each reporting period. Because our stock price has declined, we have a gain of $187,038. The deferred financing costs represent fees and commissions paid to brokers or individuals that helped us raise debt or equity. The fees are amortized over the life of the debt. The higher fees are due to the debt outstanding.

Liquidity and Capital Resources

 The Company incurred a net loss for the three months ended March 31, 2011 of $1,032,186. At March 31, 2011 we have an accumulated deficit $30,961,912. In addition, we are currently in default on notes payable of $284,982 of principal. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company has raised $300,000 in convertible debt and $100,000 in a three month promissory note since the end of the quarter.  The Company has instituted cost savings actions to reduce our out flow of cash by $700,000 over the remainder of the year. These actions are the result of pay cuts and consolidation of jobs. Management is currently in process of raising an additional capital through private placement of Company common stock expected to be completed by June 30, 2011. It is estimated that the amount of the raise will between $1 million and $3 million although there can be no assurance that any additional funds will be raised.

During the three months ended March 31, 2011, cash used by continuing operations was $645,626. This cash was used to pay our vendors as we were exceeding our credit limits and therefore to keep receiving products, we needed to make significant payments.   We paid our largest vendor $1.4 million in the first quarter. We used cash for investing activities of $16,895, primarily for furnishing the Company’s offices.  We also made a small payment on debt of $47,000.

Major cash out flow relates to our research and development activities in which we provided cash to Stanza of 183,000 in the three months ended March 31, 2011. This business has only one customer that provides approximately $40.000 of revenue a month. We have also assumed a tax liability for back payroll taxes of $311,000 including interest and penalties. We have reached an agreement with the Internal Revenue Service to pay $4,011 a month to settle this liability; the first payment is scheduled for May 26, 2011. Our research and development costs were averaging about $60,000 a month since November 2010, but as of March 31, 2011, we have cut research and development expenditures to less than $30,000 as our remote monitoring and control technology has been introduced with the first sale of units in May 2011.

At March 31, 2011, we had $260,739 in cash and short-term investments. The actions explained above and the success of new offering should provide sufficient cash to operate the business.

Additional Information

Non-GAAP Financial Measures

 To supplement our consolidated financial statements presented on a GAAP basis, we believe disclosing certain non-GAAP measures are useful information to our investors, we use an adjusted EBTDA to provide this additional information. These non-GAAP measures are not in accordance with, or alternative for, generally accepted accounting principles in the United States.

The GAAP measure most comparable to adjusted EBITDA is GAAP net income (loss): reconciliation for adjusted EBITDA to GAAP net income (loss) is provided below.

Management uses these adjusted EBITDA as measure of operating performance and for internal planning and forecasting. Management believes that such measures help to indicate underlying trends in our business, are important in comparing our current results with prior period results and our useful to investors and financial analysts in assessing our operating performance. Management considers adjusted EBITDA to be an important indicator of our operational strength and performance of our business and good measure of our historical operating trend.

The following is an explanation of non-GAAP, adjusted EBITDA that we utilize, including the adjustments that management exclude as part of the adjusted EBITDA measures for the three months ended March 31, 2011 and 2010,respectively, as well as reasons for excluding individual items.

•
Management defines adjusted EBITDA as net income (loss), excluding depreciation, amortization, stock based compensation, interest, income taxes (benefit) and other income and expense. Adjusted EBITDA also eliminates items that do not require cash outlays, such as warrants and beneficial conversion features from issuing convertible securities which are treated as debt discounts and amortized to expense; fair value adjustment for warrants which is dependent on current stock price, volatility, term and interest rate which are factors that are not easily controlled; and amortization expense related to acquisition-related assets, which us based on our estimate of the useful life of tangible and intangible assets.  These estimates could vary from the actual performance of the asset, are based on the value determine on acquisition date and may not be indicative of current or future capital expenditures.

•
Adjusted EBITDA may have limitations as an analytical tool. The Adjusted EBITDA financial information presented here should be considered in conjunction with, and not as a substitute for or superior to, financial information presented in accordance with GAAP and should not be considered as a measure of our liquidity. Further, adjusted EBITDA as a measure may differ from other companies and therefore should not be used to compare our performance to that of other companies.

Adjusted EBITDA was negative $600,093 and negative $95,157 for the three months ended March 31, 2011 and 2010, respectively. The reconciliation of adjusted EBITDA to net loss is set forth below:

	Three Months Ended March 31,
	2011	2010
Net loss	$(1,032,186)	$(553,922)
Add back:
Depreciation and amortization	81,282	57,495
Stock Based Compensation	70,719	217,582
Interest	94,550	45,541
Amortization of debt discount	372,580	138,147
Fair value adjustment on warrants	(187,038)	-
Adjusted EBITDA	$(600,093)	$(95,157)

Off-Balance Sheet Arrangements

 None.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011 covered by this Quarterly Report on Form 10-Q  have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

None

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

Convertible notes payable, bearing interest at 12%, due on demand	$175,000
Secured promissory note interest at 8% payable paid in full on May 16, 2011	$43,612
Debenture 10% due on demand	$30,000
Short-term note interest 12% due on demand	$36,000

ITEM 4.   Removed and Reserved

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

TITAN ENERGY WORLDWIDE, INC.

Dated: May 20, 2011	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer

Dated: May 20, 2011	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
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