Form 10-K/A
period 2010-12-31
Titan Energy Worldwide, Inc.
filed 2011-05-24
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our annual report on Form 10-K for the year ended December 31, 2010 filed April 6, 2011 (the “Original Report”) to correct reported EBITDA on page 3 of the Original Report and to correct the date of Exhibit 32.1 and 32.2 in response to comments from the U.S. Securities and Exchange Commission (“SEC”).  The corrected sentence on page 3 of the Original Filing should read:  Our 2010 adjusted EBITDA is a negative $(1,402,654).  Exhibit 32.1 and 32.2 have been amended and restated in their entirety.  In accordance with the rules of the SEC, we have amended and restated the entirety of the Original Filing with the exception of previously filed exhibits.

As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Report with the SEC on April 6, 2011 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Report. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Report.

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

Currently, we are operating at a net loss from continuing operations, which was $3,674,120 in 2010.  Our cash out flow from operations was approximately $665,009 for 2010.   The Company believes the EBITDA is a better indicator of our liquidity position which is calculated by adjusting our cash out flow by the changes in operating assets and liabilities and reducing it by interest expense. Our 2010 adjusted EBITDA is a negative $(1,402,654). Management believes that the company can be EBITDA positive in 2012. Our computation of EBITDA, a non-GAAP measurer is set forth in the Management’s Discussion and Analysis–Liquidity and Capital Resource section of this report.

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

TITAN ENERGY WORLDWIDE, INC.

Dated: May 24, 2011	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Fahrner	Chief Financial Officer (Principal Financial Officer) and Director	May 24, 2011
James J. Fahrner

/s/ Jeffrey W. Flannery	Chief Executive Officer (Principal Executive Officer), Chairman and Director	May 24, 2011
Jeffrey W. Flannery

/s/ Thomas R. Black	Chief Operating Officer and Director	May 24, 2011
Thomas R. Black

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

31.1	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith