Form 10-Q
period 2011-06-30
Titan Energy Worldwide, Inc.
filed 2011-08-16
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 15, 2011, the issuer had 31,222,129 shares of its common stock issued and outstanding.

ITEM 1.  Financial Statements

Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$77,430	$968,416
Accounts receivable less allowance for doubtful accounts	2,041,207	2,291,837
Inventory, net	636,397	693,013
Other current assets	136,843	279,397
Total current assets	2,891,877	4,232,663
Property and equipment, net	840,623	566,224
Customer and distribution lists, net	706,428	787,365
In-Process Research & Development	-	341,136
Goodwill	1,351,695	1,351,695
Other assets	41,414	60,062
Total assets	$5,832,037	$7,339,145
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$1,982,312	$2,417,950
Accrued liabilities	1,462,799	1,649,176
Customer deposits and deferred revenue	210,076	265,222
Short- term credit facility	-	992,558
Factoring obligation	893,482	-
Notes payable - current portion	166,855	165,862
Current portion of convertible debt, net of unamortized discount	2,310,284	1,220,317
Total current liabilities	7,025,808	6,711,085
Notes payable, less current portion	-	7,405
Convertible debt, net of unamortized discount	-	185,520
Other long-term liabilities	117,898	117,898
Total long–term liabilities	117,898	310,823
Total liabilities	7,143,706	7,021,908
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $.0001 par value, issued and outstanding 352 and 368, shares, respectively	1	1
Common stock, 1,800,000,000 shares authorized, $.0001 par value, issued 31,091,692 and 30,371,522 shares, respectively	3,109	3,037
Treasury stock, at cost, held 1,600,000 and 1,700,000 shares, respectively	(800,000)	(850,000)
Additional paid-in capital	31,348,008	31,093,925
Accumulated deficit	(31,862,787)	(29,929,726)
Total stockholders’ equity (deficit)	(1,311,669)	317,237
Total liabilities and stockholders’ equity (deficit)	$5,832,037	$7,339,145

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Sales of equipment	$2,346,045	$3,075,359
Sales of service and parts	1,199,543	927,069
Net sales	3,545,588	4,002,428

Material cost and labor for equipment	1,940,723	2,540,544
Material cost and labor for service and parts	684,478	403,072
Total cost of sales	2,625,201	2,943,616
Gross profit	920,387	1,058,812
Operating expenses:
Selling and service expenses	594,702	630,980
General and administrative expenses	385,770	258,726
Research and development	68,651	45,000
Corporate overhead	310,470	384,115
Depreciation and amortization	90,019	57,657
Gain on sale of fixed assets	-	(6,525)
Total operating expenses	1,449,612	1,369,953
Operating Loss	(529,225)	(311,141)
Other Expenses:
Interest expense, net	106,160	47,344
Amortization of debt discount and financing costs	351,501	257,561
Change in fair value of warrants	(86,010)	-
Total other expense, net	371,651	304,905
Net loss	$(900,876)	$(616,046)
Weighted average number of shares outstanding	29,301,563	23,031,889
Basic and diluted (loss) per common share	$(0.03)	$(0.03)

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Sales of equipment	$4,723,758	$5,187,843
Sales of service and parts	2,293,877	1,831,622
Net sales	7,017,635	7,019,465

Material cost and labor for equipment	3,889,574	4,211,357
Material cost and labor for service and parts	1,239,831	811,232
Total cost of sales	5,129,405	5,022,589
Gross profit	1,888,230	1,996,876
Operating expenses:
Selling and service expenses	1,247,185	1,193,534
General and administrative expenses	832,032	548,655
Research and development	194,238	45,000
Corporate overhead	724,792	780,750
Depreciation and amortization	171,301	115,152
Gain on sale of fixed assets	-	(9,233)
Total operating expenses	3,169,548	2,673,858
Operating Loss	(1,281,318)	(676,982)
Other Expenses:
Interest expense, net	200,710	93,301
Amortization of debt discount and financing costs	724,081	395,708
Change in fair value of warrants	(273,048)	-
Total other expense, net	651,743	489,009
Net loss	$(1,933,061)	$(1,165,991)
Weighted average number of shares outstanding	29,050,442	19,486,090
Basic and diluted (loss) per common share	$(0.07)	$(0.06)

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

Operating activities:	2011	2010
Net loss	$(1,933,061)	$(1,165,991)
Adjustments to reconcile net loss to net cash flows from operating activities:
Compensation paid by issuance of stock and stock options	139,084	232,959
Depreciation and amortization	171,301	115,152
Amortization of debt discount and financing costs	724,081	395,708
Stock and Stock Options for services	-	203,128
Change in fair value of warrants	(273,048)	-
Changes in operating assets and liabilities:
Accounts Receivables	250,630	(666,998)
Inventory	49,615	62,101
Other assets	86,392	(258,798)
Accounts payable	(435,639)	750,840
Accrued liabilities and customer deposits	156,523	356,903
Net cash (used) provided in operating activities	(1,064,122)	25,004

Investing activities:
Purchase of fixed assets	(23,626)	(31,939)
Asset purchased in business acquisitions	-	(80,000)
Proceeds from sales of fixed assets	-	13,716
Net cash used in investing activities	(23,626)	(98,223)

Financing activities:
Proceeds (payment) short term revolving line of credit	(992,558)	215,000
Proceeds provided by Convertible Debt	300,000	780,000
Net Proceeds from Factoring Obligation	893,483	-
Proceeds from stock warrant exercised	2,250	2,750
Proceed of short term note	100,000	-
Payment of Notes Payable	(106,413)	(257,065)
Payment of financing costs	-	(39,500)
Cost associated with conversion of Preferred Stock	-	(3,690)
Net cash provided by financing activities	196,762	697,495
Increase (decrease) in cash and cash equivalents	(890,986)	624,276
Cash and cash equivalents, beginning of year	968,416	45,401
Cash and cash equivalents, end of period	$77,430	$669,677

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.

NOTE 1 – BACKGROUND AND SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the “Company”) was incorporated on December 28, 2006 in the state of Nevada. On August 10, 2007, the Company changed its trading symbol to “TEWI” and is currently trading on the OTCBB.

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s preferred stock, plus a Note payable to Stellar shareholders of $823,000. The Stellar shareholders also received 1,000,000 shares of Common Stock. Stellar provides products and services to protect an industry’s critical equipment from power outages, over/under voltage or transient surges and harmonic distortion. Stellar is doing business as Titan Energy Systems, Inc. (“TES”).

On June 11, 2009, the Company through its wholly owned subsidiary, Grover Power, Inc., a Florida corporation (“GPI”), acquired certain assets and certain assumed liabilities of R.B. Grove, Inc.’s Industrial and Service Division. The purchase was effective June 1, 2009. The purchase price consisted of a cash payment of $214,827 and an $86,612 secured promissory note at 8% interest rate due November 11, 2010. The seller also received five year warrants to purchase 200,000 shares of the Company common stock at a price of $0.01 per share. The Company determined the fair value of these warrants to be $32,000.

On November 1, 2009, the Company acquired certain assets and assumed liabilities of a sales office in New Jersey. This business had open orders at date of acquisition of approximately $3,000,000. The Company agreed to pay the owner $150,000. This sales office has been consolidated with the TES’s operations.

On January 1, 2010, the Company acquired the stock of Sustainable Solutions, Inc., (“SSI”) a company that performs energy audits, consulting and management services. The purchase price for this business was a stock option to purchase 200,000 shares of the Company’s common stock at $0.50 per share. We used the Black-Scholes method to value the stock option for this acquisition at $71,671. The asset of the business is a contract with a major utility company to perform energy assessments for the three year period from 2010 to 2012.

On November 1, 2010, the Company acquired certain assets and assumed certain liabilities of Stanza Systems, Inc., a software development company specializing in smart-grid applications. This company is doing business as Stanza Technologies (“Stanza”). The purchase price for Stanza Systems consisted of $175,000 cash and assumed liabilities of $481,190. In addition, to complete this acquisition the Company was required to satisfy the senior debt holders by offering common shares of the Company. The Company offered these debt holders 413,333 shares of common stock which was valued at $186,000 based on the closing price of our common stock as of November 1, 2010. In addition these debt holders have an opportunity to receive additional shares of our common stock if Stanza achieves certain revenue levels in 2011 and 2012. The Company used a discounted cash flow model to determine the value of the contingent payment at $117, 898 (see Note 2 for asset allocation).

At June 30, 2011 and June 30, 2010, the Company had no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

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

Titan Energy Worldwide, Inc.

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

Going Concern

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss for the six months ended June 30, 2011 of $1,933,061. At June 30, 2011, the Company had an accumulated deficit of $31,862,787. In addition, the Company is in default on $241,855 of various notes. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

•	Management has raised $300,000 in convertible debt due in April 2012 and $100,000 in a three-month promissory note during this quarter.
•	Management has replaced the Company’s line of credit with a factoring agreement that could result in higher level of borrowings.
•	Management is currently in the process of raising between $500,000 to $1,000,000 in capital through a private placement of common stock and warrants expected to be completed by September 15, 2011.
•
The Company has instituted cost-saving actions to reduce expenses by approximately $700,000 over the remainder of the year. The Company is also considering additional cost-saving actions to be instituted by the end of the third quarter.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and six months ended June 30, 2011 and 2010, the Company has entered into several non-cash transactions in order to provide financing for the Company and to conserve cash. The table below shows the transactions that occurred during the periods presented.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Stock warrants reclassified to equity	-	-	$125,000	-
Common stock issued for conversion of Series D Preferred Stock	-	$213,348	-	$2,909,155
Stock issued for the conversion of convertible debt	$39,992	$144,957	$39,992	$192,464
Common stock issued for net share exercise of warrants	-	$106,475	-	$188,706
Stock option issued for purchase of SSI	-	-	-	$71,671

Interest paid for the three months ended June 30, 2011 and 2010 was $30,763 and $28,874, respectively. Interest payments for the six months ended June 30, 2011 and 2010 were $48,108 and $44,426, respectively

Titan Energy Worldwide, Inc.

Use of Estimates

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

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of June 30, 2011 and December 31, 2010 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2007 and later remain subject to examination by the IRS and the respective states.

Loss per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of June 30, 2011 and 2010, the Company had potentially dilutive shares of 33,954,393 and 15,985,172 related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive.

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

Segment Reporting

The Company operates in two business segments, Power Distribution and Energy Services. Power Distribution consists of the sale of emergency, standby power equipment and renewable energy solutions. Energy Services consist of the sale of maintenance and service programs, interruptible rate demand response programs, monitoring program and energy audits.

New Accounting Standards and Updates Not Yet Effective

The following are new accounting standards updates and interpretations that may be applicable in the future to the Company.

Business Combinations

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure was effective for the Company’s first quarter of fiscal 2011. The adoption of ASU 2010-29 will require additional disclosure in the event of a business combination but will not have a material impact on the Company’s financial condition and results of operations during the three and six months ended June 30, 2011.

Intangibles — Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, Intangibles- Goodwill and Other (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years that begin after December 15, 2010, which is fiscal 2011 for the Company. The adoption of this standard did not have a material impact on the Company’s results from operations and financial condition.

NOTE 2 – ACQUISITIONS

On November 1, 2010, the Company purchased certain assets and assumed certain liabilities of Stanza Systems, Inc., a software development company. This transaction required the approval of Stanza Systems, Inc.’s senior debt holders. The senior debt holders agreed to exchange their debt and accrued interest for 413,333 shares in the Company plus a contingent payment in the Company’s common stock. The Company will operate this business under the assumed name of Stanza Technologies (“Stanza”). If Stanza’s sales for 2011 or 2012 is $3,000,000 or greater the debt holders will receive $206,667 of value paid in the Company shares. If Stanza’s sales are $5,000,000 or greater the debt holders will receive $413,334 of value paid in Company’s common stock. The Company has valued the contingent consideration of $117,898 at December 31, 2010 under ASC 805 using a probability and discounted cash flow approach. At June 30, 2011, the Company has reviewed this discounted cash flow assumptions and concluded that no change in value of the contingent consideration is required.

The fair value of the Customer List and the In-Process Research and Development was based on a valuation analysis in accordance with ASC 805. The Customer List was based on the income approach using a discounted cash flow for this asset adjusted for probability of renewal. The value of the In-Process Research and Development asset was determined by discounting the cash flow approach based on an assumed royalty rate. We also performed an income approach on a multi-period excess earnings discounted cash flow and adjusted for probability. The two methods were averaged to determine the value of In-Process Research and Development asset. This asset has been reclassified to fixed asset as the software has been implemented. The goodwill is expected to be fully deductible for tax purposes.

Titan Energy Worldwide, Inc.

The sales of Stanza included in the Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 were $134,642 and $248,089, respectively. The operating loss for Stanza included in the Unaudited Condensed Consolidated Financial statements for the three and six months ended June 30, 2011 were $(157,152) and $(366,132), respectively. The Company’s primary objective in this acquisition is to control the research and development of our state-of-the-art monitoring system. Stanza’s prior business was not focused on research and development, but only contract sales. Proforma financial information has not been presented as the impact would not be materially different from reported amounts.  The Research and Development expense included in the loss for the first half of 2011 was $194,238 and total amount spent on this project as of June 30, 2011 was approximately $548,000.

On January 1, 2010, the Company also purchased the stock of Sustainable Solutions, Inc.(“SSI”). This company is engaged in energy audits, energy consulting and energy management services. The purchase price was 200,000 stock options of TEWI common stock with a strike price of $0.50. We used the Black-Scholes method to value this option resulting in a purchase price of $71,761. The only asset SSI had was a contract with a major utility to perform audits from 2010 to 2012. We used a discounted cash flow based on estimated audits to be performed to value the contract at $60,000. We will amortize this contract over three years. Sales for the three and six months ended June 30, 2011 were $20,600 and $36,700. The operating loss for the three and six months ended June 30, 2011 was $(1,500) and $(3,800), respectively. Proforma financial data is not provided since the impact would not be materially different than reported amounts.

NOTE 3 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	June 30,	December 31,
	2011	2010
Parts	$509,090	$499,738
Work in process	82,658	64,009
Finished goods	142,824	220,441
Obsolescence Reserve	(98,175)	(91,175)
	$636,397	$693,013

NOTE 4 – CONVERTIBLE NOTES AND OTHER LOANS

The Company has primarily used Convertible Notes Payable to raise operating capital and has assumed certain debt in its acquisitions of other businesses. The following are the amounts outstanding for each issuance at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Convertible notes payable, bearing interest at 10%, due July to November 2011	$1,650,000	$1,650,000
Convertible notes payable, bearing interest at 12%, due on demand	175,000	175,000
Convertible notes payable, bearing interest at 10%, due November 2011 to March 2012	425,000	460,000
Convertible notes payable bearing interest at 10% due April 2012	300,000	-
Unamortized discount	(239,716)	(879,163)
Total Convertible Notes (includes $185,520 of long term debt at December 31, 2010)	$2,310,284	$1,405,837

Secured promissory note interest at 8% payable on demand	-	$86,612
Promissory note, bearing interest of 10%, due August 13, 2011	$100,000	-
Other Loans (includes 7,405 of long term debt at December 31, 2010)	66,855	86,655
Total Promissory Notes and Other Loans	$166,855	$173,267

Titan Energy Worldwide, Inc.

At June 30, 2011 and December 31, 2010, the Company was in default on $175,000 of convertible notes payable which are accruing interest at the default rate of 12%. These note holders can demand payment in cash or elect to convert their note and accrued interest into common stock at the average bid price for five days preceding the conversion date. If they elect this option they will also receive ten stock warrants for every $1,000 of principal with a strike price of $0.01. In addition, at June 30, 2011 the Company is in default on two other notes totaling $66,855.

The convertible notes payable due in July and November, 2011 were issued with 1,650,000 detachable warrants to purchase the Company’s common stock at $0.60 per share. During the quarter notes totaling $300,000 that were due before June 30, 2011 were extended to July 31, 2011. The proceeds received from these notes were allocated to the convertible notes payable and warrants totaling of $1,267,941 and $382,059, respectively, based on their relative fair values.  These notes are convertible at maturity based on the current share price, with a minimum price of $0.30 per share, or if the Company raises equity in excess of $5,000,000, the notes can be converted to the new offering. The warrants have a round down provision and, as such, the warrants’ fair value is determined at each reporting period and any gain or loss is recognized through the statement of operations. The Company has recorded a beneficial conversion feature on these notes in the amount of $681,203 which is treated as a debt discount.

The convertible notes payable due from November to March of 2012 were issued with 1,120,000 detachable warrants to purchase the Company’s common stock at $0.25 per share.  The proceeds received from these notes were allocated to the promissory notes and warrants totaling $301,418 and $258,582, respectively, based on their relative fair values with the warrants’ fair value being determined using the Black-Scholes method.  The value allocated to the warrants was recorded as a debt discount and will be amortized into interest expense over the life of the promissory notes.  The note holders will have the option of converting their notes into common stock based on the principal balance plus accrued interest multiplied by four. This beneficial conversion feature has intrinsic value of $297,430, is recorded as a discount on the debt, and will be amortized to expense over the life of the debt.  In 2010, notes totaling $100,000 plus accrued interest of $5,761 were converted into 579,964 shares of the Company’s common stock. In the second quarter ended June 30, 2011 two note holders converted their notes into common stock. There principal and interest of $39,992 was converted into 239,956 shares of common stock.

The secured promissory note payable was part of the consideration given to the Seller of the R.B. Grove, Inc. assets purchased by GPI. The security for this note is all the assets that were purchased. This note was paid in full on May 16, 2011.

NOTE-5 FACTORING AGREEMENT

On June 15, 2011, the Company replaced the line of credit with a bank with a Factoring and Security Agreement (“Agreement”) with Harborcove Fund I, LP. (“Harborcove”). There are two agreements that provide financing separately for TESI and Grove with identical terms.

This Agreement allows the Company to sell, transfer and assign its receivables to Harborcove. In return Harborcove will pay 85% of the face value of the receivable. Harborcove has the right to reject any receivables that do not meet their credit requirement approvals. The Company pays a fee on each invoice purchased by Harborcove of 1.7% of the face value of the invoice, with a minimum fee of $5.00. The Company also pays interest on the amount advanced at prime rate plus 4.5%. If the receivable is not paid within 90 days of the invoice date or 45 days from due date, Harborcove can chargeback the receivable to the Company, unless the debtor was credit approved and the sole reason for not paying is financial difficulty.

The security for this Agreement includes all the assets of the Company including the assets of TEWI, Stanza and SSI. The Agreement has a one year term with a minimum contract factoring fee and interest of $30,000 for the TESI line and $20,000 on the Grove line. Early termination is allowed with a minimum penalty of two times the minimum contract fee and interest.

The amount outstanding at June 30, 2011 was $893,483. The factoring fee and interest expense for the first month of the Agreement were $5,159 and $3,096, respectively.

Titan Energy Worldwide, Inc.

NOTE 6-ACCURED LIABILITES

Accrued liabilities consist of the following:

	June 30,	December 31,
	2011	2010
Accrued compensation	$339,437	$350,071
Accrued interest	261,232	144,098
Common stock warrants, at fair value	22,173	295,221
Purchase obligation on stock option, at fair value	250,000	375,000
Stanza payroll taxes including interest and penalties	315,073	311,570
Accrued costs on completed jobs	179,618	135,977
Accrued other	95,266	37,239
	$1,462,799	$1,649,176

The amount listed as purchase obligation on stock option is a stock option that permits the holder to demand payment in lieu of exercising the option. The amount for Stanza payroll taxes including interest and penalties was assumed in the acquisition of Stanza. The payroll taxes are from June 2009 through September 2010. We have reached an agreement with the Internal Revenue Service to pay $4,011 per month beginning in May 2011 until paid in full.

NOTE 7 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reasons set forth below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Income taxes at the statutory rate	$(306,298)	$(209,456)	$(657,241)	$(396,437)
Valuation Allowance	295,241	174,169	637,016	373,340
Permanent differences and other	11,057	35,287	20,225	23,097
Total income tax	$-	$-	$-	$-

The following presents the components of the Company’s total income tax provision:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Current expense	$-	$-	$-	$-
Deferred benefit	(306,298)	(174,169)	(637,016)	(373,340)
Change in valuation	306,298	174,169	637,016	373,340
Total	$-	$-	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of temporary differences giving rise to the Company’s deferred tax assets and liabilities for the three and six months ended June 30 are as follows:

Titan Energy Worldwide, Inc.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Deferred tax assets
Amortization	557	2,958	2,008	5,917
Non qualify stock option expense	23,244	39,603	47,288	79,206
Operating losses carry forward	5,122,279	3,947,028	5,475,129	4,014,747
Deferred Tax Liabilities
Warrants fair value income	(29,243)	-	(92,836)	-
Depreciation	(1,420)	(2,167)	(4,943)	(4,333)
Net deferred assets	5,115,417	3,987,422	5,426,646	4,095,537
Valuation Allowance	(5,115,417)	(3,987,422)	(5,426,646)	(4,095,537)
Total net deferred tax asset liability	$-	$-	$-	$-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized taxable income since its inception.

At June 30, 2011 the Company had consolidated federal net operating losses of $16,103,321.

The expiration date of these net operating losses are as follows:

2019	$104,604
2020	654,454
2021	1,700,703
2022	72,209
2023	451,382
2024	262,795
2025	385,410
2026	911,684
2027	2,540,363
2028	1,543,573
2029	2,807,561
2030	2,795,006
2031	1,873,577
$16,103,321

NOTE 8 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of units consisting of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant together as a “Unit.” Each Unit was offered at $10,000. The holder of the Convertible Preferred Stock may convert, at any time and is required to convert their preferred stock 24 months after issuance, in whole or in part, into shares of the Company common stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of the Company common stock. Each Class A Warrant and Class B Warrant entitles the holder to purchase 3,333 shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

Titan Energy Worldwide, Inc.

For the six months ended June 30, 2011, investors holding Series D Preferred Stock elected to convert their holdings into the Company common stock using the Volume Weighted Average Price “VWAP” formula as provided for in the offering documents. A total of 16 shares of Series D Preferred Stock elected to convert into common stock receiving an aggregate of 480,164 shares of the Company common stock. The weighted average conversion price per share was $0.29. In addition, the Class A and Class B warrants were repriced based on conversion price multiplied by 120% and 140%, respectively.

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

During the three months ended June 30, 2011, 5 shares of Series D Preferred Stock were converted in exchange for 100,000 shares of treasury stock.

 NOTE 10 – STOCK OPTIONS

The Company issued stock options to employees, consultants and to a note holder in settlement of an outstanding note during 2009 and 2010. There were no new options issued in the six months ended June 30, 2011. These options were not issued under any plan that required stockholder approval. The Company believes that such stock options align the interest of its employees with the shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company common stock at the date of grant.  Options granted to consultants have a five year contractual term. The option granted to employees have from a 3 year contractual term to no expiration date, however we would expect that all options will be exercised within 10 years. All options issued are non-qualified options. There is one option totaling 1,000,000 shares that are guaranteeing a minimum value of $0.25 a share and which represent the fair value and are recorded as accrued liability. For all other options the Company uses the Black-Scholes method to evaluate the value of the options. The expected volatility is computed based on a twelve month standard deviation of our month ended closing price. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at time of grant. Below are the parameters in determining the fair value of these options.

	2011	2010
Expected volatility	N/A	66%-113%
Weighted average volatility	N/A	75%
Vesting Periods (in years)	N/A	1.5-4
Expected term (in years)	N/A	2-5
Expected dividends	N/A	0%
Risk free rate	N/A	.5%-2.7%

Titan Energy Worldwide, Inc.

The following is a table shows a summary of activity for the six months ended June 30, 2011 and the year ended December 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Grant
		Exercise	Contractual	Date
	Shares	Price	Terms	Fair Value
Outstanding at January 1, 2010	7,045,000	$0.24	9	$1,434,185
Granted	1,665,000	$0.57	9	294,049
Exercised	-	-
Forfeited	(365,000)	$0.22
Outstanding at December 31, 2010	8,345,000	$0.31	9
Granted	-	-
Exercised	-	-
Forfeited	(290,000)	$0.32
Outstanding at June 30, 2011	8,055,000	$0.31	8
Excisable as of June 30, 2011	2,516,666	$0.28	6

As of June 30, 2011, nonvested options totalled 5,538,334 shares. There is approximately $635,000 of unrecognized compensation and share-based expense arrangements that been granted. These costs will be recognized over a weighted average period of 3 years. At June 30, 2011, the aggregate intrinsic value of stock options exercisable was $453,000.

NOTE 11 – COMMON STOCK TRANSACTIONS

During the six months ended June 30, 2011, the Company issued 480,164 shares of common stock for the conversion of the Series D Preferred Stock. The Company also issued 239,956 shares for the conversion of Convertible Notes and accrued interest of $39,992.

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

•	Debt holders also converted $405,000 of Convertible Notes, plus accrued interest, into 1,249,655 shares of common stock.

•
The Company issued 413,333 shares of common stock to the senior debt holders of Stanza Systems, Inc., for the forgiveness of principal of $620,000 plus accrued interest. This transaction was required as part of the purchase of Stanza Systems, Inc. assets.

Titan Energy Worldwide, Inc.

NOTE 12 - COMMON STOCK WARRANTS

There were no warrants issued or exercised during the three months ended June 30, 2011. The total number of warrants issued for the year ended December 31, 2010, was 5,889,661. Also in the year ended December 31, 2010  5,163,715 warrants were exercised. The following table shows the warrants outstanding at June 30, 2011:

Number of		Exercise	Expiration
Warrants	Purpose	Price range	Date
200,000	Acquisition of Grove Power, Inc.	$0.01	Jun-14
293,536	Broker warrants on debt Offerings	$0.10-$0.625	Dec 12-Jan-13
920,000	Convertible Debt Offering 2009/2010	$0.25	Dec-14 - Mar 15
847,500	Debt Offering 2006	$0.35	Jan-12
553,800	Debt offering 2007	$0.50	April-July-12
1,650,000	Convertible Debt Offering 2010	$0.60	May - Nov -15
158,000	Debt Offering 2007	$0.75	Dec-12
1,441,531	Converted Preferred D Class A	$0.31 -$0.89	Jun-13
1,441,531	Converted Preferred D Class B	$0.36-$0.63	Jan-13
1,304,880	Unconverted Preferred D Class A	$1.20	Jan-13
1,204,880	Unconverted Preferred D Class B	$1.40	Jan-13
777,135	Broker warrants on Preferred D	$1.25	Jan-13

NOTE 13 – FAIR VALUE

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

Titan Energy Worldwide, Inc.

1.
Common Stock Warrants – are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term. The following were the assumptions used to compute the fair value:

	June 30,	December 31,
	2011	2010
Common stock price	$0.18	$0.32
Volatility	46.2%	62.1%
Interest rate	0.27%	0.29%
Remaining Terms	3.75 yrs	4.25 yrs

2.
Purchase obligation of a stock option – represents the value of the purchase obligation to buyback these options at any time during the next two years. The agreement is for 1,000,000 options with a guarantee buyback provision at $0.25, which is also the exercise price.

3.
Contingent Consideration was determined under ASC 805 using a probability and discounted cash flow approach. The probability was determined to be 0% of achieving the revenue level in year 1 and 25% in year 2. The assumptions are reviewed quarterly to determine if an adjustment is required.

The following table summarizes the financial instruments measured at fair value in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2011:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total
Liabilities
Common stock warrants			$22,173	$22,173
Purchase obligations for stock option			$250,000	$250,000
Contingent consideration from the acquisition of Stanza			$117,898	$117,898
Total			$390,071	$390,071

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2010:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total
Liabilities
Common stock warrants			$295,221	$295,221
Purchase obligations for stock option			$375,000	$375,000
Contingent consideration from the acquisition of Stanza			$117,898	$117,898
Total			$788,119	$788,119

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Level 3
Fair value	Liabilities
Balance at December 31, 2010	$788,119
Change in fair value recorded in other expense	(273,048)
Expiration of purchase obligation recorded in additional paid in capital	(125,000)
Balance at June 30, 2011	$390,071

Titan Energy Worldwide, Inc.

 NOTE-14 SEGMENT DATA

Our operating segments represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We conduct our operations through two operating segments: Power Distribution and Energy Service. Our reportable segments are strategic business units that offer different products and services and serve different customers. Power Distribution consists of the sale of equipment for emergency and standby power equipment and renewed energy solutions. Energy Services consist of the sale of maintenance and service programs, interruptible rate program, monitoring and energy audits.

Summarized financial information concerning our reportable segments is shown in the following tables. Unallocated cost amounts include corporate overhead, and research and development. Other expenses, for purposes of evaluating the operations of our segments, are not allocated to our segment activities. Total asset amounts exclude intercompany receivable balances eliminated in consolidation.  The Unallocated Costs for assets includes cash, goodwill and in-process research and development. Customer lists and other intangibles are allocated to their segments.

For the Six Months Ended June 30, 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$4,723,758	$2,293,877	-	$7,017,635
Cost of sales	3,889,574	1,239,831	-	5,129,405
Gross profit	834,184	1,054,046	-	1,888,230

Operating expenses:
Selling and service expenses	625,832	621,353	-	1,247,185
General and administrative expenses	280,118	551,914	-	832,032
Depreciation & amortization	58,341	111,033	1,927	171,301
Research and development	-	-	194,238	194,238
Corporate overhead	-	-	724,792	724,792
Operating expense	964,291	1,284,300	920,957	3,169,548
Operating income (loss)	(130,107)	(230,254)	(920,957)	(1,281,318)
Other expenses:
Interest expense, net	-	-	200,710	200,710
Amortization of debt discount and financing costs	-	-	724,081	724,081
Fair value of warrants	-	-	(273,048)	(273,048)
Total other expense, net	-	-	651,743	651,743
Net loss	$(130,107)	$(230,254)	$(1,572,700)	$(1,933,061)
Total assets	$1,962,255	$2,366,558	$1,503,224	$5,832,037

Titan Energy Worldwide, Inc.

For the Six Months Ended June 30, 2010
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$5,187,843	$1,831,622	-	$7,019,465
Cost of sales	4,211,357	811,232	-	5,022,589
Gross profit	976,486	1,020,390	-	1,996,876

Operating expenses:			-
Selling and service expenses	560,153	633,381	-	1,193,534
General and administrative expenses	268,425	280,230	-	548,655
Depreciation & amortization	49,599	63,740	1,813	115,152
Research and development	-	-	45,000	45,000
Corporate overhead	-	-	780,750	780,750
Gain on sale of fixed assets	-	(9,233)	-	(9,233)
Operating expense	878,177	968,118	827,563	2,673,858
Operating income (loss)	98,309	52,272	(827,563)	(676,982)
Other expenses:
Interest expense, net	-	-	93,301	93,301
Amortization of debt discount and financing costs			395,708	395,708
Total other expenses, net	-	-	489,009	489,009
Net income (loss)	$98,309	$52,272	$(1,316,572)	$(1,165,991)
Total Assets	$2,702,378	$1,929,544	$2,042,846	$6,674,768

The segment data for the three months ended June 30, 2011 and 2010 are summarized below:

For the Three Months Ended June 30, 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$2,346,045	$1,199,543		$3,545,588
Cost of sales	1,940,723	684,478		2,625,201
Gross profit	405,322	515,065		920,387

Operating expenses:
Selling and service expenses	304,660	290,042		594,702
General and administrative expenses	130,200	255,570		385,770
Depreciation & amortization	29,213	59,842	964	90,019
Research and development	-	-	68,651	68,651
Corporate overhead	-	-	310,470	310,470
Operating expense	464,073	605,454	380,085	1,449,612
Operating income (loss)	(58,751)	(90,389)	(380,085)	(529,225)

Other expenses:
Interest expense, net	-	-	106,160	106,160
Amortization of debt discount and financing costs			351,501	351,501
Fair value of warrants			(86,010)	(86,010)
Total other expense, net	0	0	371,651	371,651
Net loss	$(58,751)	$(90,389)	$(751,736)	$(900,876)
Total assets	$1,962,256	$2,366,558	$1,503,223	$5,832,037

Titan Energy Worldwide, Inc.

For the Three Months Ended June 30, 2010
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$3,075,359	$927,069	-	$4,002,428
Cost of sales	2,540,544	403,072	-	2,943,616
Gross profit	534,815	523,997	-	1,058,812

Operating Expenses:
Selling and service expenses	294,275	336,705	-	630,980
General and administrative expenses	125,402	133,160	-	258,562
Depreciation & amortization	26,994	29,757	906	57,657
Research and development	-	-	45,000	45,000
Corporate overhead	-	-	384,279	384,279
Gain on sale of fixed assets		(6,525)	-	(6,525)
Operating expense:	446,671	493,097	430,185	1,369,953
Operating income (loss)	88,144	30,900	(430,185)	(311,141)
Other expenses
Interest expense, net	-	-	47,344	47,344
Amortization of debt discount and financing costs	-	-	257,561	257,561
Total other expense, net	-	-	304,905	304,905
Net income (loss)	$88,144	$30,900	$(735,090)	$(616,046)
Total assets	$2,702,378	$1,929,544	$2,042,846	$6,674,768

NOTE 16– SUBSEQUENT EVENT

As of August 15, the Company was in default for non-payment on $150,000 in notes and accrued interest of $15,000. These notes have conversion rights and may elect to convert at $0.30 or if the Company undertakes a qualified offering. The Company will continue to accrue interest at 12% in accordance with the investor agreement on these Notes. At this time no collection action has been taken by any of the Note holders. The Company was able to extend $700,000 of Notes due by August 15, 2011 to September 30, 2011.

The Company has performed a review of events subsequent to the balance sheet date and, except for the matters described above in this note, no other matters require disclosure.

Titan Energy Worldwide, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements included in this Management’s Discussion and Analysis of Financial Condition and Result of Operations, and in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us, and (ii) the lack of resources to maintain our good standing status and requisite filings with the SEC.  The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

 In 2006, we acquired Stellar Energy, a Minneapolis-based provider of power generation equipment and service. Stellar Energy is now called Titan Energy Systems (“TES”) and has expanded its number of sales and service offices to include Nebraska, Iowa, North and South Dakota, New York, New Jersey and Connecticut. TES provides much of our accounting and back office support.

In 2009, we acquired the Industrial and Service Division of RB Grove, a 52-year old power generation provider located in Miami, Florida.  This company is now called Grove Power Inc. (“GPI”) and will be facilitate our expansion throughout the Southeastern United States, the Caribbean and Central America.

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

In 2010, we acquired certain assets and assumed certain liabilities Stanza Systems, Inc, which gave us a software development company experienced in smart grid and utility operations with developed network communications software that we plan to utilize in our business. This business is operating as d/b/a Stanza Technologies, Inc. (“Stanza”).

Titan Energy Worldwide, Inc.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Sales

Sales for the three months ended June 30, 2011 were $3,545,588 compared to $4,002,428 for the three months ended June 30, 2010. The following table summarizes our sale by their segments:

	Power	Energy
	Distribution	Services
2011	$2,346,045	$1,199,543
2010	3,075,359	927,069
Increase (decrease)	$(729,314)	$272,474
Percent Increase (decrease) over 2010	(24)%	29%

The decrease in sales in the Power Distribution segment is primarily attributable to lower sales at our New York sales office of approximately $564,000 compared to the same quarter in 2010. Sales in the New York office have been fluctuating due primarily to a small sales staff covering the region. As we grow out our sales program, we expect performance to become more evenly distributed. The remainder of the decrease is attributable to our Minnesota office where sales declined $150,000 compared to the three months ended June 30, 2010. The backlog for the Power Distribution segment was approximately $4.7 million at June 30, 2011which is higher than usual and a good indicator of a potential increase in sales in the following quarters.

The increase in our Energy Services segment sales is partially attributable to the impact of a full quarter of Stanza contract sales totaling approximately $135,000. The remainder of this increase in service sales is attributable to increased sales to a national account of approximately $160,000 in the quarter. This customer is steadily increasing its purchases each month and we expect to continue to see improvements in Energy Services sales in future quarters.

Cost of Sales

Cost of sales was $2,625,201 for the three months ended June 30, 2011 compared to $2,943,616 for the three months ended June 30, 2010:

	Power	Energy
	Distribution	Services
2011	$1,940,723	$684,478
2010	2,540,544	403,072
Increase (decrease)	$(599,821)	$281,406
Percent of Sales
2011	83%	57%
2010	83%	43%

The lower cost of sales in the Power Distribution segment is attributable to lower sales volume as explained above.  The cost of sales as a percentage of sales remained the same and is consistent with the results of the first quarter.

The higher cost of sales in the Energy Service segment is attributable to Stanza managed service contracts which account for approximately $86,000 of this increase. Cost of sales for our managed service contracts is 65% compared to our generator service average cost which is approximately 56%. For the second quarter of 2011, our generator service business cost of sales has been increasing and is partially attributable to an increase in business from our national accounts which have lower profit margins and lower margins in Florida which is a more competitive market place for our products and services.

Titan Energy Worldwide, Inc.

Selling and Service Expenses

Sales and services expenses includes all sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Selling and Service expenses were $594,702 for the three months ended June 30, 2011, compared to $630,980 for the three months ended June 30, 2010. The following table summarizes the   costs in this category:

	Power	Energy
2011	Distribution	Services
Payroll related costs	$274,373	$223,217
Shared based compensation	10,098	13,845
Other	20,189	52,980
Total	$304,660	$290,042
2010
Payroll related cost	$194,187	$249,289
Shared based compensation	72,359	15,947
Other	27,729	71,469
Total	$294,275	$336,705

Increase (Decrease)	$10,385	(46,663)
Percent of Sales
2011	13%	24%
2010	10%	36%

The increase in costs in our Power Distribution segment is partially attributable to additional payroll expenses for sales personnel who were hired in order to expand our presence in key markets. Share based compensation was lower for Power Distribution in 2011 as in 2010 the Company recognized the value of a guaranteed stock option over its vesting period.  The decrease in the Energy Service segment’s payroll related costs was primarily reduction in support staff. The reduction in the percentage of sales is partially due to increased efficiencies and lower staffing requirements in managing service accounts especially for our national customers. We expected to see continued improvements in our selling and service expenses. Beginning in the second quarter of 2011, we implemented a number of cost saving actions which reduced our total selling and service expenses by approximately $58,000 compared to the first quarter of 2011.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each segment’s management, accounting, facilities and office functions. General and administrative expenses were $385,770 for the three months ended June 30, 2011, compared to $258,562 for the three months ended June 30, 2010. The following table summarizes the costs in this category:

	Power	Energy
2011	Distribution	Services
Payroll related costs	$17,440	$105,101
Shared based compensation	2,806	2,805
Facilities	56,862	80,981
Other	53,092	66,683
Total	$130,200	$255,570
2010
Payroll related cost	$44,947	33,817
Shared based compensation	2,323	2,323
Facilities	43,231	50,374
Other	34,901	46,646
Total	$125,402	$133,160

Increase	$4,798	$122,410

Titan Energy Worldwide, Inc.

The major cause for the increase in the Energy Service segment’s costs is attributable to the acquisition of Stanza on November 1, 2010. Stanza added $77,000 to our payroll related costs, $35,000 to our facility costs and $20,000 for legal and penalties associated with Stanza related IRS back payroll taxes. The payroll related cost includes the Company’s Chief Technology Officer’s salary and benefits. The increase in our Power Distribution facility costs is attributable to new offices in Florida and New York/ New Jersey. The increase in our Power Distribution segment’s other costs is attributable to higher travel, leased equipment and office supplies associated with the new offices. Beginning in the second quarter of 2011, the Company reduced payroll related costs in this category through reduced pay and consolidation of positions which resulted in a reduction of approximately $60,000 as compared to the first quarter of 2011.

Research and Development

We entered into a contract in June 2010 with Stanza Systems, Inc. to enhance our monitoring system so as to provide better information to our customers on the condition and operations of their onsite power generation equipment.  This program is designed to assist us in entering the demand response market, which is part of our business strategy.  We acquired Stanza on November 1, 2010 to bring this program in house and to better control the research and development activities. Research and development expenses for the three months ended June 30, 2011 was $68,561 compared to $45,000 in three months ended June 30, 2010. Included in this amount is $14,128 of share-based compensation. During the second quarter of 2011, the Company has introduced this product after successful feasibility testing which was completed in April 2011.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the three months ended June 30, 2011 was $310,470 as compared to $384,279 for the three months ended June 30, 2010. The following table shows the costs related to corporate activities:

	2011	2010
Payroll related activities	$144,444	$133,040
Stock Compensation	24,682	23,527
Professional Fees	88,064	11,875
Shared based payments for professional services	-	102,025
Travel	27,225	82,159
Other	26,055	31,653
Total	$310,470	$384,279

Our payroll was higher because we promoted the General Manager of TES to Vice President for Business Development in the Fall of 2010, thereby moving his salary and benefits to the Company’s corporate overhead. The Company’s senior executives have taken significant pay cuts which reduced the payroll amount by $43,000 as compared to the first quarter of 2011. We incurred higher professional fees of approximately $57,000 in the three months ended June 30, 2011 due to one-time costs associated with obtaining our factoring agreement and the cancellation of our credit line. The decrease in business travel in the three months ended June 30, 2011 is associated with a decrease in our fund raising activities which began in the second quarter of 2010. Business travel costs were $60,000 lower than the first quarter of 2011. In 2010, the Company issued stock and stock options to contracted legal and investor relations professionals, although we may elect to offer this type of compensation, presently we have no such commitments. These costs are non-cash charges and are based on actual stock price at the time of payment for stock issued or grant date for stock options through the Black-Scholes calculations.

Titan Energy Worldwide, Inc.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. Expenses for the three months ended June 30, 2011 were $90,019 compared to $57,657 in the three months ended June 30, 2010. The higher costs were due to the full quarter effect of the acquisition of Stanza which added $29,000 of additional depreciation and amortization. This amount includes amortization of our new monitoring software package. We are amortizing this package over a 10 year life which was the basis for its evaluation at acquisition date.

Other Expenses

The following table below summarizes the items in this category for the three months ended June 31:

	2011	2010
Interest expense, net	$106,160	$47,344
Amortization of debt discount	309,600	240,348
Amortization of deferred financing costs	41,901	17,213
Fair value of warrants	(86,010)	-
Total	$371,651	$304,905

The higher interest expense is related to the Company’s higher debt level and higher interest rates in 2011. The Company had two offerings of convertible debt totaling $2,400,000 with an interest rate of 10%. Our weighted average interest rate for the three months ended June 30, 2011 was 9.1% compared to 8.0% for the three months ended June 30, 2010. At June 30, 2011 the principal balance of our debt outstanding, excluding our factoring obligation or credit line, was $2.6 million compared to $1.3 million at June 30, 2010. Our convertible debt has warrants and beneficial conversion features which are accounted for in accordance with ASC 470, whereas we must determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At June 30, 2011, there was an unamortized debt discount totaling approximately $239,716 that will be expensed in future quarters in 2011. Although this is a large expense it is important to note that it does not impact our cash flow. Our second offering 1,650,000 in convertible debt included detachable warrants that were determined to be a liability and must be measured at fair value each reporting period. Because our stock price has declined, we reported a gain of $86,010. The deferred financing costs represent fees and commissions paid to brokers or individuals that helped us raise debt or equity. The fees are amortized over the life of the debt. Higher fees are due to the higher debt outstanding.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Sales

Sales for the six months ended June 30, 2011 were $7,017,635 compared to $7,019,465 for the six months ended June 30, 2010. The following table summarizes our sales by their segments:

	Power	Energy
	Distribution	Services
2011	$4,723,758	$2,293,877
2010	5,187,843	1,831,622
Increase (Decrease)	$(464,085)	$462,255
Percent Increase (Decrease) over 2010	-9%	25%

The decrease in sales in the Power Distribution segment is primarily attributable to approximately $560,000 in lower sales at our Midwest and New York sales offices. Sales in our Minnesota office were down $400,000 compared to the six months ended June 30, 2010, primarily because in 2010 we had received a large one-time order from a major customer. Overall this decrease was partially offset by an increase in sales by Grove Power of $100,000.

Titan Energy Worldwide, Inc.

The increase in our Energy Services segment sales is partially attributable to Stanza contract sales totaling approximately $268,000. The remainder of the increase in service sales is also attributable to sales of approximately $228,000 to a new national account in the first six months of 2011.

Cost of Sales

Cost of sales was $5,129,405 for the six months ended June 30, 2011 compared to $5,022,589 for the six months ended June 30, 2010:

	Power	Energy
	Distribution	Services
2011	$3,889,574	$1,239,831
2010	$4,211,357	$811,232
Increase	$(321,783)	$428,599
Percent of Sales
2011	82%	54%
2010	81%	44%

The lower cost of sales in the Power Distribution segment was attributable to lower sales volume as explained above.  The cost of sales as a percentage of total sales increased due to lower margin equipment sales in the Midwest for the first quarter of this year.

The higher cost of sales in the Energy Service segment is largely attributable to Stanza managed service contracts which accounted for approximately $160,000 of this increase; the remainder of the increase was due to the higher sales volume in the Midwest region to one of our national accounts. The national account program has lower margins as we often have to outsource service to a third party companies in areas where we do not have company service personnel of or facilities. Outsourcing of these services can reduce our sales margins. We continue to have lower margins with GPI service and are looking at implementing measurers to remedy this in future quarters.

Selling and Service Expenses

Sales and service expenses includes all of sales and service personnel, benefits related to these personnel, and other costs in support of these functions. The Selling and Service expenses were $1,247,185 for the six months ended June 30, 2011, compared to $1,193,534 for the six months ended June 30, 2010. The following table summarizes the costs in this category:

	Power	Energy
2011	Distribution	Services
Payroll related costs	$559,926	$477,455
Shared based compensation	21,550	28,691
Other	44,356	115,207
Total	$625,832	$621,353
2010
Payroll related cost	$369,684	$462,978
Shared based compensation	144,718	31,894
Other	45,751	138,509
Total	$560,153	$633,381

Increase (Decrease)	$65,679	$(12,028)
Percent of Sales
2011	13%	27%
2010	11%	35%

Titan Energy Worldwide, Inc.

The increase in costs was partially attributable to the hiring of additional sales personnel in order to expand our sales efforts in key markets. Share based compensation was lower for Power Distribution in 2011 as in 2010 the Company recognized the value of a guaranteed stock option over its vesting period.  The increase in the Energy Service payroll related costs was primarily due to an increase in support staff in the second half of 2010. As noted in the second quarter discussion above, due to the implementation of several cost saving actions, we believe that costs in this area will show significant reduction in the second half of the year. The reduction in percentage of sales in the Energy Service segment was the result of higher sales volume with a national account.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facilities and office functions which we can allocate to our segments. General and administrative expenses were $832,032 for the six months ended June 30, 2011, compared to $548,655 for the six months ended June 30, 2010. The following table summarizes the areas of costs in this category:

	Power	Energy
2011	Distribution	Services
Payroll related costs	$46,004	$226,611
Shared based compensation	5,611	5,611
Facilities	114,855	153,007
Other	113,648	166,685
Total	$280,118	$551,914
2010
Payroll related cost	$55,532	$43,902
Shared based compensation	4,647	4,647
Facilities	71,301	82,478
Other	136,945	149,203
Total	$268,425	$280,230

Increase	$11,693	$271,684

The major cause for the increase in the Energy Service costs is attributable to the acquisition of Stanza on November 1, 2010. Stanza added $155,000 to our payroll related costs, $65,000 to our facility costs and other costs for legal and penalties associated with the Stanza-related IRS back payroll taxes. The payroll related cost included the Company’s Chief Technology Officer’s salary and benefits. The increase in Power Distribution facility costs was attributable to new offices in Florida and New York/ New Jersey.  The decrease in Power Distribution other costs is attributable to lower travel.

Research and Development

We entered into a contract in June 2010 with Stanza Systems, Inc. to enhance our monitoring system and to be able to provide better information to our customers on the condition and operations of their onsite power generation equipment.  This program is designed to assist us in entering the demand response market, which is part of our business strategy. The expense for this research and development for the six months ended June 30, 2011 was $194,238 compared to $45,000 in six months ended June 30, 2010. The higher costs were attributable to comparing the first month of the program in 2010 to a full six months in 2011.

Titan Energy Worldwide, Inc.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the six months ended June 30, 2011 was $724,792 as compared to $780,750 for the six months ended June 30, 2010. The following table shows the costs related to corporate activities:

	2011	2010
Payroll related activates	$320,828	$270,872
Stock Compensation	49,365	47,054
Professional Fees	185,852	54,050
Shared based payments for professional services	-	203,128
Travel	114,344	116,033
Other	54,403	89,613
Total	$724,792	$780,750

Our payroll related costs were higher because we promoted the general manager of TES to Vice President for Business Development in the Fall of 2010. We incurred higher professional fees of approximately $57,000 due to costs of obtaining our factoring agreement and the cancellation of our credit line. In 2011, our professional services were significantly higher due to the auditing costs associated with the acquisition of Stanza and the need to hire an outside valuation firm for this transaction. In 2010, the Company issued stock and stock options associated with our legal and investor relations professionals.  Although we may elect to offer this type of compensation, presently we have no commitments to do so. These costs are non-cash charges and are based on actual stock price at the time of payment for stock issued or the grant date for stock options based on the Black-Scholes calculations.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the six months ended June 30, 2011 was $171,301 compared to $115,152 in the six months ended June 30, 2010. The higher costs were due to the full quarter effect of the acquisition of Stanza which added $50,000 of additional depreciation and amortization. This amount included amortization related to our new monitoring software package. We are amortizing this package over a 10 year life which is the basis for its evaluation at acquisition date. The remainder of the increase is related to outfitting the new offices in Florida and New Jersey.

Other Expenses

The following table summarizes the items in this category for the six months ended June 30:

	2011	2010
Interest expense, net	$200,710	$93,301
Amortization of debt discount	$639,447	$363,050
Amortization of deferred financing costs	$84,634	$32,658
Fair value of warrants	$(273,048)	$-
Total	$651,743	$489,009

The higher interest expense is related to an increase in to the Company’s debt level and higher interest rates in 2011. Our convertible debt has warrants and beneficial conversion features which were accounted for in accordance with ASC 470, whereas we must determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At June 30, 2011 there was an unamortized discount totaling approximately $239,716 on our balance sheet that will be expensed in future quarters in 2011. Although this was a large expense it is important to note that it does not impact our cash flow. Our second offering of convertible debt of $1,650,000 included detachable warrants to these notes that were determined to be a liability and must be measured at fair value in each reporting period. Because our stock price has declined, we have a gain of $273,048. The deferred financing costs represent fees and commissions paid to brokers or individuals that helped us raise debt or equity. The fees are amortized over the life of the debt. The higher fees are due to the higher debt outstanding.

Titan Energy Worldwide, Inc.

Liquidity and Capital Resources

The Company incurred a net loss for the six months ended June 30, 2011 of $1,933,061. At June 30, 2011 we had an accumulated deficit of $31,862,787. In addition, we are currently in default on notes payable of $241,855, of principal. We were able to extend the notes that were due in June and July, however, without a capital infusion, the Company will be in default on these notes totaling approximately $800.000 by September 30, 2011. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company raised $300,000 in convertible debt which is due in April of 2012 and $100,000 in short term promissory note which is due September 13, 2011  The Company has instituted cost savings actions to reduce our out flow of cash by $500,000 over the remainder of the year. The actual savings in the second quarter were approximately $211,000. These actions are the result of pay cuts and consolidation of positions. The Company is considering further reduction by reorganizing, selling or closing the parts of the Company that are unprofitable. Management is also currently in the process of trying to the raise will between $500,000 and $1 million although there can be no assurance that any additional funds will be raised.

During the six months ended June 30, 2011, cash used by continuing operations was $1,039,719. This cash was used to pay our vendors as we were exceeding our credit limits and therefore needed to make significant payments to our vendors to keep receiving products. We paid our largest vendor $1.4 million in the first quarter. We used cash for investing activities of $23,626, primarily for furnishing the Company’s offices.  We paid off our bank revolving credit line and loans totaling $1,012,359 through our factoring agreement and the convertible debt rose during the quarter. We also paid off a note that was in default of $86,612.

Major cash out flow relates to our research and development activities in which we provided $272,000 in cash to Stanza in the six months ended June 30, 2011. This business has only one customer that provides approximately $40,000 of revenue a month. In connection with the acquisition of Stanza we assumed a tax liability for back payroll taxes of $311,000 including interest and penalties. We reached an agreement with the IRS to pay $4,011 a month to settle this liability. We can no longer fund this business and it will be reorganized to operate within its own cash flow. Our remote monitoring and control technology will bring additional cash to this business beginning with its introduction and first sale of units in schedule for September 2011.

At June 30, 2011, we had $101,763 in cash and short-term investments. The actions explained above and the success of new offering should provide sufficient cash to operate the business through the end of the year.

Additional Information

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented on a GAAP basis, we believe disclosing certain non- GAAP measures are useful information to our investors, we use an adjusted EBTDA to provide this additional information. These non-GAAP measures are not in accordance with, or alternative for, generally accepted accounting principles in the United States.

The GAAP measure most comparable to adjusted EBITDA is GAAP net income (loss): reconciliation for adjusted EBITDA to GAAP net income (loss) is provided below.

Management uses adjusted EBITDA as measure of operating performance and for internal planning and forecasting. Management believes that such measures help to indicate underlying trends in our business, are important in comparing our current results with prior period results and our useful to investors and financial analysts in assessing our operating performance. Management considers adjusted EBITDA to be an important indicator of our operational strength and performance of our business and good measure of our historical operating trend.

The following is an explanation of non-GAAP, adjusted EBITDA that we utilize, including the adjustments that management exclude as part of the adjusted EBITDA measures for the six months ended June 30, 2011 and 2010, respectively, as well as reasons for excluding individual items.

Titan Energy Worldwide, Inc.

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

Adjusted EBITDA was negative $1,055,567 and negative $158,400 for the six months ended June 30, 2011 and 2010, respectively. The reconciliation of adjusted EBITDA to net loss is set forth below:

	Six Months Ended June 30,
	2011	2010
Net loss	$(1,933,061)	$(1,165,991)
Add back:
Depreciation and amortization	171,301	115,152
Stock Based Compensation	139,084	436,087
Interest	200,710	93,300
Amortization of debt discount	639,447	363,050
Fair value adjustment on warrants	(273,048)	-
Adjusted EBITDA	$(1,055,567)	$(158,400)

Adjusted EBITDA was negative $455,475 and negative $63,453 for the three months ended June 30, 2011 and 2010, respectively. The negative adjusted EBITDA for the quarter ended June 30, 2011 is lower than first quarter of 2011 by $144, 618. The reconciliation of adjusted EBITDA to net loss is set forth below:

	Three Months Ended June 30,
	2011	2010
Net loss	$(900,876)	$(616,046)
Add back:
Depreciation and amortization	90,019	57,657
Stock Based Compensation	68,365	222,689
Interest	106,160	47,344
Amortization of debt discount	266,867	224,903
Fair value adjustment on warrants	(86,010)	-
Adjusted EBITDA	$(455,475)	$(63,453)

Titan Energy Worldwide, Inc.

Off-Balance Sheet Arrangements

None.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our controls and procedures were designed at the reasonable assurance level. However, because of inherent limitations, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives of the control system. In addition, the design of a control system must reflect the fact that there are resource constraints, and management must apply its judgment in evaluating the benefits of controls relative to their costs. Further, no evaluation of controls and procedures can provide absolute assurance that all errors, control issues and instances of fraud will be prevented or detected. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls and procedures is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

None

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, the Company sold following securities:

The Company issued Promissory Note for proceeds of $200,000 to Luis and Iris Garcia. The note has a one year term maturing on April 14, 2012, with interest at 10% payable upon maturity. This Promissory Note and all accrued interest are convertible into the Company’s common stock at $0.25 per share. In event that the Company consummates an offering resulting in gross proceeds of at least $2,000,000 (a “Qualified Offering”) The Holder shall have the right to convert the principal amount of  this Note and all accrued interest at the lesser of $0.25 per share or the Qualified Offering Price.  Luis and Iris Garcia are “accredited investors” as such term is defined in rule 501 of Regulation D promulgated under the 1933 act. There are no registration rights for this security.

Titan Energy Worldwide, Inc.

The Company issued Promissory Note for proceeds of $100,000 to Theodore Wolff. The note has a one year term maturing on April 4, 2012, with interest at 10% payable upon maturity. This Promissory Note and all accrued interest are convertible into the Company’s common stock at $0.25 per share. In event that the Company consummates an offering resulting in gross proceeds of at least $2,000,000 (a “Qualified Offering”), the Holder shall have the right to convert the principal amount of  this Note and all accrued interest at the lesser of $0.25 per share or the Qualified Offering Price.  Theodore Wolff is “accredited investor” as such term is defined in rule 501 of Regulation D promulgated under the 1933 act. There are no registration rights for this security.

ITEM 3.    Defaults Upon Senior Securities

None

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

Titan Energy Worldwide, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN ENERGY WORLDWIDE, INC.

Dated: August 16, 2011	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer

Dated: August 16, 2011	By:	/s/ James J. Fahrner
James J. Fahrner
Chief Financial Officer

Titan Energy Worldwide, Inc.

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