Form 10-Q/A
period 2011-06-30
Titan Energy Worldwide, Inc.
filed 2011-09-14
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 16, 2011 (the “Original Report”) to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T.

ITEM 6.   Exhibits

Exhibit No.	Description

31.1*
Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS**	XBRL Instance Document
EX-101.SCH**	XBRL Taxonomy Extension Schema
EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB**	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed
**	Furnished herewith

Titan Energy Worldwide, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN ENERGY WORLDWIDE, INC.

Dated: September 14, 2011	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer

Dated: September 14, 2011	By:	/s/ James J. Fahrner
James J. Fahrner
Chief Financial Officer

Titan Energy Worldwide, Inc.

EXHIBIT INDEX

Exhibit No.	Description

31.1*
Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS**	XBRL Instance Document
EX-101.SCH**	XBRL Taxonomy Extension Schema
EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB**	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed
**	Furnished herewith