Form 10-Q
period 2011-09-30
Titan Energy Worldwide, Inc.
filed 2011-11-14
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-26139

Titan Energy Worldwide, Inc.

Nevada	26-0063012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55280 Grand River Avenue, New Hudson, MI 48165
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

As of November 13, 2011, the issuer had 31,472,127 shares of its common stock issued and outstanding.

ITEM 1.  Financial Statements

Contrary to the rules of the Securities and Exchange Commission, the Company's Condensed Consolidated Financial Statements included in this filing have not been reviewed by an independent accountant with professional standards for conducting such reviews. The review was not completed due to the cost and availability of cash required to pay past due fees owed to our independent accountant. The Company believes this is a temporary situation and will request the independent accountants to complete the review when our liquidity position improves and we have completed a payment arrangement. Upon the completion of the review of the Company's Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2011, we will amend this filing. In the opinion of Management, the information contained within is accurate and these interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable rules and regulations of the Securities and Exchange Commission.

Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$55,084	$968,416
Accounts receivable less allowance for doubtful accounts	2,079,567	2,291,837
Inventory, net	744,945	693,013
Other current assets	173,353	279,397
Total current assets	3,052,949	4,232,663
Property and equipment, net	799,346	566,224
Customer and distribution lists, net	667,273	787,365
In-Process Research & Development	-	341,136
Goodwill	1,351,695	1,351,695
Other assets	33,692	60,062
Total assets	$5,904,955	$7,339,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts Payable	$2,657,580	$2,417,950
Accrued liabilities	1,822,591	1,649,176
Customer deposits and deferred revenue	230,561	265,222
Short- term credit facility	-	992,558
Secured obligation	472,406	-
Notes payable - current portion	166,855	165,862
Current portion of convertible debt, net of unamortized discount	2,174,782	1,220,317
Total current liabilities	7,524,775	6.711,085
Notes payable, less current portion	-	7,405
Convertible debt, net of unamortized discount	-	185,520
Other long term liabilities	117,898	117,898
Total long –term liabilities	117,898	310,.823
Total liabilities	7,642,673	7,021,908
Commitments and Contingencies
Stockholders’ equity
Preferred Stock Series D, 10,000,000 authorized, $,0001 par value, issued and outstanding 344 and 368, shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 31,472,127 and 30,371,522 shares, respectively	3,147	3,037
Treasury stock, at cost, held 1,550,000 and 1,700,000 shares, respectively	(775,000)	(850,000)
Additional paid-in capital	31,653,592	31,093,925
Accumulated deficit	(32,619,458)	(29,929,726)
Total stockholders’ equity	(1,737,718)	317,237
Total liabilities and stockholders’ equity	$5,904,955	$7,339,145
See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)
	2011	2010
Sales of equipment	$2,344,206	$2,103,029
Sales of service and parts	1,315,656	920,086
Net sales	3,659,862	3,023,115

Material cost and labor for equipment	1,934,771	1,785,006
Material cost and labor for service and parts	639,101	441,392
Total cost of sales	2,573,872	2,226,398
Gross profit	1,085,990	796,717
Operating expenses:
Selling and service expenses	639,051	674,944
General and administrative expenses	503,049	329,657
Research and development	-	180,000
Corporate overhead	302,248	502,496
Depreciation and amortization	89,256	58,619
Gain on sale of fixed assets	(4,176)	-
Total operating expenses	1,529,428	1,745,716
Operating Loss	(443,438)	(948,999)
Other Expenses
Interest expense, net	110,034	58,864
Amortization of debt discount and financing costs	224,755	305,170
Change in fair value of warrants	(21,557)	(77,843)
Total Other Expense, net	313,232	286,191
Net loss	$(756,670)	$(1,235,190)
Weighted average number of shares outstanding	31,342,948	26,028,069
Basic and diluted (loss) per common share	$(0.02)	$(0.05)

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)
	2011	2010
Sales of equipment	$7,076,401	$7,290,872
Sales of service and parts	3,601,096	2,751,708
Net sales	10,677,497	10,042,580

Material cost and labor for equipment	5,824,345	5,996,363
Material cost and labor for service and parts	1,878,932	1,252,624
Total cost of sales	7,703,277	7,248,987
Gross profit	2,974,220	2,793,593
Operating expenses:
Selling and service expenses	1,886,236	1,871,002
General and administrative expenses	1,335,081	879,457
Research and development	194,238	225,000
Corporate overhead	1,027,041	1,279,541
Depreciation and amortization	260,557	173,771
Gain on sale of fixed assets	(4,176)	(9,233)
Total operating expenses	4,698,977	4,419,538
Operating Loss	(1,724,757)	(1,625,945)
Other Expenses
Interest expense, net	310,744	151,976
Amortization of debt discount and financing costs	948,836	700,667
Change in fair value of warrants	(294,605)	(77,843)
Total Other Expense, net	964,975	774,800
Net loss	$(2,689,732)	$(2,400,745)
Weighted average number of shares outstanding	30,898,219	21,574,008
Basic and diluted (loss) per common share	$(0.09)	$(0.11)

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)
	2011	2010
Operating activities:
Net loss	$(2,689,732)	$(2,400,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	207,403	350,290
Depreciation and amortization	260,557	173,771
Amortization of debt discount and financing costs	948,836	700,668
Stock and Stock Options for services	-	309,112
Change in fair value of warrants	(294,605)	(77,843)
Changes in operating assets and liabilities:
Accounts Receivables	212,270	(37,730)
Inventory	(61,932)	171,445
Other assets	31,142	(362,035)
Accounts payable	239,630	(68,739)
Accrued liabilities and customer deposits	484,193	283,803
Net cash (used) provided in operating activities	(662,239)	(958,003)

Investing activities:
Purchase of fixed assets	(32,148)	(76,507)
Asset purchased in business acquisitions	-	(80,000)
Proceeds from sales of fixed assets	5,640	13,716
Net cash used in investing activities	(26,508)	(142,791)

Financing activities:
Payment short term revolving line of credit	(992,558)	340,000
Proceeds provided by Convertible Debt	300,000	1,760,000
Net borrowings from Factoring Obligation	472,406	-
Proceeds from stock warrant exercised	2,250	2,750
Proceed of short term note	100,000	-
Payment of Notes Payable	(106,413)	(360,697)
Payment of financing costs		(130,500)
Cost associated with conversion of Preferred Stock	(270)	(3,690)
Net cash provided by financing activities	(224,585)	1,607,863
Increase (decrease) in cash and cash equivalents	(913,332)	507,069
Cash and cash equivalents, beginning of year	968,416	45,401
Cash and cash equivalents, end of period	$55,084	$552,470

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the “Company”) was incorporated on December 28, 2006 in the state of Nevada. On August 10, 2007, the Company changed its trading symbol to “TEWI” and is currently trading on the OTCBB.

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s preferred stock, plus a note payable to Stellar shareholders of $823,000. The Stellar shareholders also received 1,000,000 shares of Common Stock. Stellar sells onsite power generation equipment to commercial and industrial customers in the Midwest and Northeast, and provides service maintenance programs to support this equipment. Stellar is doing business as Titan Energy Systems, Inc. (“TES”).

On June 11, 2009, the Company through its wholly owned subsidiary, Grover Power, Inc., a Florida corporation (“GPI”), acquired certain assets and certain assumed liabilities of R.B. Grove, Inc.’s Industrial and Service Division related to sales and service of onsite power generation equipment. The purchase was effective June 1, 2009. The purchase price consisted of a cash payment of $214,827 and an $86,612 secured promissory note at 8% interest rate due November 11, 2010. The seller also received five year warrants to purchase 200,000 shares of the Company common stock at a price of $0.01 per share. The Company determined the fair value of these warrants to be $32,000.

On November 1, 2009, the Company acquired certain assets and assumed liabilities of a sales office for onsite power generation in New Jersey. This business had open orders at date of acquisition of approximately $3,000,000. The Company agreed to pay the owner $150,000. This sales office has been consolidated with the TES’s operations.

On January 1, 2010, the Company acquired the stock of Sustainable Solutions, Inc., (“SSI”) a company that performs energy audits, consulting and management services for industrial and commercial customers. The purchase price for this business was a stock option to purchase 200,000 shares of the Company’s common stock at $0.50 per share. We used the Black-Scholes method to value the stock option for this acquisition at $71,671. The asset of the business is a contract with a major utility company to perform energy assessments for the three year period from 2010 to 2012.

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

At September 30, 2011 and September 30, 2010, the Company had no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

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

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

Reclassifications

In 2010, the Company’s presentation of the Statement of Operations has been changed to reflect the shared-based compensation expenses and payments into the line items for sales and service expenses, research and development, general and administrative and corporate overhead.

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

Going Concern

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss for the nine months ended September 30, 2011 of $2,689,732. At September 30, 2011, the Company had an accumulated deficit of $32,619,458. In addition, the Company is in default on $341,855 of various notes. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

•
The Company has been posting significantly lower operating losses in recent months and Management believes the Company may achieve monthly positive EBITDA by the end of the year thereby reducing the need for additional capital.

•	Management is in the process of raising between $500,000 to $1,000,000 in capital through a private placement of common stock and warrants which is expected to be completed by December 31, 2011.
•	The Company has instituted cost-saving actions to reduce expenses by approximately $200,000 over the remainder of the year.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and nine months ended September 30, 2011 and 2010, the Company has entered into several non-cash transactions in order to provide financing for the Company and to conserve cash. The table below shows the transactions that occurred during the periods presented.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Stock warrants not subject to fair value	-	-	$125,000
Common stock issued for conversion of Series D Preferred Stock	$31,123	$192,072	$113,568	$3,101,227
Stock issued for the conversion of convertible debt		$138,879	$39,992	$331,343
Common stock issued for net share exercise of warrants		$32,000		$247,261
Stock option issued for purchase of SSI		-		$71,671

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

Interest paid for the three months ended September 30, 2011 and 2010 was $17,907 and $30,520, respectively. Interest payments for the nine months ended September 30, 2011 and 2010 were $66,015 and $69,796, respectively

Use of Estimates

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

For equipment sales, the Company recognizes revenue when the equipment has been delivered to the customer and the customer has taken title and risk of ownership for the equipment. For service and parts sales, the Company recognizes revenue when the parts have been installed and over the period in which the services are performed. The Company in some circumstances will require customers to make a down payment which is included in customer deposits and the revenue is deferred until work has been completed. The Company also has long-term maintenance agreements that the customer may elect to pay in advance. Revenue recognition on these contracts is based on the work performed.

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

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

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

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September 30, 2011 and December 31, 2010 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2007 and later remain subject to examination by the IRS and the respective states.

Loss per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of September 30, 2011 and 2010, the Company had potentially dilutive shares of 46,656,608 and 13,322,545 related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive.

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

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

Business Combinations

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure was effective for the Company’s first quarter of fiscal 2011. The adoption of ASU 2010-29 will require additional disclosure in the event of a business combination but will not have a material impact on the Company’s financial condition and results of operations during the three and nine months ended September 30, 2011.

Intangibles — Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, Intangibles- Goodwill and Other (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years that begin after December 15, 2010, which are fiscal 2011 for the Company. The adoption of this standard did not have a material impact on the Company’s results from operations and financial condition.

NOTE 2 – ACQUISITIONS

On November 1, 2010, the Company purchased certain assets and assumed certain liabilities of Stanza Systems, Inc., a software development company. This transaction required the approval of Stanza Systems, Inc.’s senior debt holders. The senior debt holders agreed to exchange their debt and accrued interest for 413,333 shares in the Company plus a contingent payment in the Company’s common stock. The Company will operate this business under the assumed name of Stanza Technologies (“Stanza”). If Stanza’s sales for 2011 or 2012 is $3,000,000 or greater the debt holders will receive $206,667 of value paid in Company’s shares. If Stanza’s sales are $5,000,000 or greater the debt holders will receive $413,334 of value paid in Company’s shares. The Company has valued the contingent consideration of $117,898 at December 31, 2010 under ASC 805 using a probability and discounted cash flow approach. At September 30, 2011, the Company has reviewed this discounted cash flow assumptions and concluded that no change in value of the contingent consideration is required.

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

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

The sales of Stanza included in the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 were $102,290 and $350,379, respectively. The operating losses for Stanza included in the Unaudited Condensed Consolidated Financial statements for the three and nine months ended September 30, 2011 were $(158,225) and $(545,615), respectively. The Company’s primary objective in this acquisition is to control the research and development of our state-of-the-art monitoring system. Stanza’s prior business was not focused on research and development, but only contract sales. Proforma financial information has not been presented as the impact would not be materially different from reported amounts.  The Research and Development expense included in the loss for the nine months ended September 30 was $194,238 and the total amount spent on this project as of September 30, 2011 was approximately $548,000.

On January 1, 2010, the Company also purchased the stock of Sustainable Solutions, Inc. (“SSI”). This company is engaged in energy audits, energy consulting and energy management services. The purchase price was 200,000 stock options of TEWI common stock with a strike price of $0.50. We used the Black-Scholes method to value this option resulting in a purchase price of $71,761. The only asset SSI had was a contract with a major utility to perform audits from 2010 to 2012. We used a discounted cash flow based on estimated audits to be performed to value the contract at $60,000. We will amortize this contract over three years. Sales for the three and nine months ended September 30, 2011 were $7,800 and $44,509. The operating loss for the three and nine months ended September 30, 2011 was $(4,377) and $(7,961), respectively. Proforma financial data is not provided since the impact would not be materially different than reported amounts.

NOTE 3 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	September 30.	December 31,
	2011	2010
Parts	$523,727	$499,738
Work in process	165,502	64,009
Finished Goods	156,891	220,441
Obsolescence Reserve	(101,175)	(91,175)
	$744,945	$693,013

NOTE 4 – CONVERTIBLE NOTES AND OTHER LOANS

The Company has primarily used Convertible Notes Payable to raise operating capital and has assumed certain debt in its acquisitions of other businesses. The following are the amounts outstanding for each issuance at June, 30 2011 and December 31, 2010:

	September 30.	December 31
	2011	2010
Convertible notes payable, bearing interest at 12%, due from January 2012 to April 2012	$1,550,000	$1,650,000
Convertible notes payable bearing interest 12%, due on demand,	100,000
Convertible notes payable, bearing interest at 12%, due on demand	175,000	175,000
Convertible notes payable, bearing interest at 10%, due November 2011 to March 2012	425,000	460,000
Convertible notes payable bearing interest at 10% due April 2012	300,000	-
Unamortized discount	(375,218)	(879,163)
Total Convertible Notes	$2,174,782	$1,405,837

Secured promissory note interest at 8% payable on demand	-	$86,612
Promissory note, bearing interest of 12%, due December 31, 2011	$100,000	-
Other Loans	66,855	86,665
Total Promissory Notes and Other Loans	$166,855	$173,277

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

At September 30, 2011 and December 31, 2010, the Company was in default on $175,000 of convertible notes payable which are accruing interest at the default rate of 12%. These note holders can demand payment in cash or elect to convert their note and accrued interest into common stock at the average bid price for five days preceding the conversion date. If they elect this option they will also receive ten stock warrants for every $1,000 of principal with a strike price of $0.01. In addition, at September 30, 2011 the Company is in default on two other notes totaling $66,855.

On September 26, 2011, the Company entered an extension agreement on convertible notes payable originally due May 2011 to November 2011to change the maturity date by 180 days and increase the interest rate to 12%. In addition these convertible notes were issued with 1,650,000 detachable warrants to purchase the Company’s common stock at $0.60 per share. The Notes were adjusted to reflect a change in conversion price from $0.30 to $0.12 a share and the warrants were adjusted to reflect a lowered exercise price of $0.15 per share. The maturity dates of two notes totaling $100,000 were not extended and are now in default. The Company accounted for this transaction by charging off any remaining values relative to the old terms and establishing an additional debt discount for the warrants of $68,286; the beneficial conversion feature has an intrinsic value of $258,333. These amounts will be amortized over the remaining terms of the convertible notes. The warrants have a round down provision and, as such, the warrants’ fair value is determined at each reporting period and any gain or loss is recognized through the statement of operations.

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

The secured promissory note payable was part of the consideration given to the Seller of the R.B. Grove, Inc. for assets purchased by GPI. This note was paid in full May 16, 2011.

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

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

The amount outstanding at September 30, 2011 was $472,406. The factoring fee for the three and nine months ended September 30, 2011 were $72,302 and $77,461, respectively. The interest expense on this Agreement for the three and nine months ended September 30, 2011 were $17,907 and $21,404.

NOTE 6-ACCURED LIABILITES

Accrued liabilities consist of the following:

	September 30	December 31
	2011	2010
Accrued Compensation	$521,419	$350,071
Accrued Interest	329,637	144,098
Common Stock warrants, at fair value	68,902	295,221
Purchase obligation on stock option, at fair value	250,000	375,000
Stanza payroll taxes including interest and penalties	308,547	311,570
Accrued costs on completed jobs	195,324	135,977
Accrued Sales Tax	131,550	9,822
Accrued other	17,212	27,417
	$1,822,591	$1,649,176

The amount listed as purchase obligation on stock option is a stock option that permits the holder to demand cash payment in lieu of exercising the option. The amount for Stanza payroll taxes including interest and penalties was assumed in the acquisition of Stanza. The payroll taxes are from June 2009 through September 2010. We have reached an agreement with the Internal Revenue Service to pay $4,011 per month beginning in May 2011 until paid in full.

NOTE 7 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reasons set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2011	2010	2011	2010
Income taxes at the statutory rate	$(257,268)	$(419,964)	$(914,509)	$(816,253)
Valuation Allowance	246,617	407,327	885,571	779,504
Permanent differences and other	10,651	12,637	28,938	36,749
Total income tax	$-	$-	$-	$-

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

The following presents the components of the Company’s total income tax provision:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Current expense	$-	$-	$-	$-
Deferred benefit	(246,617)	(407,327)	(885,571)	(779,504)
Change in valuation	246,617	407,327	885,571	779,504
Total	$-	$-	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of temporary differences giving rise to the Company’s deferred tax assets and liabilities for the three and six months ended June 30 are as follows:

Amortization	$679	$2,958	$10,071	$5,917
Non qualify stock option expense	23,228	39,603	70,517	79,206
Operating losses carry forward	5,095,381	4,026,302	5,548,085	4,152,842
Deferred Tax Liabilities
Warrants fair value income	(7,539)	(26,467)	(100,375)	(26,467)
Depreciation	(733)	(2,167)	(5,411)	(6,500)
Net deferred assets	5,110,226	4,040,229	5,523,096	4,204,998
Valuation Allowance	(5,110,226)	(4,040,229)	(5,523,096)	(4,204,998)
Total net deferred tax asset liability	$-	$-	$-	$-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized taxable income since its inception.

At September 30, 2011 the Company had consolidated federal net operating losses of $16,317,897.

 The expiration date of these net operating losses are as follows:

2019	$104,604
2020	654,454
2021	1,700,703
2022	72,209
2023	451,382
2024	262,795
2025	385,410
2026	911,684
2027	2,540,363
2028	1,543,573
2029	2,807,561
2030	2,795,006
2031	2,088,153
$16,317,897

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

NOTE 8 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of units consisting of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant together as a “Unit.” Each Unit was offered at $10,000. The holder of the Convertible Preferred Stock may convert, at any time and after 24 months of issuance, in whole or in part, into shares of the Company common stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of the Company common stock. Each Class A Warrant and Class B Warrant entitles the holder to purchase 3,333 shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

For the nine months ended September 30, 2011, investors holding Series D Preferred Stock elected to convert their holdings into the Company common stock using the Volume Weighted Average Price “VWAP” formula as provided for in the offering documents. A total of 24 shares of Series D Preferred Stock elected to convert into common stock receiving an aggregate of 810,569 shares of the Company common stock. The weighted average conversion price per share was $0.25. In addition, the Class A and Class B warrants were repriced based on conversion price multiplied by 120% and 140%, respectively.

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

During the nine months ended September 30, 2011, 7.5 shares of Series D Preferred Stock were converted in exchange for 150,000 shares of treasury stock.

 NOTE 10 – STOCK OPTIONS

The Company issued stock options to employees, consultants and to a note holder in settlement of an outstanding note during 2009 and 2010. There were no new options issued in the nine months ended September 30, 2011. These options were not issued under any plan that required stockholder approval. The Company believes that such stock options align the interest of its employees with the shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company common stock at the date of grant.  Options granted to consultants have a five year contractual term. The option granted to employees have from a 3 year contractual term to no expiration date, however we would expect that all options will be exercised within 10 years. All options issued are non-qualified options. There is one option totaling 1,000,000 shares that guarantees a minimum value of $0.25 a share and which represents the fair value and is recorded as accrued liability. For all other options the Company uses the Black-Scholes method to evaluate the value of the options. The expected volatility is computed based on a twelve month standard deviation of our month ended closing price. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at time of grant. Below are the parameters in determining the fair value of these options.

	2011	2010
Expected volatility	N/A	66%-113%
Weighted average volatility	N/A	75%
Vesting Periods (in years)	N/A	1.5-4
Expected term (in years)	N/A	2-5
Expected dividends	N/A	0%
Risk free rate	N/A	.5%-2.7%

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

The following is a table shows a summary of activity for the nine months ended September 30, 2011 and the year ended December 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Grant
		Exercise	Contractual	Date
	Shares	Price	Terms	Fair Value
Outstanding at January 1, 2010	7,045,000	$0.24	9	1,134,785
Granted	1,665,000	$0.57	9	$294,049
Exercised	-	-
Forfeited	(365,000)	$0.22
Outstanding at December 31, 2010	8,345,000	$0.31	9
Granted	-	-
Exercised	-	-
Forfeited	(435,000)	$0.33
Outstanding at September 30, 2011	7,910,000	$0.31	8
Excisable as of September 30, 2011	2,481,666	$0.27	6

As of September 30, 2011, non-vested options totaled 5,428,334 shares. There is approximately $567,000 of unrecognized compensation and share-based expense arrangements that have been granted. These costs will be recognized over a weighted average period of 3 years. At September 30, 2011, the aggregate intrinsic value of stock options exercisable was $322,617.

NOTE 11 – COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2011, the Company issued 810,569 shares of common stock for the conversion of the Series D Preferred Stock. The Company also issued 239,956 shares for the conversion of $35,000 Convertible Notes and accrued interest of $4,993.

During the year ended December 31, 2010, the Company issued common stock for the following transactions:

•	The Company issued 50,000 shares of common stock to an investor relations firm as part of compensation for services.

•	The Company issued 6,802,044 shares of common stock for the conversion of the Series D Preferred Stock.

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

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

NOTE 12 - COMMON STOCK WARRANTS

There were no warrants issued or exercised during the three months ended September 30, 2011. The total number of warrants issued for the year ended December 31, 2010, was 5,889,661. Also in the year ended December 31, 2010 5,163,715 warrants were exercised. The following table shows the warrants outstanding at September 30, 2011:

Number of		Exercise	Expiration
Warrants	Purpose	Price range	Date
200,000	Acquisition of Grove Power, Inc.	$0.01	Jun-14
293,536	Broker warrants on debt Offerings	$0.10-$0.625	Dec 12-Jan-13
920,000	Convertible Debt Offering 2009/2010	$0.25	Dec-14 - Mar 15
847,500	Debt Offering 2006	$0.35	Jan-12
553,800	Debt offerinqg 2007	$0.50	April-July-12
1,650,000	Convertible Debt Offering 2010	$0.15	Dec-15 - May-16
158,000	Debt Offering 2007	$0.75	Dec-12
1,466,529	Converted Preferred D Class A	$0.18 -$0.89	Jun-13
1,466,529	Converted Preferred D Class B	$0.21-$0.99	Jan-13
1,279,882	Unconverted Preferred D Class A	$1.20	Jan-13
1,279,882	Unconverted Preferred D Class B	$1.40	Jan-13
777,135	Broker warrants on Preferred D	$1.25	Jan-13

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

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

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

1.
Common Stock Warrants – are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term. The following were the assumptions used to compute the fair value:

	September 30,	December 31,
	2011	2010
Common stock price	$0.13	$0.32
Volatility	49.8%	62.1%
Interest rate	0.11%	0.29%
Remaining Terms	4.25 yrs	4.25 yrs

2.
Purchase obligation of a stock option – represents the value of the purchase obligation to buyback these options at any time prior to January 1, 2012. The agreement is for 1,000,000 options with a guarantee buy back provision at $0.25, which is also the exercise price.

3.
Contingent Consideration was determined under ASC 805 using a probability and discounted cash flow approach. The probability was determined to be 0% of achieving the revenue level in year 1 and 25% in year 2. The assumptions are reviewed quarterly to determine if an adjustment is required.

The following table summarizes the financial instruments measured at fair value in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2011:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total
Liabilities
Common stock warrants			$68,902	$68,902
Purchase obligations for stock option			$250,000	$250,000
Contingent consideration from the acquisition of Stanza			$117,898	$117,898
Total			$436,800	$436,800

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2010:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total
Liabilities
Common stock warrants			$295,221	$295,221
Purchase obligations for stock option			$375,000	$375,000
Contingent consideration from the acquisition of Stanza			$117,898	$117,898
Total			$788,119	$788,119

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Level 3
Liabilities
Fair Value
Balance at December 31, 2010	$788,119
Change in fair vale recorded in other expense	(294,605)
Fair value for change in terms of warrants	68,286
Expiration of purchase obligation recorded in additional paid in capital	(125,000)
Balance at September 30, 2011	$436,800

 NOTE-14 SEGMENT DATA

Our operating segments represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We conduct our operations through two operating segments: Power Distribution and Energy Service. Our reportable segments are strategic business units that offer different products and services and serve different customers. Power Distribution consists of the sale of equipment for emergency and standby power equipment and renewable energy solutions. Energy Services consist of the sale of maintenance and service programs, interruptible rate program, monitoring program and energy audits.

Summarized financial information concerning our reportable segments is shown in the following tables Unallocated cost amounts include corporate overhead, research and development. Other expense which, for purposes of evaluating the operations of our segments, is not allocated to our segment activities. Total asset amounts exclude intercompany receivable balances eliminated in consolidation.  The Unallocated Costs for assets includes cash, goodwill and in-process research and development. Customer lists and other intangibles are allocated to their segments.

For the Nine Months Ended September 30, 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$7,076,401	$3,601,096		$10,677,497
Cost of Sales	5,824,345	1,878,932		7,703,277
Gross profit	1,252,056	1,722,164		2,974,220

Operating Expenses:
Selling and service expenses	909,824	976,412		1,886,236
General and administrative expenses	472,258	862,823		1,335,081
Depreciation & Amortization	78,903	178,740	2,914	260,557
Research and Development	-	-	194,238	194,238
Corporate overhead	-	-	1,027,041	1,027,041
Gain or loss on sale of fixed assets		(5,520)	1,344	(4,176)
Operating Expense	1,460,985	2,012,455	1,225,537	4,698.977
Operating Income (Loss)	(208,929)	(290,291)	(1,225,537)	(1,724,757)

Other Expenses
Interest expense, net	-	-	310,744	310,744
Amortization of debt discount and financing costs			948,836	948,836
Fair value of warrants			(294,605)	(294,605)
Total Other Expense, net	-	-	964,975	964,975

Net Loss	$(208,929)	$(290,291)	$(2,190,512)	$(2,639,732)

Total assets	$2,224,116	$2,232,318	$1,448,521	$5,904,955

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2010
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$7,290,872	$2,751,708		$10,042,580
Cost of Sales	5,996,363	1,252,624		7,248,987
Gross profit	1,294,509	1,499,084		2,793,593

Operating Expenses:
Selling and service expenses	910,827	960,175		1,871,002
General and administrative expenses	420,922	458,535		879,457
Depreciation & Amortization	65,511	105,541	2,719	173,771
Research and Development	-	-	225,000	225,000
Corporate overhead	-	-	1,279,541	1,279,541
Gain on sale of fixed assets		(9,233)	-	(9,233)
Operating Expense	1,397,260	1,515,018	1,507,260	4,419,538
Operating Income (Loss)	(102,751)	(15,934)	(1,507,260)	(1,625,945)
Other Expenses
Interest expense, net			151,976	151,976
Amortization of debt discount and financing costs			700,667	700,667
Fair value of adjustment for warrants			(77,843)	(77,843)
Total Other Expense, net	-	-	774,800	774,800
Net Income (Loss)	$(102,751)	$(15,934)	$(2,282,060)	$(2,400,745)
Total Assets	$2,152,582	$1,540,702	$2,026,068	$5,719,352

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

The segment data for the three months ended September 30, 2011 and 2010 are summarized below

For the Three Months Ended September 30, 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$2,344,206	$1,315,656		$3,659,862
Cost of Sales	1,934,771	639,101		2,573,872
Gross profit	409,435	676,555		1,085,990

Operating Expenses:
Selling and service expenses	281,588	357,463		639,051
General and administrative expenses	194,726	308,323		503,049
Depreciation & Amortization	29,315	58,953	988	89,256
Corporate overhead	-	-	302,248	302,248
Gain or loss on fixed asset	-	(4,176)	-	(4,176)
Operating Expense	505,629	720,563	303,236	1,529,428
Operating Income (Loss)	(96,194)	(44,008)	(303,236)	(443,438)

Other Expenses
Interest expense, net	-	-	110,034	110,034
Amortization of debt discount and financing costs			224,755	224,755
Fair value adjustment for warrants			(21,557)	(21,557)
Total Other Expense, net	-	-	313,232	313,232
Net Loss	$(96,194)	$(44,008)	$(616,468)	$(756,670)
Total assets	$2,224,116	$2,232,318	$1,448,521	$5,904,955

For the Three Months Ended September 30, 2010
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$2,103,029	$920,086		$3,023,115
Cost of Sales	1,785,006	441,392		2,226,398
Gross profit	318,023	478,694		796,717

Operating Expenses:
Selling and service expenses	353,952	320,992		674,944
General and administrative expenses	152,113	177,544		329,657
Depreciation & Amortization	25,071	32,642	906	58,619
Research and Development	-	-	180,000	180,000
Corporate overhead	-	-	502,496	502,496
Operating Expense	531,136	531,178	683,402	1,745,716
Operating Income (Loss)	(213,113)	(52,484)	(683,402)	(948,999)
Other Expenses
Interest expense, net			58,864	58,864
Amortization of debt discount and financing costs			305,170	305,170
Fair value adjustment for warrants			(77,843)	(77,843)
Total Other Expense, net	-	-	286,191	286,191
Net Income (Loss)	$(213,113)	$(52,484)	$(969,593)	$(1,235,190)
Total Assets	$2,152,582	$1,540,702	$2,026,068	$5,719,352

NOTE 15– SUBSEQUENT EVENT

The Company has performed a review of events subsequent to the balance sheet date no matters require disclosure.

Titan Energy Worldwide, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

Contrary to the rules of the Securities and Exchange Commission, the Company's Condensed Consolidated Financial Statements included in this filing have not been reviewed by an independent accountant with professional standards for conducting such reviews. The review was not completed due to the cost and availability of cash required to pay past due fees owed to our independent accountant. The Company believes this is a temporary situation and will request the independent accountants to complete the review when our liquidity position improves and we have completed a payment arrangement. Upon the completion of the review of the Company's Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2011, we will amend this filing. In the opinion of Management, the information contained within is accurate and these interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable rules and regulations of the Securities and Exchange Commission.

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

Titan Energy Worldwide, Inc.

In 2010, we acquired Sustainable Solutions, Inc (“SSI”), which is engaged in the energy audits, energy consulting and energy management services in the Midwest region.

In 2010, we acquired certain assets and assumed certain liabilities Stanza Systems, Inc, which gave us a software development company experienced in smart grid and utility operations with developed network communications software that we plan to utilize in our business. This business is operating as dba Stanza Technologies, Inc. (“Stanza”).

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Sales

Sales for the three months ended September 30, 2011 were $3,659,862 compared to $3,023,115 for the three months ended September 30, 2010. The following table summarizes our sale by their segments:

	Power	Energy
	Distribution	Services
2011	$2,344,206	$1,315,656
2010	2,103,029	920,086
Increase (decrease)	$241,177	$395,570
Percent Increase	11%	43%

The increase in sales in the Power Distribution segment is primarily attributable to approximately $465,000 in increased sales out of our Midwest sales office compared to the same quarter in 2010. Sales in the New York office were approximately the same level as last year. This increase was partially offset by lower sales from our Florida office which decreased by $200,000. The higher sales in 2010 for our Florida office were attributable to one very large job for a pharmaceutical company obtained that year. The backlog for the Power Distribution segment was approximately $4.4 million at September 30, 2011 which is lower than last quarter and an indicator of the seasonal decrease in sales the Company often experiences during the winter months.

The increase in our Energy Services segment sales is partially attributable to the impact of a full quarter of Stanza contract sales totaling approximately $102,000. The increase in service sales without the effect of Stanza is over 31%. This is the highest service sales in our history and is partially attributable to increased sales to a national account of approximately $90,000 in the quarter. The Midwest sales for normal service and preventive maintenance was very strong for the quarter with revenues of approximately $800,000 excluding national accounts, which is $100,000 higher than the past two quarters

Cost of Sales

Cost of sales was $2,573,872 for the three months ended September 30, 2011 compared to $2,226,398 for the three months ended September 30, 2010:

	Power	Energy
	Distribution	Services
2011	$1,934,771	$639,101
2010	$1,785,006	$441,392
Increase (decrease)	$149,765	$197,709
Percent of Sales
2011	83%	49%
2010	85%	48%

The higher cost of sales in the Power Distribution segment is attributable to higher sales volume of $241,000. The cost of sales as a percentage of sales is slightly higher than the first two quarters of this year, which was caused by higher sales in Midwest region which have lower margins on average compared to our Florida and New York operations.

Titan Energy Worldwide, Inc.

The higher cost of sales in the Energy Service segment is attributable to Stanza’s managed service contracts which account for approximately $61,000 of this increase.  For the third quarter of 2011, our generator service business cost of sales has been increasing and is partially attributable to an increase in business from our national accounts which have lower profit margins due to the need to outsource service work in areas where the Company does not have technicians, and lower margins in Florida which is a more competitive market place for our products and services.

Selling and Service Expenses

Sales and services expenses include all sales and service personnel, benefits related to these personnel and other costs in support of these functions. Sales and Service expenses were $639,051 for the three months ended September 30, 2011, compared to $674,944 for the three months ended September 30, 2010. The following table summarizes the costs in this category:

	Power	Energy
2011	Distribution	Services
Payroll related costs	$253,448	$276,607
Shared based compensation	10,098	13,845
Other	18,042	67,011
Total	$281,588	$357,463
2010
Payroll related cost	$256,474	$245,998
Shared based compensation	70,339	18,838
Other	27,139	56,156
Total	$353,952	$320,992

Increase (decrease)	$(72,364)	$36,471
Percent of Sales
2011	12%	27%
2010	17%	35%

The decrease in our costs in the Power Distribution segment is primarily attributable to lower share based compensation 2011 as in 2010, the Company recognized the value of a guaranteed stock option over its vesting period.  The increase in the Energy Service segments is attributable to approximately $19,000 in payroll related costs to support the sales effort of the Stanza managed contracts. The reduction in the percentage of sales is partially due to increased efficiencies and lower staffing requirements, we achieved in managing service accounts especially for our national customers. Beginning in the second quarter of 2011, we implemented a number of cost saving actions which reduced our total selling and service expenses by approximately $32,500 compared to the first quarter of 2011 adjusted for the increase in Stanza employees.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each segment’s management, accounting, facilities and office functions. General and administrative expenses were $503,049 for the three months ended September 30, 2011, compared to $329,657 for the three months ended September 30, 2010. The following table summarizes the costs in this category:

Titan Energy Worldwide, Inc.

	Power	Energy
2011	Distribution	Services
Payroll related costs	$19,543	$110,205
Shared based compensation	2,806	16,934
Facilities	61,303	83,653
Factoring fees	55,738	16,615
Other	48,272	87,980
Total	$187,662	$315,387
2010
Payroll related cost	$54,933	$49,966
Shared based compensation	3,239	3,239
Facilities	39,406	51,632
Other	54,535	72,707
Total	$152,113	$177,544

Increase	$35,549	$137,843

 The major cause for the increase in the Energy Service segment’s costs is attributable to the acquisition of Stanza on November 1, 2010. Stanza added $82,000 to our payroll related costs, $14,100 in share based compensation, $32,000 in facility costs and $32,000 in legal fees and penalties associated with Stanza related IRS back payroll taxes and consulting services. The payroll related cost includes the Company’s Chief Technology Officer’s salary and benefits.

The increase in our Power Distribution facility costs is attributable to new offices in Florida and New York/ New Jersey. The increase in our Power Distribution segment’s other costs is attributable to higher travel, leased equipment and office supplies associated with the new offices. The costs associated with the collection of our receivable factoring fee began in June 2011: without this cost the Power Distribution segment cost would have decreased by $20,000. Beginning in the second quarter of 2011, the Company reduced payroll related costs in this category through reduced pay and consolidation of positions which resulted in an approximately $23,000 reduction as compared to the first quarter of 2011.

Research and Development

We entered into a contract in September 2010 with Stanza Systems, Inc. to enhance our monitoring system so as to provide better information to our customers on the condition and operations of their onsite power generation equipment.  This program is designed to further our efforts to provide a more automated and cost effective management service for on-site power generation as well as provide a broader level of service to fleets of generators dispersed over wide geographical locations.  Furthermore, the Stanza system assists us in entering the demand response market, which is part of our business strategy.  We acquired Stanza on November 1, 2010. To bring this program in house and to better control the research and development activities. The expense for this research and development for the three months ended September 30, 2011 was zero compared to $225,000 in the three months ended September 30, 2010. During the second quarter of 2011, the Company has introduced this product after successful feasibility testing which was completed in April 2011. There was no reduction in personnel as these individuals were reassigned to sales or administration.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the three months ended September 30, 2011 was $302,248 as compared to $502,496 for the three months ended September 30, 2010. The following table shows the costs related to corporate activities:

	2011	2010
Payroll related activates	$181,362	$160,299
Stock Compensation	24,636	21,676
Professional Fees	63,299	81,653
Shared based payments for professional services	-	105,983
Travel	12,521	79,992
Other	20,430	52,893
Total	$302,248	$502,496

Titan Energy Worldwide, Inc.

Our payroll was higher because we have accrued an additional $42,000 related to the severance package awarded to our former Chief Operating Officer. If this position is not replaced the quarterly savings will be $30,000 starting in the fourth quarter.  The Company’s senior executives have taken significant pay cuts which reduced the payroll amount by $31,000 as compared to the first quarter of 2011. We incurred lower professional fees of approximately $18,000 in the three months ended September 30, 2011 which is attributable to a decrease in fund raising consulting fees, offset by higher accounting fees. The decrease in business travel in the three months ended September 30, 2011 is associated with a decrease in our fund raising activities which began in the second quarter of 2010. Business travel costs were $75,000 lower than the first quarter of 2011. In 2010, the Company issued stock and stock options to legal and investor relations professionals, although we may elect to offer this type of compensation in the future, presently we have no such commitments. These costs are non-cash charges and are based on actual stock price at the time of payment for stock issued or grant date for stock options through the Black-Scholes calculations.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. Expenses for the three months ended September 30, 2011 were $89,256 compared to $58,619 in the three months ended September 30, 2010. The higher costs were due to the full quarter effect of the acquisition of Stanza which added $29,000 of additional depreciation and amortization. This amount includes amortization of our new monitoring software package. We are amortizing this package over a 10-year life which was the basis for its evaluation at acquisition date.

Other Expenses

The following table below summarizes the items in this category for the three months ended September 30:

	2011	2010
Interest expense, net	$110,034	$58,864
Amortization of debt discount	195,118	283,450
Amortization of deferred financing costs	29,637	21,720
Fair value of warrants	(21,557)	(77,843)
Total	$313,232	$286,191

The higher interest expense is related to the Company’s higher debt level for the three months ended September 30 2011. The Company had an average debt level for the three months ended September 30, 2011 and 2010 of $2.7 million and $1.8 million, respectively. Our convertible debt has warrants and beneficial conversion features which are accounted for in accordance with ASC 470, which requires us to determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At the end of the quarter, we changed the terms of our convertible debt which required us to charge off the unamortized portion related to the original valuation of the warrants and beneficial conversion feature. This resulted in an additional charge of $18,500.  The changes in the terms of these notes results in a new value to be assigned to the warrants and the beneficial conversion rate which will be amortized to expense over the extension period. The warrants have a value of $68,286 and the beneficial conversion feature is $258,333. Although this is a large expense it is important to note that it does not impact our cash flow. The warrants must be measured at fair value in each reporting period. The lower in amount of gain in 2011 was due to a smaller decline in our stock value compared to the value at June 30, 2011. The deferred financing costs represent fees and commissions paid to brokers or individuals that helped us raise debt or equity. The fees are amortized over the life of the debt. Higher fees are due to the higher debt outstanding.

Titan Energy Worldwide, Inc.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Sales

Sales for the nine months ended September 30, 2011 were $10,677,497 compared to $10,042,580 for the nine months ended September 30, 2010. The following table summarizes our sale by their segments:

	Power	Energy
	Distribution	Services
2011	$7,076,401	$3,601,096
2010	7,290,872	2,751,708
Increase (Decrease)	$(214,471)	$849,388
Percent Increase (Decrease)	(3)%	31%

The Company has been focusing on our generator service business, which provides higher margin and recurring revenues. The increase in service sales is also attributable to sales of approximately $304,000 to a new national account for the nine months ended September 30, 2011. The increase in our Energy Services segment sales is partially attributable to Stanza contract sales totaling approximately $350,000. The remainder of the increase is due to our normal service and preventive maintenance programs which are higher margin based on multi-year contracts.

The decrease in sales in the Power Distribution segment is attributable to the general economic downturn in our geographic areas. Sales at all our offices are down slightly from their totals for nine months ended September 30, 2010. Based on our backlogs we are not expecting the fourth quarter to change this trend. We believe that results will improve in 2012 over our 2011 results.

Cost of Sales

Cost of sales was $7,703,277 for the nine months ended September 30, 2011 compared to $7,248,987 for the nine months ended September 30, 2010:

	Power	Energy
	Distribution	Services
2011	$5,824,345	$1,878,932
2010	$5,996,363	$1,252,624
Increase (Decrease)	$(172,018)	626,308
Percent of Sales
2011	82%	52%
2010	82%	46%

The lower cost of sales in the Power Distribution segment was attributable to lower sales volume as explained above.  The cost of sales as a percentage of total sales is consistent with last year. The gross margin on Power Distribution sales range from 14% to 20%. Our sales force incentive programs are structured to sell at higher margins as their commissions are based on the percentage of gross margin over 14%.

The higher cost of sales in the Energy Service segment is largely attributable to a Stanza managed service contract which accounted for approximately $160,000 of this increase which we acquired in November 1, 2010. Another factor is the national account program, which has lower margins then our standard generator service programs.  The year to date cost of sales on our national program was 85%; however, for the latest three month period the cost of sales percentage was 80%. As this program grows we believe we will achieve higher margins though familization of servicing procedures. We continue to have lower margins with GPI service and are looking at implementing measures to remedy this in future quarters through implementing similar procedures as used in our Minnesota office.

Titan Energy Worldwide, Inc.

Selling and Service Expenses

Sales and service expenses includes all of sales and service personnel, benefits related to these personnel, and other costs in support of these functions. The Selling and Service expenses were $1,886,236 for the nine months ended September 30, 2011, compared to $1,871,002 for the nine months ended September 30, 2010. The following table summarizes the costs in this category:

	Power	Energy
2011	Distribution	Services
Payroll related costs	$813,073	$752,305
Shared based compensation	31,648	42,536
Other	65,102	181,571
Total	$909,824	$976,412
2010
Payroll related cost	$625,943	$708,976
Shared based compensation	211,060	56,662
Other	73,824	194,537
Total	$910,827	$960,175

Increase (Decrease)	$(1,003)	$16,237
Percent of Sales
2011	13%	27%
2010	12%	35%

The increase in costs was partially attributable to payroll related costs needed to add sales personnel and to expand our sales efforts in key markets. Share based compensation was lower for Power Distribution in 2011 as in 2010 the Company recognized the value of a guaranteed stock option over its vesting period.  The increase in the Energy Service payroll related costs was primarily due to an increase in support staff in the second half of 2010 and additional sales support for the Stanza business in third quarter of 2011. As noted in the second quarter discussion above, due to the implementation of several cost saving actions, we believe that costs in this area will show significant reduction in 2012. The reduction in percentage of sales in the Energy Service segment was the result of higher sales volume with a national account.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facilities and office functions which we can allocate to our segments. General and administrative expenses were $1,335,081 for the nine months ended September 30, 2011, compared to $879,457 for the nine months ended September 30, 2010. The following table summarizes the areas of costs in this category:

	Power	Energy
2011	Distribution	Services
Payroll related costs	$66,010	$356,657
Shared based compensation	8,405	22,603
Facilities	176,238	239,219
Factoring Fees	59,288	16,830
Other	162,317	227.514
Total	$472,258	$862,823
2010
Payroll related cost	$164,098	129,573
Shared based compensation	8,770	8,770
Facilities	111,691	148,433
Other	136,364	171,759
Total	$420,922	$458,535

Increase	$51,336	$404,288

Titan Energy Worldwide, Inc.

The major cause for the increase in the Energy Service costs is attributable to the acquisition of Stanza on November 1, 2010. Stanza added $237,000 to our payroll related costs, $92,000 in facility costs and $82,000 in other costs for insurance, consulting. legal fees and penalties associated with the Stanza-related IRS back payroll taxes. The payroll related cost included the Company’s Chief Technology Officer’s salary and benefits. The increase in Power Distribution facility costs was attributable to new offices in Florida and New York/ New Jersey.  The decrease in Power Distribution payroll related costs is attributable to transfer of the Vice President of Business Development Manager to Corporate Overhead. Also included in 2011 costs are the factoring fees paid to financial institution for collections of our receivables.

Research and Development

We entered into a contract in September 2010 with Stanza Systems, Inc. to enhance our monitoring system and to be able to provide better information to our customers on the condition and operations of their onsite power generation equipment.  This program is designed to further our efforts to provide a more automated and cost effective management service for on-site power generation as well as provide a broader level of service to fleets of generators dispersed over wide geographical locations.  Furthermore, the Stanza system assists us in entering the demand response market, which is part of our business strategy. The expense for this research and development for the nine months ended September 30, 2011 was $194,238 compared to $225,000 in nine months ended September 30, 2010. The lower costs were attributable to the completion of this project in April of 2011.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the nine months ended September 30, 2011 was $1,027,041 as compared to $1,279,411 for the nine months ended September 30, 2010. The following table shows the costs related to corporate activities:

	2011	2010
Payroll related activates	$521,441	$431,172
Stock Compensation	73,955	65,028
Professional Fees	237,362	231,186
Shared based payments for professional services	-	309,112
Travel	126,865	196,025
Other	67,418	47,019
Total	$1,027,041	$1,279,541

Our payroll related costs are higher because we moved the General Manager of the Midwest Office to Vice President for Business Development in the fall of 2010 and the accrual of severance pay of $42,000 for our former Chief Operating Officer.  In 2010, the Company issued stock and stock options associated with our legal and investor relations professionals. Although we may elect to offer this type of compensation, presently we have no commitments. These costs are non-cash charges and are based on actual stock price at the time of payment for stock issued or the grant date for stock options based on the Black-Scholes calculations.  The lower cost in travel is attributable to reduced fund raising activities in 2011.

Titan Energy Worldwide, Inc.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the nine months ended September 30, 2011 was $260,557 compared to $173,771 in the nine months ended September 30, 2010. The higher costs were due to the effect of the acquisition of Stanza which added $78,500 of additional depreciation and amortization. This amount included amortization related to our new monitoring software package. We are amortizing this package over a 10-year life which is the basis for its evaluation at acquisition date. The remainder of the increase is related to outfitting the new offices in Florida and New Jersey.

Other Expenses

The following table summarizes the items in this category for the nine months ended September 30:

	2011	2010
Interest expense, net	$310,744	$151,976
Amortization of debt discount	834,565	646,291
Amortization of deferred financing costs	114,271	54,376
Fair value of warrants	(294,605)	(77,843)
Total	$964,975	$774,800

The higher interest expense is related an increase in the Company’s debt level and higher interest rates in 2011. Our convertible debt has warrants and beneficial conversion features which were accounted for in accordance with ASC 470, whereas we must determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At the end of the quarter, we changed the terms of our convertible debt which required us to charge off the unamortized portion related to the original valuation of the warrants and beneficial conversion features. This resulted in an additional charge of $18,500.  The changes in the terms of these note resulted in a new value to be assign to the warrants and the beneficial conversion rate which will be amortized to expense over the extension period. The warrants have a value of $68,286 and the beneficial conversion feature is $258,333. Although this was a large expense it is important to note that it does not impact our cash flow. The warrants must be measured at fair value each reporting period for adjusting the fair value of the warrants. Since our stock price has continued to decline the adjustment for 2011 is greater. The deferred financing costs represents fees and commissions paid to brokers or individuals that helped us raise debt or equity. The fees are amortized over the life of the debt. The higher fees are due to the higher debt outstanding.

Liquidity and Capital Resources

The Company incurred a net loss for the nine months ended September 30, 2011 of $2,689,732. At September 30, 2011 we had an accumulated deficit of $32,619,458. In addition, we are currently in default on notes payable of $341,855 of principal. We were able to extend by 180 days the original maturity date of the notes related to our bridge financing in 2010. We reduced the exercise price of the detachable warrants from $0.60 to $0.15 and changed the conversion feature from $0.30 to $0.12. The accounting for this transaction is described in Note 5. We believe that this provides sufficient time to raise capital and the majority of these note holders would convert into equity and not require a repayment. However, without a capital infusion the Company will be in default on these notes. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company raised $300,000 in convertible debt which is due in April of 2012 and $100,000 in the form of a short term promissory note which was due September 13, 2011, but has been extended to December 31, 2011. The Company has instituted cost savings actions beginning in the second quarter of 2011 to reduce our out flow of cash. The actual savings in the second and third quarters was approximately $375,000. The Company estimates that cost savings in the fourth quarter will be approximately $200,000. These actions are the result of pay cuts and consolidation of positions. The Company is considering further reduction by reorganizing, selling or closing the parts of the Company that are unprofitable. Management is also currently in the process of trying to raise between $500,000 and $1 million although there can be no assurance that any additional funds will be raised.

Titan Energy Worldwide, Inc.

During the nine months ended September 30, 2011, cash used by operations was a cash outflow of $662,148. This amount is lower by approximately $400,000 than the balance at June 30, 2011. The reduction was achieved through not paying certain employees and structuring payment plans for various vendors. The Company is having difficulty in paying their vendors in a timely fashion. At September 30, 2011 our accounts payable and accrued liabilities that will settle through cash payments total $3.4 million including approximately $600,000 of accounts payable over 60 days past due and our liquid asset were $2.2 million.  We have only used cash for investing activities of $26,000 primarily for furnishing the Company’s offices.  We paid off our bank revolving credit line and loans totaling $1,012,359 through our factoring agreement and the convertible debt raise in the second quarter. We also paid off a note that was in default of $86,612.

Major cash out flow resulted from our research and development activities in which we provided $284,000 to Stanza in the nine months ended September 30, 2011 for software development. In connection with the acquisition of Stanza we assumed a tax liability for back payroll taxes of $311,000 including interest and penalties. We reached an agreement with the IRS to pay $4,011 a month to settle this liability and the current balance is $308,500. We can no longer fund further development of this business and it has been reorganized to operate on its existing accounts and within its own cash flow, therefore many of its employees are owed back pay as there was not enough cash inflow to pay the payroll. We are in discussion with potential partner to help financially support us with Stanza business or acquire this subsidiary from Titan.

At September 30, 2011, we had $55,084 in cash and short-term investments. We believe that our current liquidity situation is temporary. The cost-reductions, limited capital expenditures, scaled down our research development expenses, factoring agreements and the success of new offering should provide sufficient cash to operate the business through the end of the year.

Additional Information

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented on a GAAP basis, we believe disclosing certain non- GAAP measures are useful information to our investors. These non-GAAP measures are not in accordance with, or alternative for, generally accepted accounting principles in the United States. For example, Management uses adjusted EBITDA as measure of operating performance and for internal planning and forecasting. Management believes that such measures help to indicate underlying trends in our business, are important in comparing our current results with prior period results and our useful to investors and financial analysts in assessing our operating performance.

The GAAP measure most comparable to adjusted EBITDA is GAAP net income (loss): reconciliation for adjusted EBITDA to GAAP net income (loss). The following is an explanation of non-GAAP, adjusted EBITDA that we utilize, including the adjustments that management exclude as part of the adjusted EBITDA measures for the nine months ended September 30, 2011 and 2010, respectively, as well as reasons for excluding individual items.

•
Management defines adjusted EBITDA as net income (loss), excluding depreciation, amortization, stock based compensation, interest, income taxes (benefit) and other income and expenses. Adjusted EBITDA also eliminates items that do not require cash outlays, such as warrants and beneficial conversion features from issuing convertible securities which are treated as debt discounts and amortized to expenses; fair value adjustment for warrants which is dependent on current stock price, volatility, term and interest rate which are factors that are not easily controlled; and amortization expense related to acquisition-related assets, which us based on our estimate of the useful life of tangible and intangible assets.  These estimates could vary from the actual performance of the asset, are based on the value determined on acquisition date and may not be indicative of current or future capital expenditures.

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

Titan Energy Worldwide, Inc.

Adjusted EBITDA was negative $1,371,128 and negative $847,207 for the nine months ended September 30, 2011 and 2010, respectively. The reconciliation of adjusted EBITDA to net loss is set forth below:

	Nine Months Ended September 30,
	2011	2010
Net loss	$(2,689,792)	$(2,400,745)
Add back:
Depreciation and amortization	260.557	173,711
Stock Based Compensation	207,403	659,401
Interest	310,744	151.976
Amortization of debt discount	834,565	646,291
Fair value adjustment on warrants	(294,605)	(77.843)
Adjusted EBITDA	$(1,371,128)	$(847,207)

Adjusted EBITDA was negative $315,500 and negative $688,768 for the three months ended September 30, 2011 and 2010, respectively. The negative adjusted EBITDA for the quarter ended September 30, 2011 is the lowest quarterly amount of 2011. The reconciliation of adjusted EBITDA to net loss is set forth below:

	Three Months Ended September 30,
	2011	2010
Net loss	$(756,670)	$(1,235,190)
Add back:
Depreciation and amortization	89,256	58,619
Stock Based Compensation	68,319	223,314
Interest	110,034	58.864
Amortization of debt discount	195,118	283,450
Fair value adjustment on warrants	(21,557)	(77,843)
Adjusted EBITDA	$(315,500)	$(688,768)

Off-Balance Sheet Arrangements

 None.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Titan Energy Worldwide, Inc.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Titan Energy Worldwide, Inc.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

None

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

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

TITAN ENERGY WORLDWIDE, INC.

Dated: November 14, 2011	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer

Dated: November 14, 2011	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

Titan Energy Worldwide, Inc.

EXHIBIT INDEX

Exhibit No.	Description
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