Form 10-Q/A
period 2011-09-30
Titan Energy Worldwide, Inc.
filed 2011-12-29
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted such filing requirements for the past 90 days. Yes No ☒

pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

As of December 16, 2011, the issuer had 31,472,127 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our quarterly report on Form 10-Q for the quarter ended September 30, 2011 and filed on November 14, 2011 (the “Original Report”) to include reviewed financial statements in accordance with Rule 8-03 of Regulation S-X. Our independent registered accounting firm has completed a review of our interim financial statements as required by the rules and regulation of the United States Securities and Exchange Commission. As the result of the review, the Company made a charge to Statements of Operations in the amount of $253,181 to properly record the accounting for note extensions as explained in Note 4. In the opinion of Management, the information contained within this report is accurate and these interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable rules and regulations of the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Titan Energy Worldwide, Inc.

We have reviewed the consolidated condensed balance sheet of Titan Energy Worldwide, Inc. and Subsidiaries (the “Company”) as of September 30, 2011, and the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Titan Energy Worldwide, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders equity (deficit), and cash flows for the years then ended (not presented herein); and in our report dated April 6, 2011, we expressed an unqualified opinion on those consolidated financial statements. Our report included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ UHY LLP
Farmington Hills, Michigan
December 29, 2011

ITEM 1.  Financial Statements
Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$55,084	$968,416
Accounts receivable less allowance for doubtful accounts	2,079,567	2,291,837
Inventory, net	744,945	693,013
Other current assets	173,353	279,397
Total current assets	3,052,949	4,232,663
Property and equipment, net	799,346	566,224
Customer and distribution lists, net	667,273	787,365
In-process research & development	-	341,136
Goodwill	1,351,695	1,351,695
Other assets	33,692	60,062
Total assets	$5,904,955	$7,339,145
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$2,657,579	$2,417,950
Accrued liabilities	2,069,486	1,649,176
Customer deposits and deferred revenue	230,561	265,222
Short- term credit facility	-	992,558
Factoring obligation	472,406	-
Notes payable - current portion	166,855	165,862
Current portion of convertible debt, net of discount	2,439,402	1,220,317
Total current liabilities	8,036,289	6,711,085
Notes payable, less current portion	-	7,405
Convertible debt, net of unamortized discount	-	185,520
Other long term liabilities	117,898	117,898
Total long –term liabilities	117,898	310,823
Total liabilities	8,154,187	7,021,908
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $.0001 par value, issued and outstanding 344 and 368, shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 31,472,127 and 30,371,522 shares, respectively	3,147	3,037
Treasury stock, at cost, held 1,550,000 and 1,700,000 shares, respectively	(775,000)	(850,000)
Additional paid-in capital	31,395,259	31,093,925
Accumulated deficit	(32,872,639)	(29.929,726)
Total stockholders’ equity (deficit)	(2,249,232)	317,237
Total liabilities and stockholders’ equity (deficit)	$5,904,955	$7,339,145

See accompanying notes to unaudited condensed consolidated financial statements.

 Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Sales of equipment	$2,344,206	$2,103,029
Sales of service and parts	1,315,656	920,086
Net sales	3,659,862	3,023,115

Material cost and labor for equipment	1,934,771	1,785,006
Material cost and labor for service and parts	639,101	441,392
Total cost of sales	2,573,872	2,226,398
Gross profit	1,085,990	796,717
Operating expenses:
Selling and service expenses	639,051	674,944
General and administrative expenses	503,049	329,657
Research and development	-	180,000
Corporate overhead	302,248	502,496
Depreciation and amortization	89,256	58,619
Gain on sale of fixed assets	(4,176)
Total operating expenses	1,529,428	1,745,716
Operating Loss	(443,438)	(948,999)
Other Expenses
Interest expense, net	110,034	58,864
Amortization of debt discount and financing costs	224,755	305,170
Loss on modification of convertible debt	253,181	-
Change in fair value of warrants	(21,557)	(77,843)
Total Other Expense, net	566,413	286,191
Net loss	$(1,009,851)	$(1,235,190)
Weighted average number of shares outstanding	31,342,948	26,028,069
Basic and diluted (loss) per common share	(0.03)	$(0.05)

See accompanying notes to unaudited condensed consolidated financial statements.

 Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Sales of equipment	$7,076,401	$7,290,872
Sales of service and parts	3,601,096	2,751,708
Net sales	10,677,497	10,042,580

Material cost and labor for equipment	5,824,345	5,996,363
Material cost and labor for service and parts	1,878,932	1,252,624
Total cost of sales	7,703,277	7,248,987
Gross profit	2,974,220	2,793,593
Operating expenses:
Selling and service expenses	1,886,236	1,871,002
General and administrative expenses	1,335,081	879,457
Research and development	194,238	225,000
Corporate overhead	1,027,041	1,279,541
Depreciation and amortization	260,557	173,771
Gain on sale of fixed assets	(4,176)	(9,233)
Total operating expenses	4,698,977	4,419,538
Operating Loss	(1,724,757)	(1,625,945)
Other Expenses
Interest expense, net	310,744	151,976
Amortization of debt discount and financing costs	948,836	700,667
Loss on modification of convertible debt	253,181	-
Change in fair value of warrants	(294,605)	(77,843)
Total Other Expense, net	1,218,156	774,800
Net loss	$(2,942,913)	$(2,400,745)
Weighted average number of shares outstanding	30,898,219	21,574,008
Basic and diluted (loss) per common share	$(0.10)	$(0.11)

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Operating activities:
Net loss	$(2,942,913)	$(2,400,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	207,403	350,290
Depreciation and amortization	260,557	173,771
Amortization of debt discount and financing costs	948,836	700,668
Stock and Stock Options for services	-	309,112
Loss on modification of convertible debt	253,181	-
Change in fair value of warrants	(294,605)	(77,843)
Changes in operating assets and liabilities:
Accounts Receivables	212,270	(37,730)
Inventory	(61,932)	171,445
Other assets	31,142	(362,035)
Accounts payable	239,630	(68,739)
Accrued liabilities and customer deposits	484,193	283,803
Net cash used in operating activities	(662,239)	(958,003)

Investing activities:
Purchase of fixed assets	(32,148)	(76,507)
Asset purchased in business acquisitions	-	(80,000)
Proceeds from sales of fixed assets	5,640	13,716
Net cash used in investing activities	(26,508)	(142,791)

Financing activities:
Proceeds from (payment of) short term revolving line of credit	(992,558)	340,000
Proceeds provided by Convertible Debt	300,000	1,760,000
Net borrowings from Factoring Obligation	472,406	-
Proceeds from stock warrant exercised	2,250	2,750
Proceed of short term note	100,000	-
Payment of Notes Payable	(106,413)	(360,697)
Payment of financing costs	-	(130,500)
Cost associated with conversion of Preferred Stock	(270)	(3,690)
Net cash provided by (used in) financing activities	(224,585)	1,607,863
Increase (decrease) in cash and cash equivalents	(913,332)	507,069
Cash and cash equivalents, beginning of year	968,416	45,401
Cash and cash equivalents, end of period	$55,084	$552,470

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

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered for fair presentation have been included. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2010 on Form 10-K filed with SEC on April 6, 2011.

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

•	Management is in the process of raising between $500,000 to $1,000,000 in capital through a private placement of common stock and warrants which is expected to be completed by March 31, 2012.
•	The Company has instituted cost-saving actions to reduce expenses by approximately $200,000 over the remainder of the year.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and nine months ended September 30, 2011 and 2010, the Company has entered into several non-cash transactions in order to provide financing for the Company and to conserve cash. The table below shows the transactions that occurred during the periods presented.

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

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

Interest paid for the three months ended September 30, 2011 and 2010 was $17,907 and $30,520, respectively. Interest payments for the nine months ended September 30, 2011 and 2010 were $66,015 and $69,796, respectively.

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

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

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

We conducted our annual impairment test as of December 31, 2010. In order to complete the annual impairment test, we performed detailed analyses estimating the fair value of our reporting unit utilizing our forecast for the fiscal year ending December 31, 2011 with updated long-term growth assumptions. As a result of completing the first step, the fair value of the reporting units exceeded the carrying values, and as such the second step of the impairment test was not required. While management does not believe that there has been any impairment of goodwill during any interim period in 2011, it is reasonably possible that this estimate may change by a material amount within the next 12 months due to our need to raise additional capital. If we are unable to raise additional capital, our business may be adversely affected and any resulting change in our estimate of a report unit’s fair value may result in an impairment of goodwill.

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoveredor settled.  Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in  income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September 30, 2011 and December 31, 2010 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2008 and later remain subject to examination by the IRS and the respective states.

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

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements
Business Combinations

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combinationthat occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure was effective for the Company’s first quarter of fiscal 2011. The adoption of ASU 2010-29 will require additional disclosure in the event of a business combination but will not have a material impact on the Company’s financial condition and results of operations during the three and nine months ended September 30, 2011.

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

The sales of Stanza included in the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 were $102,290 and $350,379, respectively. The operating losses for Stanza included in the Unaudited Condensed Consolidated Financial statements for the three and nine months ended September 30, 2011 were $(162,124) and $(553,931), respectively. The Company’s primary objective in this acquisition is to control the research and development of our state-of-the-art monitoring system. Stanza’s prior business was not focused on research and development, but only contract sales. Proforma financial information has not been presented as the impact would not be materially different from reported amounts.  The Research and Development expense included in the loss for the nine months ended September 30 was $194,238 and the total amount spent on this project as of September 30, 2011 was approximately $548,000.

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

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

NOTE 4 – CONVERTIBLE NOTES AND OTHER LOANS

The Company has primarily used Convertible Notes Payable to raise operating capital and has assumed certain debt in its acquisitions of other businesses. The following are the amounts outstanding for each issuance at September 30, 2011 and December 31, 2010:

	September 30,		December 31,
	2011		2010
Convertible notes payable, bearing interest at 12%, due from January 2012 to April 2012	$1,550,000		$1,650,000
Convertible notes payable, bearing interest at 12%, due on demand	100,000
Convertible notes payable, bearing interest at 12%, due on demand	175,000		175,000
Convertible notes payable, bearing interest at 10%, due November 2011 to March 2012	425,000		460,000
Convertible notes payable, bearing interest at 10% due April 2012	300,000		-
Unamortized discount	(110,598,	)	(879,163)
Total Convertible Notes	$2,439,402		$1,405,837

Secured promissory note, bearing interest at 8% payable on demand	-		$86,612
Promissory note, bearing interest at 12%, due December 31, 2011	$100,000		-
Other Loans	66,855		86,655
Total Promissory Notes and Other Loans	$166,855		$173,267

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

On September 26, 2011, the Company entered an extension agreement on convertible notes payable originally due May 2011 to November 2011 to change the maturity date by 180 days, increase the interest rate to 12%, and modify the conversion terms to provide for a reduction in the conversion price if the Company sells stock in a qualified financing in the future (down-round anti-dilution protection). In addition these convertible notes originally were issued with 1,650,000 detachable warrants to purchase the Company’s common stock at $0.60 per share. As part of the extension, the Notes were adjusted to reflect a change in conversion price from $0.30 to $0.12 a share and the warrants were adjusted to reflect a lowered exercise price of $0.15 per share. The maturity dates of two notes totaling $100,000 were not extended and are now in default. The Company accounted for this transaction as an extinguishment of debt and recorded a loss to our Statement of Operations of $253,181. Since the warrants and embedded conversion feature have down-round antidilution protection, they are separately accounted for as liabilities at fair value with any change in fair value each reporting period recognized through the statement of operations. The Company classifies these liabilities in accrued liabilities (see Note 6).

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

NOTE 5-FACTORING AGREEMENT

On June 15, 2011, the Company replaced the line of credit with a bank with a Factoring and Security Agreement (“Agreement”) with Harborcove Fund I, LP. (“Harborcove”). There are two agreements that provide financing separately for TESI and Grove with identical terms.

This Agreement allows the Company to sell, transfer and assign its receivables to Harborcove. In return Harborcove will pay 85% of the face value of the receivable upon acceptance of the receivable.  The balance is paid after collection of the total receivable amount from the customer. Harborcove has the right to reject any receivables that do not meet their credit requirement approvals. The Company pays a fee on each invoice purchased by Harborcove of 1.7% of the face value of the invoice, with a minimum fee of $5.00. The Company also pays interest on the amount advanced at prime rate plus 4.5%. If the receivable is not paid within 90 days of the invoice date or 45 days from due date, Harborcove can chargeback the receivable to the Company, unless the debtor was credit approved and the sole reason for not paying is financial difficulty.

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

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

NOTE 6-ACCURED LIABILITES

Accrued liabilities consist of the following:

	September 30,	December 31,
	2011	2010
Accrued Compensation	$521,419	$350,071
Accrued Interest	329,637	144,098
Embedded conversion option, at fair value	246,895	-
Common Stock warrants, at fair value	68,286	295,221
Purchase obligation on stock option, at fair value	250,000	375,000
Stanza payroll taxes including interest and penalties	308,547	311,570
Accrued costs on completed jobs	195,324	135,977
Accrued Sales Tax	131,550	9,822
Accrued other	17,828	27,417
Total	$2,069,486	$1,649,176

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

NOTE 7 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reasons set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income taxes at the statutory rate	$(343,349)	$(419,964)	$(1,000,591)	$(816,253)
Valuation Allowance	332,698	407,327	971,653	779,504
Permanent differences and other	10,651	12,637	28,938	36,749
Total income tax	$-	$-	$-	$-

Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

The following presents the components of the Company’s total income tax provision:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Current expense	$-	$-	$-	$-
Deferred benefit	(322,698)	(407,327)	(971,653)	(779,504)
Change in valuation	322,698	407,327	971,653	779,504
Total	$-	$-	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of temporary differences giving rise to the Company’s deferred tax assets and liabilities as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Deferred tax assets
Amortization	$44,464	$34,393
Non qualified stock option expense	247,704	177,187
Operating losses carry forward	5,548,085	4,838,113
Stock options for services	157,032	157,032
Deferred tax Liabilities
Warrants fair value income	(131,202)	(30,827)
Depreciation	(14,077)	(8,666)
Net deferred assets	5,852,006	5,167,232
Valuation Allowance	(5,852,006)	(5,167,232)
Total net deferred tax asset liability	$-	$-

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
Notes to the Condensed Consolidated Financial Statements

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

NOTE 11 – COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2011, the Company issued 860,599 shares of common stock for the conversion of the Series D Preferred Stock. The Company also issued 239,956 shares for the conversion of $35,000 Convertible Notes and accrued interest of $4,993.

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

NOTE 12 - COMMON STOCK WARRANTS

There were no warrants issued or exercised during the three and nine months ended September 30, 2011. The total number of warrants issued for the year ended December 31, 2010, was 5,889,661. Also in the year ended December 31, 2010 5,163,715 warrants were exercised. The following table shows the warrants outstanding at September 30, 2011:

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

4.
Embedded beneficial conversion feature – are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term. The following were the assumptions used to compute the fair value at the September 30, 2011: stock price $0.13: volatility 49.8%; term of 6 months: amn interest rate of .04%

The following table summarizes the financial instruments measured at fair value in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2011:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$68,285	$68,285
Purchase obligations for stock option			$250,000	$250,000
Contingent consideration from the acquisition of Stanza			$117,898	$117,898
Embedded conversion option			$246,895	$246,895
Total			$683,079	$683,079

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

Level 3
Liabilities
Fair Value
Balance at December 31, 2010	$788,119
Re-priced warrants	$68,286
Embedded conversion options	$246,895
Change in fair vale recorded in other expense	$(295,221)
Expiration of purchase obligation recorded in additional paid in capital	$(125,000)
$683,079

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

For the Nine Months Ended September 30, 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$7,076,401	$3,601,096		$10,677,497
Cost of Sales	5,824,345	1,878,932		7,703,277
Gross profit	1,252,056	1,722,164		2,974,220

Operating Expenses:
Selling and service expenses	909,824	976,412		1,886,236
General and administrative expenses	472,258	862,823		1,335,081
Depreciation & Amortization	78,903	178,740	2,914	260,557
Research and Development	-	-	194,238	194,238
Corporate overhead	-	-	1,027,041	1,027,041
Gain or loss on sale of fixed assets	-	(5,520)	1,344	(4,176)
Operating Expense	1,460,985	2,012,455	1,225,537	4,698,977
Operating Income (Loss)	(208,929)	(290,291)	(1,225,537)	(1,724,757)
Other Expenses
Interest expense, net	-	-	310,744	310,744
Amortization of debt discount and financing costs			948,836	948,836
Loss on modification of convertible debt			253,181	253,181
Fair value of warrants			(294,605)	(294,605)
Total Other Expense, net	-	-	1,218,156	1,218,156
Net Loss	$(208,929)	$(290,291)	$(2,443,693)	$(2,942,913)
Total assets	$2,224,116	$2,232,318	$1,448,610	$5,905,044

For the Nine Months Ended September 30, 2010
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$7,290,872	$2,751,708		$10,042,580
Cost of Sales	5,996,363	1,252,624		7,248,987
Gross profit	1,294,509	1,499,084		2,793,593

Operating Expenses:
Selling and service expenses	910,827	960,175		1,871,002
General and administrative expenses	420,922	458,535		879,457
Depreciation & Amortization	65,511	105,541	2,719	173,771
Research and Development	-	-	225,000	225,000
Corporate overhead	-	-	1,279,541	1,279,541
Gain on sale of fixed assets		(9,233)	-	(9,233)
Operating Expense	1,397,260	1,515,018	1,507,260	4,419,538
Operating Income (Loss)	(102,751)	(15,934)	(1,507,260)	(1,625,945)
Other Expenses
Interest expense, net			151,976	151,976
Amortization of debt discount and financing costs			700,667	700,667
Fair value of adjustment for warrants			(77,843)	(77,843)
Total Other Expense, net	-	-	774,800	774,800
Net Income (Loss)	$(102,751)	$(15,934)	$(2,282,060)	$(2,400,745)
Total Assets	$2,152,582	$1,540,702	$2,026,068	$5,719,352

 Titan Energy Worldwide, Inc.
Notes to the Condensed Consolidated Financial Statements

 The segment data for the three months ended September 30, 2011 and 2010 are summarized below

For the Three Months Ended September 30, 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$2,344,206	$1,315,656		$3,659,862
Cost of Sales	1,934,771	639,101		2,573,872
Gross profit	409,435	676,555		1,085,990

Operating Expenses:
Selling and service expenses	281,588	357,463	-	639,051
General and administrative expenses	187,662	315,387	-	503,049
Depreciation & Amortization	29,315	58,953	988	89,256
Corporate overhead	-	-	302,248	302,248
Gain or loss on fixed asset		(4,176)	-	(4,176)
Operating Expense	498,565	727,627	303,236	1,529,428
Operating Income (Loss)	(89,130)	(51,072)	(303,236)	(443,438)
Other Expenses
Interest expense, net	-	-	110,034	110,034
Amortization of debt discount and financing costs	-	-	224,755	224,755
Loss on modification of convertible debt	-	-	253,181	253,181
Fair value adjustment for warrants	-	-	(21,557)	(21,557)
Total Other Expense, net	-	-	566,413	566,413
Net Loss	$(89,130)	$(51,072)	$(869,649)	$(1,009,851)
Total assets	$2,224,116	$2,232,318	$1,448,611	$5,905,045

For the Three Months Ended September 30, 2010
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$2,103,029	$920,086		$3,023,115
Cost of Sales	1,785,006	441,392		2,226,398
Gross profit	318,023	478,694		796,717

Operating Expenses:
Selling and service expenses	353,952	320,992		674,944
General and administrative expenses	152,113	177,544		329,657
Depreciation & Amortization	25,071	32,642	906	58,619
Research and Development	-	-	180,000	180,000
Corporate overhead	-	-	502,496	502,496
Operating Expense	531,136	531,178	683,402	1,745,716
Operating Income (Loss)	(213,113)	(52,484)	(683,402)	(948,999)
Other Expenses
Interest expense, net			58,864	58,864
Amortization of debt discount and financing costs			305,170	305,170
Fair value adjustment for warrants			(77,843)	(77,843)
Total Other Expense, net	-	-	286,191	286,191
Net Income (Loss)	$(213,113)	$(52,484)	$(969,593)	$(1,235,190)
Total Assets	$2,152,582	$1,540,702	$2,026,068	$5,719,352

NOTE 15– SUBSEQUENT EVENT

The Company has performed a review of events subsequent to the balance sheet date, and no matters require disclosure.

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

Titan Energy Worldwide, Inc

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

The increase in our Energy Services segment sales is partially attributable to the impact of a full quarter of Stanza contract sales totaling approximately $102,000. The increase in service sales without the effect of Stanza is over 31%. This is the highest service sales in our history and is partially attributable to increased sales to a national account of approximately $90,000 in the quarter. The Midwest sales for normal service and preventive maintenance was very strong for the quarter with revenues of approximately $800,000 excluding national accounts, which is $100,000 higher than the past two quarters.

 Titan Energy Worldwide, Inc.

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

Titan Energy Worldwide, Inc

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

Research and Development

We entered into a contract in September 2010 with Stanza Systems, Inc. to enhance our monitoring system so as to provide better information to our customers on the condition and operations of their onsite power generation equipment.  This program is designed to further our efforts to provide a more automated and cost effective

Titan Energy Worldwide, Inc
management service for on-site power generation as well as provide a broader level of service to fleets of generatorsdispersed over wide geographical locations.  Furthermore, the Stanza system assists us in entering the demand response market, which is part of our business strategy.  We acquired Stanza on November 1, 2010. To bring this program in house and to better control the research and development activities. The expense for this research and development for the three months ended September 30, 2011 was zero compared to $180,000 in the three months ended September 30, 2010. During the second quarter of 2011, the Company has introduced this product after successful feasibility testing which was completed in April 2011. There was no reduction in personnel as these individuals were reassigned to sales or administration.

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

Titan Energy Worldwide, Inc.

Other Expenses

The following table below summarizes the items in this category for the three months ended September 30:

	2011	2010
Interest expense, net	$110,034	$58,864
Amortization of debt discount	$195,118	$283,450
Amortization of deferred financing costs	$29,637	$21,720
Loss on modification of convertible debt	$253,181	$-
Fair value of warrants	$(21,557)	$(77,843)
Total	$566,413	$286,191

The major change in other expense is attributable to the loss on modification of convertible debt. We extended 1,550,000 of convertible notes. In these transaction the warrant exercised price was reduce from $0.60 to $0.15. The beneficial conversion option was also reduced to $0.12 from $0.30. The We accounted for this transaction by charging off any remaining values relative to the old terms and establishing an additional debt discount for the warrants of $68,286; the beneficial conversion feature of $246,895 However, ASC 470-50-40 requires under a modification of debt that the effective interest rate on the carrying value of the debt must be consistent with the risk. When these amounts that were determined in accordance ASC 815 are consider as additional interest and the rate calculated on the carry value of the debt was 59%. We have charged a loss to our Statement of Operations of $253,181 reducing the unamortized debt discount to $62,000, to reflect an interest rate of 20%

The higher interest expense is related to the Company’s higher debt level for the three months ended September 30 2011. The Company had an average debt level for the three months ended September 30, 2011 and 2010 of $2.7 million and $1.8 million, respectively. Our convertible debt has warrants and beneficial conversion features which are accounted for in accordance with ASC 470, which requires us to determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At the end of the quarter, we changed the terms of our convertible debt which required us to charge off the unamortized portion related to the original valuation of the warrants and beneficial conversion feature. This resulted in an additional charge of $18,500.  The changes in the terms of these notes results in a new value to be assigned to the warrants and the beneficial conversion rate which will be amortized to expense over the extension period. The warrants have a value of $68,286 and the beneficial conversion feature is $258,333. Although this is a large expense it is important to note that it does not impact our cash flow. The warrants must be measured at fair value in each reporting period. The lower in amount of gain in 2011 was due to a smaller decline in our stock value compared to the value at June 30, 2011. The deferred financing costs represent fees and commissions paid to brokers or individuals that helped us raise debt or equity. The fees are amortized over the life of the debt. Higher fees are due to the higher debt outstanding.

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

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the nine months ended September 30, 2011 was $1,027,041 as compared to $1,279,541 for the nine months ended September 30, 2010. The following table shows the costs related to corporate activities:

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

Other Expenses

The following table summarizes the items in this category for the nine months ended September 30:
	2011	2010
Interest expense, net	$310,744	$151,976
Amortization of debt discount	$834,565	$646,291
Amortization of deferred financing costs	$114,271	$54,376
Loss on modification of convertible debt	$253,181	$-
Fair value of warrants	$(294,605)	$(77,843)
Total	$1,218,156	$774,800

The major change in other expense is due to the loss on modification of convertible debt which is explain above in the three months discussion,

The higher interest expense is related an increase in the Company’s debt level and higher interest rates in 2011. Our convertible debt has warrants and beneficial conversion features which were accounted for in accordance with ASC 470, whereas we must determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At the end of the quarter, we changed the terms of our convertible debt which required us to charge off the unamortized portion related to the original valuation of the warrants and beneficial conversion features. This resulted in an additional charge of $18,500.  The changes in theterms of these note resulted in a new value to be assign to the warrants and the beneficial conversion rate which will be amortized to expense over the extension period. The warrants have a value of $68,286 and the beneficial conversion feature is $258,333. Although this was a large expense it is important to note that it does not impact our cash flow. The warrants must be measured at fair value each reporting period for adjusting the fair value of the warrants. Since our stock price has continued to decline the adjustment for 2011 is greater. The deferred financing costs represents fees and commissions paid to brokers or individuals that helped us raise debt or equity. The fees are amortized over the life of the debt. The higher fees are due to the higher debt outstanding.

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

Adjusted EBITDA was negative $1,371,068 and negative $847,209 for the nine months ended September 30, 2011 and 2010, respectively. The reconciliation of adjusted EBITDA to net loss is set forth below:

	Nine Months Ended September 30,
	2011	2010
Net loss	$(2,942,913)	$(2,400,745)
Add back:
Depreciation and amortization	260,557	173,711
Stock based compensation	207,403	659,401
Interest	310,744	151,976
Amortization of debt discount	834,565	646,291
Loss on modification of convertible debt	253,181	-
Fair value adjustment on warrants	(294,605)	(77,843)
Adjusted EBITDA	$(1,371,068)	$(847,209)

Adjusted EBITDA was negative $315,500 and negative $688,768 for the three months ended September 30, 2011 and 2010, respectively. The negative adjusted EBITDA for the quarter ended September 30, 2011 is the lowest quarterly amount of 2011. The reconciliation of adjusted EBITDA to net loss is set forth below:

	Three Months Ended September 30,
	2011	2010
Net loss	$(1,009,851)	$(1,235,190)
Add back:
Depreciation and amortization	89,256	58,619
Stock based compensation	68,319	223,314
Interest	110,034	58,864
Amortization of debt discount	195,118	305,170
Loss on modification of convertible debt	253,181	-
Fair value adjustment on warrants	(21,557)	(77,843)
Adjusted EBITDA	$(315,500)	$(667,066)

Off-Balance Sheet Arrangements

None.

Titan Energy Worldwide, Inc.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective. Due to the size of the Company and limited resources, we do not have adequate monitoring controls at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

TITAN ENERGY WORLDWIDE, INC.

Dated: December 29, 2011	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer

Dated: December 29, 2011	By:	/s/ James J. Fahrner
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