Form 10-K
period 2011-12-31
Titan Energy Worldwide, Inc.
filed 2012-04-27
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-26139

Titan Energy Worldwide, Inc.

Nevada	26-0063012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6130 Blue Circle Drive, Suite 600, Minnetonka, MN 55343

(Address of principal executive offices) (Zip Code)

Company’s telephone number, including area code: (952) 960-2371

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ““accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter): $5,596,504

Indicate the number of shares outstanding of the Company’s classes of common stock as of April 16, 2012 36,084,315 shares.

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

Overview

We specialize in the sales and management of onsite power generation for industrial and commercial customers. By utilizing advanced communication technologies, automated data collection, reporting systems and remote monitoring capabilities, we believe we are creating a new standard for power asset management and are leading the way for critical energy management programs such as demand response and distributed generation. In fact, we believe we are one of the first companies to combine expertise in power generation asset management with real time information processing to create a more reliable and effective Smart Grid approach to onsite power management.

We provide our products and services to customers nationwide. These customers include utilities, major national retailers, telecommunications companies, banks, data centers, grocery stores, hospitals and other health care facilities, schools and colleges, property management companies, government and military facilities, manufacturers, retail stores among others. We offer a range of state-of-the-art generators supplied by some of the leading generator manufacturers such as MTU Onsite and Generac Power Systems. We also provide and service transfer switches and UPS systems so as to completely meet the energy management needs of our customers.

We have dedicated considerable resources to developing a technologically superior program that benefits our customer from a cost and quality standpoint. Our professionally trained team services more than 5,000 generators owned by more than a thousand customers with facilities located throughout the United States. We are always striving to advance our capabilities and improve our customers’ experiences. For example, to meet a critical need in our industry, we developed our own proprietary remote monitoring and automated control system for onsite power generation. At the request of our major retail customers, we have developed a national network of professionally trained service technicians so that we can effectively service equipment in any city of the United States and maintain the same high level of quality at each site.

Since our inception in 2006, we have grown substantially. We began with one office providing emergency and back-up power and have expanded to five regional offices providing services nationwide. We reported gross sales revenues of $14 million in 2011, which is basically equal to revenues in 2010; however we continue to see a strong, steady increase in higher margin service revenue, offsetting the lower equipment growth. We have significantly grown our service business which for the most part consists of recurring revenue service contracts to maintain and manage our customers’ power generation assets. As discussed in more detail below, 64% of our sales revenues were from power generation equipment and 36% from our service programs. That said we are currently seeing a significant surge in equipment sales, perhaps the result of mild winter weather and a recovering economy

Currently, we are reporting a net loss of $3,435,009 for 2011. The Company believes the “Adjusted EBITDA” (a non-GAAP financial measure) is a better indicator of our liquidity position which is calculated by adjusting our cash outflow by the changes in operating assets and liabilities and reducing it by interest expense. Our 2011 adjusted EBITDA was a negative $1,577,130. Our adjusted EBITDA improved steadily month by month throughout 2011. We posted our lowest losses in the 4th quarter of 2011 since June 2010, and for the month of December 2011 we achieved a positive adjusted EBITDA. Based on a number of positive economic factors that are carrying forward into 2012, including increased sales revenues, sales backlog and higher margin service sales, Management believes that the Company can achieve a positive adjusted EBITDA in 2012.

Significant Recent Developments

The following developments were critical to building our business in 2011:

1.	Establishment of our National Accounts Business. Our national accounts business services customers that have multiple locations in several states and regions of the United States. In less than a year we have successfully grown our national accounts business from a few locations to more than 2000 locations nationwide. Many of our customers are Fortune 100 companies and we believe we will continue to see significant growth and expansion in this business in 2012.

2.	Development of our remote monitoring and automated control platform for power generation asset management. In 2011 we completed the development and testing of our remote monitoring platform and are now ready to begin commercial deployment. The need for remote monitoring is growing throughout the onsite power industry as customers seek improved operating and maintenance information on their power investments. New EPA regulations will require regular monitoring of emissions. Programs such as demand response and distributed generation will require our monitoring to operate more effectively and reliably in these critical energy management efforts. We expect our remote monitoring system to be a market differentiator for Titan and our service programs, as well as support our penetration into the demand response and distributed generation markets.

3.	Launch of national service and maintenance program for onsite power generation. To best serve our national clients, we developed a national network of professional service technicians who can respond promptly and effectively to a service need anywhere in the United States. This service is provided on a 24/7 basis and managed from our Minneapolis office. Now fully in place, this program allows us to begin expansion of our national accounts and demand response businesses.

4.	Automated audit and asset management program. Responding to the needs of one of our national account customers, we have developed an automated equipment audit and asset management program utilizing state of the art equipment and specialized software solutions for the collection, transmission and reporting of audit data. Once fully developed, we plan to offer this service to all of our customers as well as use it as a tool to garner more national account business.

5.	Launch of our SMART POWER program for servicing generators in demand response programs. The Midwest has thousands of industrial customers on Interruptible Rate demand response programs and the number in the Midwest and the nation is expected to grow as utilities seek to expand their demand response resources. (See Section “Our Products and Services” below). To better serve these customers and provide a more comprehensive and effective service programs, we have developed out SMARTPOWER program which combines onsite monitoring with advanced service and asset management capabilities to create a program that improves generator performance, helps support utilities’ demand response programs and provides all required reporting.

6.	Board of Advisors. To better support Management and staff in making operational, sales and development decisions, as well as provide the Company with industry information and marketing support, we established a board of advisors comprised of some of the top professional in the energy and utility infrastructure industries. Some members of the Board of Advisors have strong relationships with government and regulatory institutions this will allow Management to stay better abreast of changes affecting our industry and supporting our efforts to expand the acceptance and utilization of our technologies and services.

Background

To appreciate how our business operates within the electrical utility industry requires some background of the electrical power industry, the Smart Grid, Demand Response, Distributed Generation and the Regulatory Organizations that influence our industry.

The Electric Power Industry

When the National Academy of Engineering convened a jury in 2003 to recognize the most important technological developments of the twentieth century, they chose national electrification as the preeminent engineering achievement. Across the country, an integrated system of nearly ten thousand power plants and six million miles of power lines had been constructed, connecting an inconceivable array of electric devices. This massive, complicated network with its millions upon millions of circuits, switches, breakers and other elements, operated with 99.97% reliability. Impressive as that may sound, it is simply not good enough. According to the DOE, the 0.03% unreliability resulting from grid failures is responsible for $150 billion in annual losses in the U.S (Source: U.S. Department of Energy (DOE), The Smart Grid: An Introduction, 2009).

Traditionally, the utility system can be thought of in terms of three interconnected segments: energy production, transmission and distribution. Utilities have been constrained in their ability to invest in new power production plants needed to meet projected growth in demand by a restrictive regulatory process, the increased burden of environmental constraints and a lack of government and public support for long-term, major capital infrastructure projects. This has increased the strain on the existing electric power grid , in particular in capacity constrained areas and, combined with higher costs to produce electricity, has caused the price of electricity to increase in nearly all areas of the country, especially during peak demand periods.

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

This under-investment in generation and transmission, coupled with a growth in electricity consumption, has led to an increased frequency of brownouts (when power delivery is severely reduced) and blackouts (when power delivery is completely disrupted), which results in lost productivity, loss of perishable goods, and other major problems. This environment of increasing demand coupled with inadequate resources has generated a growing need in the marketplace for products and services in our strategic growth areas of Emergency and Back-up Power, Power Generation Maintenance Programs, Demand Response and Distributed Generation. Titan has created programs that will allow onsite power generation to participate more effectively and reliably in these programs as they become more popular across the United States.

While grid failures impact all of us to some extent, there are many industries which simply cannot afford to lose power for any length of time for economic reasons. The table below illustrates the economic damages across several industries:

Cost of One-Hour Power Service Interruption in Various Industries	Average Cost of 1-Hour of Interruption

Cellular communications	$41,000
Telephone ticket sales	$72,000
Airline reservation system	$90,000
Semiconductor manufacturer	$2,000,000
Credit card operation	$2,580,000
Brokerage operation	$6,480,000

Source: U.S. Department of Energy

Its impressive engineering accomplishments notwithstanding, the electrical utility industry has not kept up with the growth in demand for power during the last decades, potentially increasing rates of failure especially in densely populated cities and rapidly growing industrial zones. While energy consumption has actually declined in the United States the last few years, partially due to the response to the recent economic downturn, according to the North American Electric Reliability Council, demand for electricity is expected to increase over the next 10 years by approximately 18%, while generation capacity is expected to increase by only 6%. Another way of looking at this is that since 1982, growth in peak demand for electricity – driven by population growth, bigger houses, bigger TVs, more air conditioners and computers – has exceeded growth by almost 25% every year. As a result, in North America, margin between electric supply and demand is projected to drop below minimum target levels (below what is needed for regulatory requirements) over the next few years.

Population growth has the most straightforward effect on energy consumption. According to the U.S. census estimate, the United States will grow by over 100 million people by 2050. Even if we could keep per capita electricity use constant, as California has done for a decade, we would increase total power sales by nearly 33%. Distribution companies will also need to install about forty million more electric meters in new housing units and expand their systems accordingly. Economic activity and power use are, of course, related. The stronger the U.S. economy grows, that more power is used by industrial and commercial firms and more residential customers buy and more use electrical equipment.

In addition, electricity is gradually stealing market share from other fuels for the overall mix of applications we use in the United States. In the residential sector, for example, electricity use is projected to grow six times faster than natural gas use through 2030. During the next century this trend will take a giant leap forward. In the United States the largest use of energy outside the power sector is gasoline use for personal vehicles. As plug-in hybrid-electric vehicles (PHEVs) are introduced, electricity will gradually displace gasoline, boosting power sales at the expense of oil-based fuels. Over the long run, PHEVs represent a large new use of electricity. The timing depends on how quickly these vehicles will become affordable and how well public policies encourage their adoption. A 2007 study by the Electric Power Research Institute (EPRI) forecasts that we will need 282 million megawatt hours - the output of thirty-eight large power plants - to "fuel" all these cars.

In any case, many experts have argued that our ability to manage consumption and maintain reasonable pricing for electricity as the EIA has set forth will ultimately depend on the availability, strength and efficacy of our energy efficiency, demand response and distributed generation programs. (For example, Peter Fox-Penner. Smart Power: Climate Change, the Smart Grid, and the Future of Electric Utilities, 2010; and Amory Lovins, Reinventing Fire, 2011). Advanced technologies, improved service and better management are the keys, and this is where the expertise of Titan Energy can play a significant role in our nation’s energy management programs.

The Smart Grid

Technological advances are beginning to have a profound impact on how the electrical grid operates and how it is envisioned to function in the future. Indeed, the success of energy efficiency programs and demand response will in many ways be measured in how it is able to meet the challenges presented by electrical utility systems that are not technologically efficient or controlled. In particular, key developments have come in the way of metering, web-based tools and applications and communication protocols.

While definitions of what constitutes a Smart Grid vary, nearly all attempts to describe the Smart Grid include one key element: the need to provide accurate and reliable communication of information. What this really means is the intersection of modern information technology and the electric system. Combining time-based prices with the technologies that can be set by users to automatically control their use and self-production, can lower power costs and offering other benefits such as increased reliability to the system as a whole.

For the most part, the electrical utility grid that we have been referring to is not exceedingly “smart.” The foundation of the transmission system consists of decade’s old technology that oftentimes requires customers to notify the utility of power outages, costly truck rolls to read electrical meters, and inefficient load profiles of electrical consumption. Too often utilities learn of a power outage only when a customer calls, and utilities and electric consumers still lack the information intelligence to prevent many problems and disasters even when we see them coming. However, billions of dollars, dozens of utilities and hundreds of companies are dedicated to finding a way to bring a new level of intelligence, communication and efficiency to the electrical utility grid. In fact, many believe the utility grid holds the same if not greater promise as the Internet in our future.

Electric utilities are under increasing economic, regulatory, environmental and societal pressure to deploy open standard based smart grid technologies to more efficiently serve their customers and the public at large. Likewise, FERC, Federal Energy Regulatory Commission (the Federal agency that regulates electricity infrastructure and transmission among other mandates) has been directed by Congress to adopt standards and protocols over Smart Grid technologies and FERC has committed to implement rate treatment policies that support investments in Smart Grid technologies. On July 16, 2009, FERC issued a Policy Statement for development of key standards for Smart Grid devices and systems and an interim rate. (FERC, Smart Grid Policy, 128, ¶ 61,060 (2009))

The economic advantages of having a more intelligent electrical grid are numerous. Smart Grid technologies could reduce power disturbance costs to the U.S. economy by $49 billion per year. (Source: Electric Power Research Institute (EPRI), “Electricity Sector Framework for the Future”). EPRI estimates $1.8 trillion in annual additive revenue by 2020 with a substantially more efficient and reliable grid. Delivering the electrical power generated today by more efficient means can greatly reduce the need to build out new power plants by between $46 billion and $117 billion over the next 20 years. Additional benefits include the avoided costs of additional in GHG emissions that would result from fewer new power plants. Widespread deployment of technology that allows businesses to more easily control their power consumption could add $5 billion to $7 billion per year back into the U.S. economy by 2015, and $15 billion to $20 billion per year by 2020. According to the EPRI’s same report, distributed generation technologies and smart, interactive storage capacity could add another $10 billion per year to the U.S. economy by 2020.

Titan Energy, through its development of remote monitoring and asset management platforms, considers itself to be a key participant in Smart Grid development and implementation, Titan also consider itself to be a company that can contribute solutions, new technologies and results that will benefit the utilities and customers alike.

Demand Response Programs

Demand response is a program that changes the consumer’s usage of electrical energy either through behavioral or load shifting methods (i.e. method of reducing electric demand at critical times for the grid)... Demand response is a resource that is often utilized to mitigate the effects of peak demand, those times when the load on the grid outstrips either production or transmission capacity or creates detrimental pricing effects. According to the DOE, the majority of operational problems on the electrical grid occur during times of peak demand. While these periods of peak load occur relatively infrequently, less than 1% of the time, they are often responsible for the economic impacts of power failures as well as the utility’s need to build additional infrastructure or buy expensive energy to meet the need during these relatively rare periods. Utilities are mandated to have this additional capacity and performance standards in place and it is very expensive to do so

Demand response is recognized as an important solution to help address the imbalance in electric supply and demand. The role of demand response as an electrical utility recourse has increased as the feasibility of building new production facilities or transmission lines has lessened. As a result, greater and more specific support has been forthcoming from government and regulatory agencies for demand response. For example, the Energy Policy Act of 2005 declared it the official policy of the United States to encourage demand response and the adoption of devices that enable it.

More than 500 utilities and utility service entities are currently offering demand response programs in the U.S. and the potential demand response resource contribution from all programs in 2011 was estimated to be more than 58,000 MW or about 7.6% of U.S. peak demand. (FERC 2011). This is an increase of about 17,000 MW from 2008. The regions with the largest demand response resources are the Midwest, Mid-Atlantic, and the Southeast regions.

Over the past 10 years, demand response has become such an important resource in helping to maintain the electrical utility grid, that some have gone so far as to proclaim that demand response will evolve beyond its current role in load curtailment to fundamentally change how electricity is produced, transported and consumer. (ACEEE Report). Already demand response program have had an impact on price stability, reliability and operations in many of the bid-based organized markets.

Demand response can have an economic effect beyond price savings for customer and utilities. Depending on its effectiveness in managing peak demand, demand response programs can also influence money spent on new power plants and infrastructure. It is estimated by the International Energy Agency that over 10% of the $2.65 trillion in electrical power infrastructure to be built between 2007 and 2030 will be constructed specifically to meet peaks in electricity demand which occur less than 88 hours per year. Based on these estimates, the market in North America for reducing demand during these critical peak hours, in place of building supply infrastructure, is $11.5 billion per year, if the need to build-out infrastructure occurs on an equal annual basis. Using these same assumptions, the market for eliminating the top 1% of peak demand for electricity worldwide during this same period could be over $59.2 billion per year. Based on its June 2009 Congressionally-mandated National Assessment of Demand Response Potential, FERC estimates the potential for peak electricity demand reductions across the country to be between 38 gigawatts (GW) and 188 GW. Another industry analyst, the Brattle Group, estimates that reducing peak demand in America by a mere 5% would yield savings of about $66 billion over 20 years. This avoided capacity cost is often the largest benefit from demand response, even larger than the energy savings to all customers. In fact, demand response from both traditional and Smart Grid sources is expected to eliminate 80% of all peak power growth through 2016.

New uses of demand response are beginning to be accepted as the U.S. moves towards greater use of wind and solar power generation. Demand response has the potential to reduce transmission capacity by reducing peak demand, run the amount of ancillary service needed by reducing the peak and to directly provide ancillary services such as short term reserves and frequency support.

Interruptible Rate Demand Response

One of the most available sources of Demand Reduction is the on-site power generator. The DOE estimates that there are more than 192 GW of potential demand reduction capability in onsite power generation currently installed in the United States (Backup Generators (BUGS): The Next Smart Grid Resource, April 10, 2010). Diesel and natural gas generators offer the largest and most available source of immediate power. It is likely that generators will remain the on-site generation system of choice for many years to come. Developments in the design of diesel and other generators have produced a new echelon of engine powered generators that are cleaner, quieter and more environmentally friendly. Power generators as a demand response resource have environmental benefits as well. The DOE also provides data to support the conclusion that the use of onsite diesel power generators in a demand response program would produce fewer pollutants than gas powered peaking plants

Demand response programs aimed at reducing peak load by having onsite generators (called “peak shaving generators”) provide a facility’s electrical power can have economic benefits for both the utility and the consumer. In many cases, peaking generators only need to run a few hours a year when the load on the grid is at its highest, when energy costs are as high as $1000 per megawatt hour (MWh) to generate (Source: Electricity Advisory Committee's report, “Keeping the Lights On in the New World”). In the longer term, the use of demand response / load management programs as a power generation resource avoids the expense of building peak generation infrastructure. The same BUGS report by the DOE referenced above also presents data suggesting that the use of diesel generators during peak demand periods can produce fewer emissions than gas-fired peaking plants.

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

The states regulatory oversight of retail energy rates for consumers also encompasses renewable energy and energy conservation mandates and programs. Interruptible rate programs, offered by utilities and regulated by each state’s Public Utility Commission, or other state regulatory agency, have increased the payback for customers who choose on-site generation. These rate programs and our ability to work with the utility on behalf of a customer provide us with a substantial strength in marketing our on-site generation products.

Regulation of Power Engines and Emission. In 1996, the Environmental Protection Agency (EPA) introduced new emission standards aimed at non-road mobile diesel engines including onsite stationary power generators. To be phased in over a four-year period beginning January 2007, these regulations require the new diesel engines that power these generators to comply with a tiered timing structure of emission allowances. Based on the system’s engine horsepower rating, generators are rated from Tier 1 to 4, with most non-emergency diesel engine generators required to arrive at Tier 4 by 2012. Tier 4 requirements are the most stringent.

Beginning January 1, 2011, the EPA will introduce the next phase of its Tier 4 emissions control regulations. The regulations limit emissions of oxides of nitrogen, particulate matter, hydrocarbons and carbon monoxide. Non-emergency diesel engines less than 10 liters per cylinder and greater than 175 hp will be required to meet Tier 4 regulations. The term “non-emergency” is very important in this context. Essentially, if an installation is classified as emergency, the power generator must not run unless the primary electrical power source is not available. However, owner/operators are allowed to run their emergency-classified power generators up to 100 hours per year for maintenance and testing. There is no current limit for run time during an emergency or power outage. The challenges facing the electric power industry are unique in a number of areas, particularly with the larger power generators, where regulations focus on reducing nitrogen oxide emissions from generator sets by 90 percent, compared to a 45 percent reduction for other equipment types

.

Since the Tier 4 emissions levels are so low, the EPA decided that emergency standby generator sets, which by their nature run very few hours per year, would be exempt from Tier 4 regulations, including any associated after-treatment. Furthermore, the EPA states that emergency standby applications can utilize current Tier products such as today’s Tier 2 and Tier 3 offerings. The list of applications that will require Tier 4 certified generator sets are as follows: non-emergency standby units, prime power applications, load management/peak shaving and electric power rental units. These include nearly all generators that would be deployed in a demand reduction or load management type of program.

In addition to these federal standards, there are state and local regulations that may force the use of Tier 4 generator sets in 2012 and beyond. The State of California will most likely have emissions regulations requiring the use of after-treatment on all standby generator sets including emergency units. As a result it is believed that the vast majority of standby generator sets sold into the State of California in 2012 will be Tier 4. Along with California, some regions and localities have stationary emission limits far more stringent than EPA diesel engine tier levels including: the New England states; Atlanta, Georgia; and Houston, Texas. The result is that diesel-fueled generator sets deployed in these areas, even if certified to the appropriate EPA tier level, may not meet local requirements.

While good maintenance has always been among end-user best practices, the new emissions regulations now imply that maintenance will be larger part of compliance. Although the regulations are not explicit, the EPA requires a diesel power generator to remain in compliance throughout its defined useful life, and that normal maintenance is the only way to accomplish this. This may also include record keeping, validation and other compliance measures that could be audited.

Diesel engine manufacturers will bear the burden of testing their diesel engines and certifying them according to EPA guidelines. However, owner/operators have a great deal of responsibility to understand how the regulations affect power generator availability, how installations are classified, as well as the record-keeping and maintenance requirements. Many companies in the standby and demand reduction industry are rightfully concerned about the impact these new standards will have on their respective businesses. In effect, Tier 4 will likely increase the expense, lower profitability, and lengthen returns on investment for both back-up power and demand reduction providers and consumers. However, these new requirement have long been anticipated and the major generator engine manufacturers have been announcing their technological answers to Tier 4 standards and more solutions are becoming available both for new engines as well as for after treatment options. Management believes that engine design and engineering will solve many of these problems and that suitable solutions to its business applications will be available and affordable.

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

Our Market

We have developed the expertise, strategic relationships and technological solutions that we believe will help customer avoid potentially devastating electrical grid failures, save customers money, improve the operation of the electrical utility system, and help our nation build a stronger and more effective Smart Grid. We operate our business in the industrial and commercial sectors of the US economy. According to a study by McKinsey & Company (“Unlocking Energy Efficiency in the US Economy”), the industrial sector accounts for 51 percent of the end use consumption and 40 percent of the end use potential for energy efficiency. The commercial sector consumes 20 percent of the end use energy and offers 25% of the efficiency potential. Electricity represents the major share of consumption in this sector. Therefore, the industrial and commercial sectors combined represent more than 75% of the energy market as well as the greatest potential for creating energy efficiency results for every dollar invested in energy efficiency.

Business Segments

We operate under two business segments: Power Distribution Segment and Energy Services Segment. Within these business segments we provide our products and services across five strategic business areas: Emergency and Back-up Power Solutions, Renewable Energy Technologies, Power Maintenance Programs, Remote Monitoring and Control Technologies, Demand Response Solutions, and Energy Efficiency.

POWER DISTRIBUTION SEGMENT

Emergency and Back-up Power Solutions. Our Emergency and Back-up Power business provides customers with sophisticated electrical power generation equipment to be used during a power outage or emergency or for load shedding in demand response programs. Titan Energy offers a complete turn-key solution to help companies avoid costly power outages as well as ensure smooth, uninterrupted operations during times of emergency. We help design, engineer and install the power equipment needed by each customer.

In 2011, sales of power generation equipment accounted for more than $ 9 million or 65% of our business. We provide what we consider to be the most advanced and reliable power generation systems on the market and operate as an exclusive dealer (10KW and above) for Generac Power Systems in five Midwestern states, and a Power Partner dealer (10KW to 600 KW) for MTU Onsite Energy in Florida. We also sell switchgear, UPS and related equipment used to support our customers’ power generation systems.

There are an estimated 330,000 industrial enterprises and 4.9 million commercial buildings in the United States (Source: McKinsey, “Unlocking Energy Efficiency in the U.S. Economy”). In terms of population, based on geographic territories that we service, Titan Energy covers approximately 25% of the total US population. Assuming a roughly equal distribution of facilities across the population, this translates into about 80,000 existing industrial facilities and 1,250,000 commercial buildings within our service territories. Many of these buildings will already have back power generation systems installed, while many will have older or inadequate systems that need to be replaced, and still others will need to upgrade their system in order to meet new federal and regional regulations and mandates.

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

ENERGY SERVICES SEGMENT

Power Maintenance Programs. Power generation systems represent considerable investments that require proper maintenance and service in order to operate when required during a time of emergency or during a demand reduction request. Titan Energy’s Power Maintenance Programs offer maintenance, repair and support service for our customers’ power generation systems. In 2011 these annualized contracts contributed $5 million (36%) of our gross sales revenues. To support our customers, we maintain warehouses of inventory and parts, a fleet of service trucks and a staff of 16 trained service technicians in the Midwest, New Jersey and Florida.

We expect our service business to grow considerably in the coming years. With every new generator we sell, we expect to sign a service contract for one to five years in term-length. Our market potential however is not solely defined by the generators we sell but also by our service of any manufacturers’ generator. Titan continues to service an increasing number of customers who have acquired generators from our competitors but sign up with Titan Energy for their service needs.

With regards to the size of our potential service market, we estimates that approximately 30,000 industrial and commercial generators are sold each year in the US by the four major manufacturers. Assuming that sales have been somewhat consistent over the last twenty years, the average lifetime of a generator has remained constant; suggest that there are at least 600,000 working, serviceable generators installed in the US. If Titan’s territory covers 25% of the US population thne this creates a market of 150,000 working generators that we could potentially service.

Because we are able to service facilities far outside our sales territories, we estimate that these potential numbers are probably only half of what our true total market potential is at this time. In addition, this does not take into account that we also service numerous cellular transmission towers, highway toll-booths, direction signs, government and institutional facilities that may not be included in these estimates. New regulations are expected increase the demand, sophistication and cost of energy back-up systems that will in turn require managed preventive maintenance and improved performance records. Customers are expected, as a result of both cost and economic opportunity, to be more likely to adopt preventive maintenance programs to protect their investment, ensure economic benefit and comply with continuingly more complex regulations.

Our ability to achieve such sale numbers would require dramatic changes and expansion in our service program and company infrastructure, but more accurately indicates that our potential market is large enough to support significant growth for many years.

Our Products and Services

Emergency and Back-Up Power Generation Systems.

We provide a variety of customers with power generation equipment, depending on their needs and application that can range from 5kW to several Megawatts. We also provide the transfer switches, UPS systems and other necessary equipment to create a reliable and dependable power generation systems. We currently represent several brands of generator manufacturers. In some areas of the country, we have exclusive distribution and service territories for certain manufactures. For switch gear, we utilize ASCO Power Technologies and others. For UPS systems, we are an authorized dealer for GE.

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

Generac Natural Gas Generators. Many of our customers are seeking “greener” solutions for stand by and emergency power generation, considering how their overall environmental footprint affects the world. Regulatory issues are also impacting these decisions and the cost of diesel generators. Diesel engines have been subject to intense emission level regulations and have seen aggressive Environmental Protection Agency (EPA) regulatory changes. This additional oversight has increased the total cost of both diesel engines and fuel. Future governmental cap and trade regulations for emissions trading may cause diesel engines to be taxed at a higher rate due to higher CO2 emissions. Fuel containment and the environmental concerns surrounding large quantities of fuel stored on site are considerable issues, as well.

Combining fuel cost with environmental impact provides companies with a broader view to the true bottom line, and overall environmental impact, of their generator choice. Natural gas generators have historically cost less per installed kilowatt than their diesel counterparts in the smaller sizes. The most noticeable advantage of natural gas-fueled generators over diesel is the extended run time provided by a continuous supply of natural gas. According to the Edison Electric Institute, severe weather events account for 62% of unexpected power outages in the United States. These events can close roads and cripple municipal infrastructures, making it difficult or impossible to refuel the diesel generators used in so many standby applications. The natural gas infrastructure has shown itself to be extremely reliable in situations that cause power outages; through four Florida hurricanes in 2004 and Northeast grid failure of 2003, the natural gas supply was unaffected.

The Generac Bi-Fuel™ configuration provides a number of alternative energy options. This technology uses a combination of diesel and natural gas to take advantage of the best qualities of each fuel (more power from diesel, lower emissions from natural gas). Bi-Fuel configurations are available for both stand-alone and MPS applications.  Single-engine units are available at 300 and 375 kW output, while Gemini Twin Pack modules are rated at 600 and 750 kW. MPS versions can be combined as needed to achieve numerous power outputs up to 3750 kW.  While operating under load, Bi-Fuel units can operate on up to 90% natural gas. If conditions dictate, the unit can revert to 100% diesel fuel with a no-break, automatic fuel changeover. The on-site diesel fuel tank required for Bi-Fuel units can also be smaller, if desired, to save space and cost.

MTU On-Site Energy Generators. Our Grove Power subsidiary is a factory authorized Power Partner dealership for Florida. In the Northeast, we are a sub-dealer and offer a complete line of MTU Onsite Energy diesel, natural gas, and propane generator sets, including digital engine and generator controls which provide superior performance and response time, proven reliability and durability reducing maintenance costs, state-of-the-art emissions technology and UL2200 listing for both standby and prime power applications. The MTU (Detroit Diesel) engine line-up is a world premier class of products recognized and accepted throughout North America and the international market place. MTU offers diesel generator set ratings range from 20 kW to 3250 kW, using John Deere and MTU (Detroit Diesel) engines, and natural gas generator set ratings range from 20 kW to 400 kW, using GM and Doosan engines.

Lister Petter Products. The Lister Petter series of generators provide clean stable power with very steady voltage and frequency output. The Alpha SeriesTM engines are extensively used in generator sets with tens of thousands of installations for a proven track record in power generation demonstrating high reliability, longer maintenance intervals and lower cost of ownership. Lister Petter’s strength is manufacturing small 6-30kw long run diesel engine generator systems. Where a region such as the Caribbean has a lack of natural gas and unstable utility power this product is in high demand.

Transfer Switches and Switchgear. ASCO Power Technologies and General Electric-Zenith offer automatic transfer switches and paralleling switchgear built for dependability and ease of operation, ranging from 40amp to 4000amp, in 2, 3, and 4 pole configurations.

Uninterruptible Power Supply (UPS) Systems – The Digital Energy General Electric (GE) UPS Series was developed using GE’s Design for Six Sigma methodology to ensure that the product fully meets customer requirements and expectations. GE has one of the most extensive and accepted UPS products available in the market today. They manufacture systems from 10 -750 KVA. The UPS system is designed to provide seamless power during any utility fluctuations or loss of power. The UPS system provides battery backup power until an emergency backup engine generator comes online. Once the engine generator is producing proper voltage and frequency the UPS switches the building load onto the engine generator. This provides the highest degree of protection typically used by Data Centers, Banks and Credit Card companies.

Maintenance and Service Programs.

Titan Energy recognizes additional revenues from service contracts, installation and maintenance services for its customers and owners of power generation equipment. We offer service contracts and support to all generator owners. The service contracts yield higher margins as compared to equipment sales and help support our effort to achieve profitability. These service contracts may also include remote monitoring services that allow owners to be informed of the condition and operations of their equipment at any time and from any place. With terms ranging from one to five years, service and remote monitoring contracts are providing the Company with strong recurring revenues.

We provide factory-trained technicians equipped with the necessary tools, parts and manuals in their trucks. We support our technicians with our specialized service experts and our warehouse, andwe manage our service activities to provide the most responsive and proficient service available. Our services have these specific advantages:

•	Factory trained technicians. No other organization has Generac, MTU Online Energy, Lister-Petter, ASCO Power Technologies and GE-Zenith factory trained technicians. All Titan Energy technicians attend factory training on regular intervals.

•	Warranty. As the authorized distributor, only Titan can perform warrant work on the manufacturer’s products.
•	Service Manuals and technical documents. As the exclusive Industrial Distributor in certain territories, we are the only company that has these technical documents to provide the necessary service. Any other organization must get these from us.

•	Parts. To meet the needs of our customers quickly and efficiently, we inventory the common service items in our warehouses and in our trucks, so as to avoid the need and expense to special order from another source.

Remote Monitoring and Control Technology for Onsite Power Generation.

The ability of onsite power generation to respond quickly and sufficiently to either a grid failure or a utility demand response event is critical to the operations of the facility that it supports as well as to the utility that depends on its load shift for peaking shaving purposes. Titan has developed a monitoring and control systems that performs 24 hours/7 days a week, monitoring of dozens of critical functions on these onsite generators. In this way, we can see in advance if there is a problem that needs to be addressed, if servicing programs are being administered appropriately and if trends are occurring that suggest and can prevent future problems. This information can be incorporated into a comprehensive service and management program to insure that these power generators are ready to perform when called upon. The result is a system that is as reliable as any other demand response program in the marketplace.

This level of efficiency has not been historically available from onsite power generation. In fact, for decades, generators were often referred to as the “blunt instrument” of demand response. This was due to inefficient communications, monitoring and control programs. Titan has developed a fully integrate program that not only monitors and provides alarm for generators, but offers a complete asset management program that can offer multiple levels of reliability, efficiency that customers require and all utilities need to effectively manage their load control programs.

Our program will be designed to offer the following features and capabilities:

•	Reliable asset management the ability to engineer, install, service and manage all forms of onsite power generation
•	State of the art communications between distributed sources of power generation, the Titan NOC, and utilities
•	New levels of intelligence creating unprecedented efficiencies, reliability and functionality
•	Real time monitoring and control of multiple disparate power sources now available for the first time
•	New forms of data collection, reporting and validation
•	Immediate value. Built to take on current needs in IR, DR, real time pricing and maintenance of power generation assets
•	Versatile. Created to work with all forms of power generation – from diesel generators to renewable.
•	Future applications. Designed for all future energy programs.

Current monitoring systems are primarily defined by the system architecture chosen and the technology used to build it Supervisory Control and Data Acquisition (SCADA) systems are built on a point-to-multipoint architecture, based on central processing, low latency communications, and master/slave protocols. Decisions are made by a central “master station” or by the operator. These systems were first designed for central control operations of pipelines, substations and large central power plants. The disadvantages for onsite power generation application are: Expensive hardware, high monthly operations cost, scalability is an issue and, difficulty in sharing data

Machine-to-Machine (M2M) are web based systems that work off a multipoint-to-multipoint architecture, shared and hosted applications, low to high latency communications, internet protocols (connection and connectionless). M2M is designed to monitor remote sites where SCADA is too expensive and not time sensitive and is often utilized to provide owners of equipment a means to obtain remote data. Advantages are lower hardware costs, reasonable monthly cost, easier to scale. Disadvantages are that user interfaces typically is less sophisticated than SCADA, problems with variable latency, can be difficult to manage and secure, user interfaces typically rudimentary

Titan has recognized that the industry needed much more: and in fact what was required was a hybrid system of SCADA and M2M. Titan’s program is an Asset Management System for Generators, not just an alarm or monitoring system. Titan’s system will incorporate a variety of new data communication technologies: wireless, secure, efficient and cost effective, in order to provide 24/7 information on all aspects of generation assets. This is a new control system that allows real time management of equipment and, immediate response to events: dynamic systems to manage larger networks of power generation assets – networks with automated decisions making and controls to solve problems and optimize operations. New validation measures and reporting: immediate real time information on activities, results and impact and trending, improvement factors, etc.

Our system will be capable of collecting data from all types of Distributed Energy Resources (DERs) or “micro-generators” — diesel and natural gas generators, solar, UPS’s, battery storage, and wind. It is a fully featured and highly engineered system that will be capable of:

•	Being scaled and utilized for thousands of DER’s managed from a central site or distributed locations, and by field technicians nationwide
•	Interfacing and integrating with current and future operations applications
•	An extensible, easily changed User Interface and reporting system
•	An Energy Management System for controlling and scheduling IR generation independently or through utility interaction
•	Aggregating available generation for sale to utilities
•	Capable of integration into future Smart Grid Distributed Generation Programs
•	A “ Utility Grade” Managed Service

A unique feature of Titan’s technology is that it is an architecture that utilizes distributed intelligence. End-Devices act as SCADA Masters and poll in real-time and so can make decisions and report events on an exception basis, perform scheduled tasks utilizing connectionless “over-the-air” protocol. This system is designed to work efficiently and reliably over packet switched networks (e.g.3G and 4G) networks with the following features:

•	End-Devices log data and use store-and-forward data transfer method

•	A data collection engine and database designed for interfacing to any type of equipment
•	Designed to interface to outside or 3rd party systems
•	Designed as a managed service with metadata collected and network management tools used to guarantee and optimize system performance

We have created tools that allow us to ensure reliable data collection and control. We monitor the end-devices, communications paths, data usage, network components, etc.

Future Uses of Titan’s Monitoring and Control Technology. While Titan’s technology was designed and developed to allow us to move quickly and effectively into the IR and DR markets, this versatile system offers many other opportunities for titan to expand its sales and services:

•	Generator (DER) Monitoring: Private Label Monitoring for Manufacturers and Distributors
•	Distributed Generations: Generators, Combined Heating and Power, Solar, Wind
•	Energy Industry: Large industrial and commercial facility energy management; Gas pipeline and compressor stations
•	Water and Wastewater utilities: Water Quality monitoring , water inlets; Wastewater pumping stations
•	Large Industrial Equipment: Rentals (Geofencing and usage monitoring), Chillers, Pumps

SMART POWER: Our Demand Response Service Offering

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

Our SMARTPOWER business is responsible for managing the power generation assets of our customers in utility-sponsored programs that lessen demand during peak periods and lower utility rates for participating customers. When used at specific times, onsite generators can significantly reduce peak loads and reduce energy expenses for industrial and commercial customers in areas where utilities offer reduced rates for participation in peak load reduction programs.

We believe that the market opportunity is significant and will remain so as demand response programs, operational efficiency and energy savings are given increased priority by commercial, institutional and industrial end-users of electricity, and as energy market prices remain volatile. Titan Energy generates revenues in various ways from this program: the sale of power generation equipment, service and maintenance contracts for the equipment after installation, and separate monitoring and management fees for helping the customer comply with the utilities and the regulatory agencies. We are also looking at contracts in 2012 that will allow us to share in the rate savings in return for providing these various services. Our experience with industrial generators, our established relationships with utilities and ability to integrate new communications technology to support demand response programs uniquely position Titan Energy in this business segment.

.

Automated Audit and Inventory Services

We have developed a state of the art auditing and asset management application that can be used to quickly and efficiently record and categorize the power generation assets of a facility. These applications utilize handheld computer tablets and specialized software that downloads wirelessly to Titan’s servers. The process was designed so as to minimize input errors, mistakes in categorizations, or missed data points by the recording technicians. Reports are available immediately to Company personnel and the customer and can be updated anytime.

The advantage of these electronic audit systems is that when combined with Titan’s remote monitoring and service programs, the customer now has a comprehensive asset management program that better protects its equipment, ensures that systems will operate properly and when needed and will save costs on service and repairs through preventative maintenance.

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

Expansion of Our Power Generation Sales in Existing Territories.

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

Increase Equipment Sales in Existing Territories. We now cover rich market territories in the Midwestern, Southeastern and Northeast United States. Our goal is to now begin to exploit these territories by bringing in qualified, professional sales people from the power generation industry that can help us build our brand, our sales and our revenues.

Expand Equipment Sales through Sub Dealer program. Titan Energy has made a commitment to expand its Sub-dealer program in all Titan Energy’s existing territories where it has an exclusive relationship with a manufacturer. Sub-dealers are independent sales and service companies that are authorized by Titan to market, sell and service our line of power generation equipment. Sub-dealers are generally paid a commission on sales. There are several potential sub-dealers in our current territories, representing the ability of Titan Energy to double its equipment and service sales through this program alone.

Expand Our Equipment offerings. UPS, emissions retrofits, others.

Web based Sales. We will seek to expand our ability to offer web based sales of equipment and parts through the development of a sophisticated online ordering system.

Expansion of Our Power Maintenance Programs

Our Maintenance and Service programs usually involve recurring revenues and offer the Company higher margins than equipment sales. Therefore, the Company is focused on aggressively increasing the number of these contracts throughout our territories and expanding the number of national accounts that allow us to service multiple facilities for a customer throughout the United States. We will seek to accomplish this expansion in the following ways:

Improve our Service Management Systems. We are in the process of improving the capability and efficiencies of our software systems that support our Service programs. These improvements will allow us to process, monitor, and validate orders more accurately and efficiently, thereby allowing our company to take on getter numbers of customers.

Increase the number of national accounts. We have been very successful in 2010 and 2011 in acquiring national accounts for our service program. We have developed a nationwide network of service providers that can assist us in providing Titan level of service to our customer anywhere in the United States.

Expand Our Service Sales Force. We believe we have the internal capacity to aggressively expand our service sales in the Midwest and Florida, where we have established operations, without adding significantly to our administrative or overhead expenses. We also plan to open service sales operations in additional territories such as New York, New Jersey and parts of the Midwest where we do not current have service operations.

Sub Dealer Program. Through our sub-dealer program in the Midwest, we expect to acquire relationships with a number of established companies that will also offer Titan Energy additional service opportunities. As with equipment sales, the cost of new service contracts through our sub-dealer program is minimal and as an exclusive dealer in these territories, we are the only authorized service provider for the industrial line of products.

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

As more Demand Response programs are developed and offered, Titan is well suited to help customers participate. Customers with very small generators will be able to participate through an Aggregator. Savvy customers will want to take-advantage of the potentially more lucrative programs the wholesale market. Titan Energy will seek to expand its role in the demand response industry providing a full range of load management services to our industrial and commercial customers. Our services will allow our customers to utilize incentives to reduce electric demand during periods of peak demand using onsite generation to shift load off the electrical grids and thereby preventing grid failures. By improving grid reliability and efficiency, we delay the need for construction of new generation plants. In effect, all consumers of electricity would benefit from our demand response activities. We will enter into contracts with commercial, institutional and industrial customers to help them negotiate and comply with utility sponsored programs for demand reduction. We will support these programs with the ability to install new equipment, maintain existing power generation systems and advanced communications and control technologies. We believe we can attain good growth within our current customer base as well as through establishing these programs with new customers in our service territories.

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

Metering Systems. We have identified a number of metering systems that provide onsite monitoring and information to consumers. We are currently working with a number of end users to determine the validity, efficacy and pricing for these newer series and hope to move into commercial implementation in 2012.

Online, Automated Reporting Services. As the need increases for detailed, real-time information about generator operations and efficiencies due to regulatory and other factors, we intend to provide the reporting and management programs that will allow our customers to more easily and cost effectively comply with regulators.

Sales and Service Support for EPA Requirements on Diesel Engines

Changes in the EPA’s regulatory requirements for diesel engines could have a number of significant impacts on owners of diesel engine generators. We believe that these changes in emissions policy, while posing challenges to everyone in the industry, also bring significant opportunity for Titan Energy. The EPA estimates that there are more than 900,000 back up diesel generators in the U.S. EPRI estimated more than 50,000 of these onsite power generators were enrolled in utility sponsored DR programs back in 2003. The need for emergency power and demand reduction is not going to lessen. The costs of not having power or the ability to support our ailing grid are too high. It is safe to assume that this number could well have doubled by 2012. All of these generators face modification, replacement or additional service requirements in light of the new regulatory requirements as the EPA rolls out its changes in emission policies in 2013 and beyond. This creates a significant market where the expertise of Titan Energy can be uniquely valuable.

Requirements were also established for the cleaner natural gas burning engines. For example, the customer gets the option of buying either a rich-burn natural gas fueled manufacturer certified EPA compliant product or a non-certified product and getting it certified it in the field. For certified engines the owner/operator may adjust, operate, and maintain engine per manufacturer’s instructions and would have to keep records of it. If manufacturer’s instructions are not followed, engine becomes non-certified and compliance must be demonstrated.

For non-certified rich-burn, natural gas fueled engines; the provisions include keeping maintenance plan & records and performance testing on a scheduled basis depending on the size of the engine. These are detailed and technically demanding requirements of any business owner. The ability of a Titan to manage these reporting and testing requirements as well as mange paperwork and compliance, will be a valuable resource to many business owners.

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

We see the following as new areas of significant business for the Company in 2012 onward:

•	New Engines – to replace old generators that either does not meet EPA standards or do not run properly or efficiently? Replacement of diesel with natural gas engines is an opportunity to upgrade as well as meet EPA requirements.

•	Retrofits of old engines – many diesel engines that are enrolled in load shaving programs will have to be retrofitted with systems that remove pollutants from the exhaust. There may also be added requirements and modifications for fuel storage, cleaning and treatment.

•	Improved service and maintenance – all generators, whether in back up or peak shaving, will require improved and more regular service and maintenance.

•	Monitoring, reporting – all generators, diesel and natural gas, will require monitoring and reporting functions that Titan can provide through its automated management platform.

Equipment and Service Sales to Electrical Utilities

Other key utility providers market for Titan Energy includes co-operatives, municipalities, and aggregators. Historically, electric utility companies were formed in North America as regulated monopolies to manage the capital intensive, mission critical service of delivering electricity to end-use customers. In restructured markets, utilities continue to own and maintain their generating plants and transmission and distribution lines, but now independent power generators and electricity suppliers are allowed to openly compete in the market as well.

Titan Energy often works closely with utilities and cooperatives when it comes to interfacing between a customer’s power generation systems and the electrical grid. We also provide energy audits and efficiency programs for the utilities to their customers. When it comes to demand reduction programs we often work with the utility or cooperative to ensure that a customer is meeting the requirements of the rate savings program that the utility sponsors.

Capitalize on Emerging EE and Smart Grid Legislation

The need for demand reduction, energy efficiency and smart grid capabilities has been endorsed by the federal government with the passing of the 2007 Energy Independence and Security Act, which included a smart grid provision allocating federal funds to smart grid projects, and mandating all utilities look at smart grid alternatives prior to building additional generation capacity. The provisions of this Act were strengthened from the passing of the American Recovery and Reinvestment Act in February 2009. This Act is intended to inject billions of dollars into the development and deployments of energy efficiency technologies. It is our intention to pursue opportunities created by federal and state legislation to promote energy efficiency, demand reduction and smart grid technologies and wherever possible to seek financial support for the development and deployment of our new technologies.

Operations

As of December 31, 2011, we had 45 employees. None of our employees is covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and qualified management, technical, marketing and other personnel. Our operation comprises several functionally distinct sub-groups: Executive, Customer, Sales and Services.

Company Offices

Currently we have five offices covering operations in more than twelve states. Our offices are located in Minneapolis, MN; Des Moines, IA; Omaha, NE; Bernardsville, NJ; and Miami, FL. We also have home offices in Houston TX; Tampa Bay FL and Detroit MI.

Executive Operations

Executive operations primarily deal with the roles and responsibilities that we have as a public traded company. This involves general fiduciary and operational oversight, compliance with SEC financial reporting requirements, meeting with our Board of Directors, as well as shareholder and investor relations. Currently we have two individuals in executive operations: our Chief Executive Officer and Chief Financial Officer.

Customer Operations

Customer operations are responsible for all project management, hardware installation, and on-going customer relationship management. The 7 members of this group include project managers, accounts receivable and accounts payable personnel, warranty specialists, accounting directors and assistants and administrative support. Three of these individuals are located at our Minneapolis office, one in Florida, one in Texas and one in New Jersey.

Sales Operations

As of December 31, 2011, our sales team consisted of 20 employees. We organize our sales efforts by product type.

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

Our contract programming is provided by our Houston, TX home office and consists of 2 employees.

Service Operations

Titan Energy prides itself on the quality, training and commitment of our Service Department. We feel that delivering timely, quality service to our customers is the best way to maintain loyalty and generate new sales.

Personnel. We have a total of 16 service technicians located in the Midwest, New Jersey and Florida. Three of these people are considered master technicians who have received advanced training and instruction on power generation systems and related equipment. All technicians are required to receive on-going training and education through programs offered by our manufacturers.

Trucks and Service Vehicles – we have a total of 15 modern, fully equipped service trucks which carry more than $230,000 of equipment, parts and tools. Since some of our customers are located in remote areas, our trucks must be properly equipped to complete a job while on site.

Equipment – we also have numerous special tools and equipment which are necessary to perform our duties as service technicians for these sophisticated power generation systems. These tools include load banks, fuel cells for refueling, fluke meters, infrared scanners, warranty kits, and all tools required to work on electrical and mechanical systems that make up a power generation system.

Technologies – we offer remote monitoring systems which allow us to place a monitoring device on a power generation system and transmit data from that equipment to our offices where systems can be monitored 24-hours a day. These systems can also be used to remote start power generation equipment and perform various tests that provide the equipment’s status and diagnostics...

Inventory — Titan Energy carries approximately $619,000 in inventory. We have nearly $100,000 in inventory at our Florida facilities, a number which can increase if there is a presence of threat of major storms in the area.

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

Research and Development

We have expended considerable resources in the development of our monitoring and control technologies. This includes the acquisition of Stanza Systems as well as more than $547,000 in development money to building out this program and making it ready for market. We expect to continue to have to expense additional capital and resources to expand the capabilities of these systems and to maintain it as we introduce it into the marketplace.

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

Available Information

Our corporate website is located at www.titanenergy.com. On the investor relations section of our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, and D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

Risk Factors

Our Need for Capital to Support Future Growth

Titan Energy will need additional capital to continue operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that Titan Energy will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on Titan Energy’s financial position and results of operations and ability to continue as a going concern. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to Titan Energy. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock

ITEM 2.  Description of Property

We lease office space and warehouses at the following locations:

▪	55820 Grand River Avenue, Suite 225, New Hudson MI 48165. This is a 3-year lease agreement, at a cost of $1,500 per month. The expiration date for this lease is September 30, 2013.

▪	6177 Center St., Suite 103, Omaha, NE 68106. This is a 2-year lease agreement, at a cost of $1,151 per month. This lease expires on. February 28, 2013

▪	6130 Blue Circle Drive, Suite 600, Minnetonka, MN 55343 (our executive offices). This is a 5-year lease with a cost of $4,400 per month. This lease is an agreement with John Tastad, who was a Director and the Chief Executive Officer of the Company at the time of the signing of the lease. Mr. Tastad continues to be a major shareholder in the Company. The lease expiration date is November 30, 2012.

▪	1451 Northeast 69th Place, Suite 43, Ankeny, IA 50021. This is a 2-year lease at a cost of $1,200 per month. This lease expires on. August 31, 2013.

▪	6971 Washington Avenue South, Edina, MN 55439. This is a 3-year leases at a cost $2,178 per month. This lease expires on August 31, 2012.

▪	1900 N. W. 84th Street, Doral, FL 33126. This is a lease for 38-months at a cost of $6,507.00 per month. This lease expires on August 31, 2013.

▪	150 Morristown Road, Suite 207, Bernardsville, NJ 07924. This is a 3 -year lease at a cost of $3,000 per month. This lease expires on September 30, 2013.

ITEM 3.  Legal Proceedings

The Company subsidiary Titan Energy Development, Inc. has been sued by the landlord for non-payment of our lease of offices in Houston. The Company made the decision to leave the office when its research and development activities on the monitoring software were completed and efforts to renegotiate or sublease the office space were unsuccessful. The Company has not been able to maintain lease payments on this property and was subsequently sued. The Company is seeking a settlement with the Plaintiff. Currently the present value of the lease obligation is $122,000.

The Company has also been sued on the non-payment of a settlement agreement with a previous vendor for $25,000. The settlement relates to work performed in 2008 and 2009 for a discontinued operation. The contractor is requesting that his total invoices of $44,481 be paid. The Company believes that all but $25,000 has been paid to the vendor and is seeking a settlement on that remaining amount. On March 29, 2012 an Entry of Default was filed with the State of Michigan in the Circuit Court for the County of Oakland. On April 18, 2012, the Plaintiff’s motion for default judgment was granted. The judgment amount includes the invoices plus interest totaling $52,372.The Company is planning to appeal this judgment.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

Since May 19, 2003, our common stock has been quoted on the OTC Bulletin Board under the symbol “SFTV.OB.” On December 28, 2006, our symbol was changed to “TEWW.OB.” On August 10, 2007, our symbol was changed to “TEWI.OB”. On December 19, 2011 the Company was removed from the OTC Bulletin Board due to a delinquent filing. The Company stock is now traded on the pink sheet under the symbol TEWI.PK.

The following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Calendar Year 2011
First Quarter	0.3800	0.2100
Second Quarter	0.2800	0.1700
Third Quarter	0.2500	0.1100
Fourth Quarter	0.1300	0.0100
Calendar Year 2010
First Quarter	0.6000	0.4500
Second Quarter	0.6000	0.5100
Third Quarter	0.8900	0.3700
Fourth Quarter	0.8500	0.2600

HOLDERS

We have 36,084,315 shares of our common stock outstanding as of Apri16, 2012 held by approximately 280 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDENDS

We have not paid dividends to our stockholders in the last two fiscal years and have no intention to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2011 the Company sold following securities:

1.	10% Promissory Note with a term of one year from date of issuance. The Noteholder, at its sole option, shall have the right to convert the Principal Amount and all accrued but unpaid interest into Common Stock of the Company. The number of common shares issued to the Noteholder upon conversion will be determined as Principal plus interest at the lesser of (i) $0.25 per share or (ii) the “Qualified Offering” price. A Qualified Offering is a transaction resulting in $2,000,000 of gross proceeds. The company issued $300,000 of these notes in the second quarter of 2011.
2.	11% Convertible Promissory Note with a term of five months from date of issuance. The Noteholder shall have the right to convert the principal amount and all accrued but unpaid interest into Common Stock of the Company by an amount equal to fifty percent (50%) of the average of the lowest three closing bid prices for the Company’s publicly traded shares of Common Stock in the twenty (20) trading days prior to conversion. Notwithstanding the above, there is a minimum conversion price of $.03 per share.

The foregoing shares of stock were issued in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

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

OUR BUSINESS

We specialize in the sales and management of onsite power generation for industrial and commercial customers. By utilizing advanced communication technologies, automated data collection, reporting systems and remote monitoring capabilities, we believe we are creating a new standard for power asset management and are leading the way for critical energy management programs such as demand response and distributed generations. In fact, we believe we are one of the first companies to combine expertise in power generation asset management with real time information processing to create a more reliable and effective Smart Grid approach to onsite power management.

In 2006, we acquired Stellar Energy, a Minneapolis-based provider of power generation equipment and service. Stellar Energy is now called Titan Energy Systems (‘TES”) and has expanded its number of sales and service offices to include Nebraska, Iowa, North and South Dakota, New York, New Jersey and Connecticut. TES provides our company and its satellite offices with accounting and administrative support.

In 2009, we acquired the Industrial and Service Division of RB Grove, a 52-year old power generation provider located in Miami, Florida. This company is now called Grove Power Inc. (“GPI”) and it is responsible for our long term goal to expansion throughout the Southeastern United States...

In 2009, we acquired a power generation business in New Jersey that provide us with purchase orders, backlog and extensive customer and marketing relationships in New York, Connecticut and New Jersey. This business has been merged into TES.

In 2010, we acquired Sustainable Solutions, Inc (“SSI”), which is engaged in providing energy audits, energy consulting and energy management services in the Midwest region.

In 2010, TEDI acquired Stanza Systems (“Stanza”) in a stock purchase transaction; provide us with a software development company experienced in smart grid and utility operations. Stanza has developed network communications software that we plan to utilize in our generator service business.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Sales

Sales for the year ended December 31, 2011 were $14,065,980 compared to $14,043,800 for the year ended December 31, 2010. The following table summarizes our sale by their segments:

	Power	Energy
	Distribution	Services
2011	$9,056,035	$5,009,945
2010	10,068,749	3,975,051
Increase/(decrease)	$(1,012,714)	$1,034,894
Percent Increase	(10)%	26%

The Company’s strategic plan for 2011 included an increase of efforts to expand our Energy Services segment because of the higher margins available. The increase in sales is partially attributable to the expansion of our national accounts program which posted sales of $447,500 in 2011. The increased sales in this segment is also attributable to a full year of Stanza contract sales compared to only two months of recorded sales in 2010. This accounts for approximately $350,000 of the increase. The remainder of the increase is attributable to growth in our normal service business and preventive maintenance programs in the Midwest region. We attribute the decrease in sales in the Power Distribution segment to the general economic downturn in our geographic regions and the need for more experienced sales personnel. The Company has subsequently replaced two sales positions with more experienced personnel. We believe the changes we have made are having a positive impact as the Power Distribution segment has recently achieved a record high backlog of $7 million in February 0f 2012.

Cost of Sales

Cost of sales was $10,088,911 for the year ended December 31, 2011 compared to $10,185,490 for the year ended December 31, 2010

	Power	Energy
	Distribution	Services
2011	$7,586,719	$2,502,192
2010	8,333,775	1,851,715
Increase (Decrease)	$(747,056)	$650,477
Percent of Sales
2011	84%	50%
2010	83%	47%

The lower dollars of cost of sales in the Power Distribution segment is attributable to lower equipment sales. The higher percentage of cost sales is attributable to the Midwest and Florida operations that have greater competition and therefore we take lower margins on some sales in order to maintain market position in these regions.

The increased cost of sales in the Energy Service segment is attributable to our national account program which contributed $375,000 in costs that were not incurred in 2010. The Stanza contract sales business cost of sales was $236,000 higher than 2010, which was only two month period. Our normal service and preventive maintenance program cost of sales as percentage of sales was 45% compared to 46% in 2010. This improvement can be attributed primarily to improved management of the Grove’s service department.

Selling and Service Expenses

Sales and services expenses include all of sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Selling and Service expenses were $2,567,073 for the year ended December 31, 2011, compared to $2,731,926 for the year ended December 31, 2010. The following table summarizes the areas of costs in this category:

	Power	Energy
2011	Distribution	Services
Payroll related costs	$1,135,918	$1,026,965
Shared based compensation	40,565	54,483
Other	84,761	224,381
Total	$1,261,244	$1,305,829
2010
Payroll related cost	$997,323	$976,323
Shared based compensation	287,288	62,246
Other	104,179	304,567
Total	$1,388,790	$1,343,136

Decrease	$(127,546)	$(37,267)
Percent of Sales
2011	14%	26%
2010	14%	34%

The decrease in costs is primarily attributable to shared based compensation which was granted in November of 2009 and fully recognized in 2010.The increase in Power Distribution Payroll is due to the addition of an additional sales manager at the beginning of 2011. The lower cost in Power Distribution Other is due to a reduction in spending on advertising. The increase in the Energy Service Payroll costs were primarily due to our launch of the sales effort for our generating monitoring system. In the previous year, this cost was part of research and development expense. The decline in the Energy Services Other category was primarily attributable to lower maintenance and insurance costs for our fleet of service vehicles.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facility and office functions which we can allocate to our segments. General and administrative expenses were $1,787,931 for the year ended December 31, 2011, compared to $1,272,344 for the year ended December 31, 2010.

	Power	Energy
2011	Distribution	Services
Payroll related costs	$85,840	$425,251
Shared based compensation	10,170	38,426
Facilities	221,051	284,193
Factoring Fees	89,107	30,076
Travel & Meals	59,703	39,235
Other	196.440	308,539
Total	$662,211	$1,125,720
2010
Payroll related cost	$164,098	129,573
Shared based compensation	8,770	8,770
Facilities	111,691	148,433
Travel & Meals	50,510	40,111
Other	252,058	358,331
Total	$587,126	$685,218
Increase	$58,661	$416,383

The increase in costs in the Power Distribution segment is attributable to factoring fees that we incurred when we switched from a bank credit facility in 2011 to a factoring arrangement to handle our accounts receivable. The increase in the Energy Service cost is also attributable to factoring fees as well as the full year effect of Stanza in 2011. The cost increase from Stanza in 2011 was approximately $400,000 more compared to 2010 when we reported only two months of activity for Stanza.

Research and Development

We entered into a contract in June 2010 with a third party to design and develop a remote monitoring system dedicated d to onsite power generation equipment. We believe that there are few alternatives available in the market place that support the management of onsite power generators in the manner that is required by peak shaving, demand response and energy efficiency programs, and so to better serve these marketplaces, Titan needed to develop its own monitoring program. The expense for this research and development for the year ended December 31, 2011 was $194,239 as compared to $353,562 for the year ended December 31, 2010. The Company has completed this software package and has begun to market it to customers. As of December 31, 2011 we have not sold any of these monitoring packages, but we have several potential customers that may buy our package in 2012.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the year ended December 31, 2011 was $1,276.056, as compared to $1,746,194 for the year ended December 31, 20109. The following table show the costs related to corporate activities:

	2011	2010
Payroll related activates	$645,188	$641,030
Stock Compensation	103,011	100,551
Professional Fees	284,786	185,414
Investor Relations	26,197	124,982
Shared based payments for professional services	-	365,549
Travel	138,378	256,379
Other	78,496	72,289
Total	$1,276,056	$1,746,194

The most significant impact to lower costs in 2011 was that we did not use any shared based payments for professional services. These share based payment agreements were entered into 2009 and were amortized to cost through 2010. The other significant saving was in travel as we scaled back the travel and other activities related to raising funds and investor relations for the Company.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the year ended December 31, 2011 was $352,233 compared to $250,362 in the year ended December 31, 2010. The costs attributable to the depreciation associated with the purchase of the Stanza assets and with the software package developed and capitalized this year accounted for $89,000 of the higher costs.

Other Expenses

The following table below is summarizing the items in this category:

	2011	2010
Interest expense, net	$520,022	$236,369
Amortization of debt discount	916,379	958,287
Amortization of deferred financing costs	150,458	77,980
Present value lease obligation	105,693	-
Loss on modification of convertible debt	253,181	-
Change in fair value of embedded conversion feature	(246,862)	-
Change in fair value of contingent consideration	(117,898)
Change in fair value of warrants	(350,240)	(90,667)
Total	$1,230,733	$1,181,969

The Company’s outstanding debt as of December 31, 2011 before applying any debt discount is $2,790,370 compared to $2,458,277 in 2010, a net increase of $332,093 resulting as approximately $30,000 of interest expense in 2011. The increase in interest expense is attributable to extending certain convertible notes with a corresponding increase in the interest rate from 10% to 12%. These notes were outstanding for the full year in 2011 resulted in interest expense of $177,353 compared to $61,446 for year ended December 31, 2010. Included in interest expense are vendor finance charges of $50,000 over 2010. In addition, we discovered an error on two notes in the purchase of Stanza that resulted in recording $66,869 in interest not properly accrued on those notes. We also had to replace our bank credit line with a factoring arrangement that has an interest rate of 7.75%. Our weighted average interest rate at the end of the year for 2011 was 11.4% compared to 9.1% in 2010

Our convertible debt has warrants and beneficial conversion features which are accounted for in accordance with ASC 470, whereas we must determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At December 31, 2011 there is unamortized discount totaling approximately $28,000 on our balance sheet that will be expensed in 2012. At the end of the third quarter 2011 we changed the terms of $1,650,000 of convertible debt requiring us to treat the change as an extinguishment of debt. This resulted in the loss modification of $253,181. The embedded conversion feature and the warrants are treated as liability and are re-measured with each reporting period. The gain in the change of fair value results from the decline in the value of our common stock. The Company stock price as of December 31, 2011 is $0.03. If the stock price increases in the future these fair value items will be reported as other expenses,

The Company has determined that the contingent consideration related to the acquisition of Stanza will not be realized as the current forecast for this business revenue will not exceed $3 million in 2012.

The deferred financing costs represent fees and commissions paid to brokers or individuals that helped us raise debt or equity. The fees are amortized over the life of the debt.

The present value of the lease obligation is a calculation used to determine the fair value of a lease that the Company has defaulted on due to its inability to pay. The unexpired lease term is 37 months and the value of this lease obligation will continue to accrue unless there is settlement between the Landlord and the Company. The Landlord has filed a lawsuit against the Company to collect unpaid and future lease payments.

Liquidity and Capital Resources

The Company incurred a net loss for the year ended December 31, 2011 of $3,435,009. At December 31, 2011 we have an accumulated deficit $33,364,735. In addition, we were in default at December 31, 2011 on notes payable of $530,000 plus interest. In the first quarter, an additional $1.5 million of notes were in default. We have negotiated with several our debt holders totaling $1,875,000 of convertible notes to extend their notes to April 1, 2013. In return for granting the extension we issued five year warrants totaling 2,178,425 with a strike price of $0.10. Although we still have $710,000 of notes that are in default, we believe that these debt holders will not take any adverse actions against the Company. The company has raised an additional 200,000 of convertible notes in the first quarter. The Company also issued a promissory note for $67,700 bearing interest of 8% and due in March 9, 2014. .However, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

During the year ended December 31, 2011, cash used by operations was $1,091,921. We used cash for investing activities of $29,940 primarily for our New Jersey and Florida sales office. Cash provided by financing activities was $292,876. The Company was able to raise approximately $430,000 of new debt and paid off $106,000 of old debt. The Company has raised new convertible debt of $267,700 since year end.

The Company has had periodic difficulties keeping current with various suppliers during 2011. Most of our major vendors require us to pay in 30 days, however collection of payment from our customers takes an average of 60 days and therefore we have used our factoring obligation to pay our suppliers. During 2011, we incurred vendor financing charges of $64,000. In June 2010, the Company replaced it bank credit line with a factoring obligation. The interest rate on the factoring obligation is 7.75% compared to our credit line of 7.5%. However, in addition to interest we pay a factor fee on each receivable that we elect to factor. The total costs of these factoring fees and interest were $153,998 for the period of June 17, 2011 through December 31, 2011, this compares to $36,053 in interest and financing fees for the same period in 2010. These extra costs have had an adverse impact on our liquidity position.

To address its cash flow issues, the Company has instituted a policy that each operating subsidiary covers its cash requirement. This has resulted in certain operations accruing payroll and deferring payments on non-critical expenses. In April of 2011 the Company cut about $750,000 of expenses by reducing pay and elimination of certain positions. The Company continues to look for cost savings expecting to either receive better terms on its factoring agreement. The Company accounts payable over 90 days past due at December 31, 2011 was $565,000. At December 31, 2011, we had $139,482 in cash and short-term investments. The company will need to raise additional funds, consider selling portions of the operation that cannot perform on a cash flow positive basis or otherwise reduce its cash related expenses during the year to have sufficient liquidity to operate the business.

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

•	Management defines adjusted EBITDA as net income (loss), excluding depreciation, amortization, stock based compensation, interest, income taxes (benefit) and other income and expenses. Adjusted EBITDA also eliminates items that do not require cash outlays, such as warrants and beneficial conversion features from issuing convertible securities which are treated as debt discounts and amortized to expenses; fair value adjustment for warrants and embedded conversion features, which is dependent on current stock price, volatility, term and interest rate which are factors that are not easily controlled; and amortization expense related to acquisition-related assets, which us based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from the actual performance of the asset, are based on the value determined on acquisition date and may not be indicative of current or future capital expenditures. Management has also eliminated the effect of contingent consideration that was established in the purchase of Stanza which based on current assumptions this liability will not be realized. We also will eliminate from our net loss the present value of the lease obligation as this is not part of our continuing operations.

•	Adjusted EBITDA may have limitations as an analytical tool. The adjusted EBITDA financial information presented here should be considered in conjunction with, and not as a substitute for or superior to, financial information presented in accordance with GAAP and should not be considered as a measure of our liquidity. Further, adjusted EBITDA as a measure may differ from other companies and therefore should not be used to compare our performance to that of other companies.

Adjusted EBITDA was negative $1,577,130 and negative $1,397,426 for the years ended December 31, 2011 and 2010, respectively. Although our “adjusted EBITDA” was a greater negative number in 2011, in the fourth quarter of 2011 our “adjusted EBITDA” was negative $206,062 the lowest level since June 30 2010.

The reconciliation of adjusted EBITDA to net loss is set forth below:

	December 31.	December 31.
	2011	2010
Net loss	$(3,435,009)	$(3,674,120)
Add back:
Depreciation and amortization	352,233	250,362
Stock based compensation and payments	274,912	844,363
Interest	520,022	236,369
Amortization of debt discount	1,066,837	1,036,267
Loss on modification of convertible debt	253,181	-
Present value of lease obligation	105,694	-
Fair value adjustment of conversion option	(350,240)	-
Fair value adjustment in contingent consideration	(117,898)	-
Fair value adjustment on warrants	(246,862)	(90,667)
Adjusted EBITDA	$(1,577,130)	$(1,397,426)

Off-Balance Sheet Arrangements

None.

Critical accounting policies and use of estimates

       The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts,, inventory obsolesces, purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations.

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

For equipment sales, the Company recognizes revenue when the equipment has been delivered to the customer and the customer has taken title and risk of the equipment. For service and parts sales, the Company recognizes revenue when the parts have been installed and over the period in which the services are performed. The Company in some circumstances will require customers to make a down payment that is included in customer deposits and the revenue is deferred until work has been completed. The Company also has long-term maintenance agreements that the customer may elect to pay in advance. The revenue recognition on these contracts is based on when the work is performed.

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

We conducted our annual impairment test as of December 31, 2011. In order to complete the annual impairment test, we performed detailed analyses estimating the fair value of our reporting unit utilizing our forecast for the fiscal year ending December 31, 2012 with updated long-term growth assumptions. As a result of completing the first step, the fair value exceeded the carrying value, and as such the second step of the impairment test was not required.

Income Taxes

The Company accounts for income taxes under the asset and liability whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2011 and December 31, 2010 the Company had no unrecognized tax benefits due to uncertain tax positions.

Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

The Company’s federal tax reporting is not currently under examination by the Internal Revenue Service (“IRS”); some of the Company’s state income or franchise tax reporting is under examination by some of the state authorities. The Company has accrued the exposure on state income taxes in the amount of $8,500. However fiscal years 2008 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of December 31, 2011, the Company had potentially dilutive shares related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive. See Note 1for the details of impact of potentially dilutive securities.

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” Amendments in the ASU do not extend the use of fair value accounting but provide guidance on how it should be applied where its use is already required or permitted by other standards within International Financial Accounting Standards (“IFRS”) or U.S. GAAP. ASU 2011-04 supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS. Certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. We expect the adoption of ASU 2011-04 to have no material impact on our financial position and results of operations.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment.” ASU 2011-08 allows an entity to assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. Step one would be required if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. This is different than previous guidance, which required entities to perform step one of the test, at least annually, by comparing the fair value of a reporting unit to its carrying amount. An entity may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. ASU 2011-08 does not change the guidance on when to test goodwill for impairment. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We expect the adoption of ASU 2011-08 to have no material impact on our financial position and results of operations.

Other Accounting Standards Updates, which are not effective until after December 31, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or the results of operations.

ITEM 8.  Financial Statements

TITAN ENERGY WORLDWIDE, INC.

Consolidated Financial Statements and

Report of Independent Register Public Accounting Firm

December 31, 2011 and 2010

MANAGEMENT REPORT

The Company’s Consolidated Financial Statements have not been audited as of December 31, 2011 or for the year ended December 31, 2011. The Company was audited as of December 31, 2010 and for year ended December 31, 2010 by their independent accounting firm which issued their audit opinion on March 31, 2011. The audit has not been performed due to the cost and availability of cash required to pay past due fees owed to our independent accountant firm. These Consolidated Financial Statements have been prepared by Management in accordance with generally accepted accounting principles and applicable rules and regulation of the Securities and Exchange Commission.

Titan Energy Worldwide, Inc.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	Unaudited
	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$139,432	$968,416
Accounts receivable less allowance for doubtful accounts	2,045,766	2,291,837
Inventory, net	619,518	693,013
Other current assets	52,996	279,397
Total current assets	2,857,712	4,232,663
Property and equipment, net	747,566	566,224
Customer and distribution lists, net	628,118	787,365
In-process research & development	-	341,136
Goodwill	1,351,695	1,351,695
Other assets	31,092	60,062
Total assets	$5,616,183	$7,339,145
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$2,404,538	$2,417,950
Accrued liabilities	1,807,422	1,649,176
Customer deposits and deferred revenue	234,339	265,222
Short- term credit facility	-	992,558
Factoring obligation	959,868	-
Notes payable - current portion	210,370	165,862
Current portion of convertible debt, net of discount	2,551,216	1,220,317
Total current liabilities	8,167,753	6,711,085
Notes payable, less current portion	-	7,405
Convertible debt, net of unamortized discount	-	185,520
Other long term liabilities	122,248	117,898
Total long –term liabilities	122,248	310,823
Total liabilities	8,290,001	7,021,908
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $,0001 par value, issued and outstanding 344 and 368, shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 31,472,127and 30,371,522 shares, respectively	3,147	3,037
Treasury stock, at cost, held 1,550,000 and 1,700,000 shares, respectively	(775,000)	(850,000)
Additional paid-in capital	31,462,768	31,093,925
Accumulated deficit	(33,364,735)	(29,929,726)
Total stockholders’ equity (deficit)	(2,673,818)	317,237
Total liabilities and stockholders’ equity (deficit)	$5,616,183	$7,339,145

See accompanying notes to the unaudited consolidated financial statements.

Titan Energy Worldwide, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011 and 2010

	Unaudited
	2011	2010
Sales of equipment	$9,056,035	$10,068,749
Sales of service and parts	5,009,945	3,975,051
Net sales	14,065,980	14,043,800

Material cost and labor for equipment	7,586,719	8,333,775
Material cost and labor for service and parts	2,502,192	1,851,715
Total cost of sales	10,088,911	10,185,490
Gross profit	3,977,069	3,858,310
Operating expenses:
Selling and service expenses	2,567,073	2,731,926
General and administrative expenses	1,787,931	1,272,344
Research and development	194,239	353,562
Corporate overhead	1,276,056	1,746,194
Depreciation and amortization	352,233	250,362
Gain on sale of fixed assets	3,813	(3,927)
Total operating expenses	6,181,345	6,350,461
Operating Loss	(2,204,276)	(2,492,151)
Other Expenses
Interest expense, net	520,022	236,369
Amortization of debt discount and financing costs	1,066,837	1,036,267
Present value of lease obligation	105,693	-
Loss on modification of convertible debt	253,181	-
Change in fair value of embedded conversion feature	(246,862)	-
Change in fair value of contingent consideration	(117,898)	-
Change in fair value of warrants	(350,240)	(90,667)
Total Other Expense, net	1,230.733	1,181,969
Net loss	(3,435,009)	$(3,674,120)
Weighted average number of shares outstanding	31,043,281	23,257,082
Basic and diluted (loss) per common share	$(0.11)	$(0.16)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011 and 2010

	Common Stock		Preferred Stock		Treasury shares
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2009	17,153,495	$1,716	794	$1	2,740,000	$(1,370,000)
Stock issued for the conversion of Preferred D		680	(426)		(1,040,000)	520,000
Stock issued for conversion of convertible notes	1,249,655	125
Stock issued for the exercise of options	4,703,045	470
Stock issued for the purchase of Stanza Technology	413,333	41
Stock issued for services	50,000	5
Stock option issued for services
Stock options issued for compensation
Beneficial conversion feature on Convertible debt
Stock options issued for the purchase of SSI
Cost of issuing stock certificates
Net loss for the year
Balance December 31, ,2010	30,371,572	$3,037	368	$1	1,700,000	$(850,000)
Stock issued for the conversion of Preferred D	860,599	86	(24)		(150,000)	$75,000
Stock issued for conversion of convertible notes	239,956	24
Stock issued for the exercise of options
Stock options issued for compensation
Beneficial conversion feature on Convertible debt
Cost of issuing stock certificates
Net loss for the year
Balance December 31,, 2011 (Unaudited)	31,472,127	$3,147	344	$1	1,550,000	$(775,000)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011 and 2010 (Continued)

	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2009	$29,141,643	$(26,255,606)	$1,517,754
Stock issued for the conversion of Preferred D	(520,680)		-
Stock issued for conversion of convertible notes	431,030		431,155
Stock issued for the exercise of options	1,169		1,639
Stock issued for the purchase of Stanza Technology	185,959		186,000
Stock issued for services	22,495		22,500
Stock option issued for services	216,461		216,461
Stock options issued for compensation	228,814		228,814
Beneficial conversion feature on Convertible debt	1,320,748		1,320,748
Stock options issued for the purchase of SSI	71,671		71,671
Cost of issuing stock certificates	(5,385)		(5,385)
Net loss for the year	-	(3,674,120)	(3,674,120)
Balance December 31, 2010	31,093,925	$(29,929,726)	317,237
Stock issued for the conversion of Preferred D	(75,086)		-
Stock issued for conversion of convertible notes	39,969		39,993
Stock option issued for services	125,000		125,000
Stock options issued for compensation	274,912		274,912
Beneficial conversion feature on convertible debt	4,000		4,000
Cost of issuing stock certificates	(270)		(270)
Other	318		318
Net loss for the year	-	(3,435,009)	(3,435,009)
Balance December 31, 2011 (Unaudited)	31,462,768	(33,364,735)	(2,673,818)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011 and 2010

	Unaudited
	2011	2010
Operating activities:
Net loss	$(3,435,009)	$(3,674,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	274,912	478,814
Depreciation and amortization	352,233	250,362
Amortization of debt discount and financing costs	1,066,837	1,036,267
Stock and stock options for services		365,549
Change in fair value of lease obligation	122,248	-
Loss on modification of convertible debt	253,181	-
Loss (Gain) on sales of fixed assets	3,813	(5,228)
Change in fair value of embedded conversion	(33)
Change in fair value of contingent consideration	(117,898)
Change in fair value of warrants	(350,240)	(90,667)
Changes in operating assets and liabilities:
Accounts Receivables	246,071	(371,269)
Inventory	61,495	188,817
Other assets	90,339	30,657
Accounts payable	(19,329)	971,869
Accrued liabilities and customer deposits	300,415	153,940
Net cash (used) provided in operating activities	(1,091,921)	(665,009)

Investing activities:
Purchase of fixed assets	(29,940)	(111,629)
Asset purchased in business acquisitions	-	(240,595)
Proceeds from sales of fixed assets	-	18,415
Net cash used in investing activities	(29,940)	(333,809)

Financing activities:
Net change short term revolving line of credit	(992,558)	385,000
Proceeds provided by convertible debt	330,000	2,110,000
Net borrowings from factoring obligation	959,868	-
Proceeds from stock warrant exercised	2,250
Proceed of short term note	100,000	-
Payment of convertible debt	-	(135,000)
Payment of notes payable	(106,414)	(264,404)
Payment of financing costs	-	(173,763)
Costs associated with preferred stock	(270)	-
Net cash provided by financing activities	292,876	1,921,833
Increase (decrease) in cash and cash equivalents	(828,984)	923,015
Cash and cash equivalents, beginning of year	968,416	45,401
Cash and cash equivalents, end of period	$139,432	$968,416

See accompanying notes to consolidated financial statements.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the “Company”) was incorporated on December 28, 2006 in the state of Nevada. The Company’s stock is traded on the OTC Pink Sheets under the symbol of TEWI.PK.

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

On November 1, 2009, the Company acquired certain assets and assumed liabilities for a sales office in New Jersey. This business had open orders at date of acquisition of approximately $3,000,000. The Company agreed to pay the owner $150,000. This sales office has been consolidated with the TES operations.

On January 1, 2010, the Company acquired the stock of Sustainable Solutions, Inc., (“SSI”) a company that performs energy audits, consulting and management services. The purchase price for this business was a stock option to purchase 200,000 shares of the Company’s common stock at of $0.50 per share. We used the Black-Scholes method to value the stock option for this acquisition at $71,671. The primary asset of the business was a contract with a major utility company to perform energy assessments for the three year period from 2010 to 2012.

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

At December 31, 2011 and December 31, 2010, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

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

Principles of Consolidation

The financial statements include the accounts of the Company and its 100% owned subsidiaries, TES, GPI, SSI and Stanza. The

Reclassifications

In 2010, the Company’s presentation of the Statement of Operations has been changed to reflect the shared- based compensation expense and payments into the line items for sales and service expense, research and development, general and administrative and corporate overhead

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

The accompanying Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss for the year ended December 31, 2011 of $3,435,009. At December 31, 2011, the Company had an accumulated deficit of $33,364,735. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

•	Management plans to raise additional capital in 2012 through debt or equity offerings and in the first quarter of 2012 it raised $200,000 of convertible debt. The company also raised 67,700 in a promissory note due in March 9, 2014.
•	Management has been successful in 2012 by having several debt holders totaling $1,875,000 to extend their notes to April 1, 2013 for additional warrants. The Company plans to continue this effort to have debt holders to extend their notes. (See Note 17)
•	Management is taking immediate steps to expand and increase its service sales and work order flow. Service sales account for the highest margins of any business segment and the quickest turnaround in terms of customer payments.
•	Management is also implementing new cost-saving automation processes in the service department to further cut expenses in service and improve margins. Backlog for equipment sales is at the highest level in years. Improved sales backlogs will provide additional cash flow.
•	Management will consider stock payments for certain vendors to reduce cash liabilities.
•	The Company will continue to identify and implement cost saving actions throughout the Company.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the years ended December 31, 2011 and 2010, the Company has entered into several non-cash transactions in order to provide financing for the Company and conserve cash. The table below shows the transactions that occurred during the past two years.

	2011
	(Unaudited)	2010
Stock warrants not subject to fair value	$125,000	$-
Common stock issued for conversion of Series D Preferred Stock	$113,568	$3,429,324
Stock issued for the conversion of convertible debt	$39,992	$431,155
Common stock issued for net share exercise of warrants	$-	$1,639
Stock option issued for purchase of SSI	$-	$-
Stock issued for acquisition	$-	$180,000

Interest paid for the years ended December 31, 2011 and 2010 were $88,049 and $87,206, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and assumption earn- out at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For equipment sales, the Company recognizes revenue when the equipment has been delivered to the customer and the customer has taken title and risk of the equipment. For service and parts sales, the Company recognizes revenue when the parts have been installed and over the period in which the services are performed. The Company in some circumstances will require customers to make a down payment that is included in customer deposits and the revenue is deferred until work has been completed. The Company also has long-term maintenance agreements that the customer may elect to pay in advance. The revenue recognition on these contracts is based on when the work is performed.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be a cash equivalent.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk include cash and cash equivalents. The Company maintains its cash in well-known banks selected based upon management’s assessment of the bank’s financial stability. Balances may periodically exceed the Federal Deposit Insurance Corporation limit that is currently $250,000.

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

	December 31,	December 31,
	2011	2010
Furniture and office equipment	$203,769	$195,870
Software	644,550	298,503
Vehicles	57,900	97,673
Tools and shop equipment	169,733	152,602
Rental equipment	97,983	97,983
Accumulated depreciation	(426,369)	(276,407)
Net property and equipment	$747,566	$566,224
Depreciation expense	$192,986	$100,324

Intangible Assets

The Company evaluates intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles that represent customer lists, distribution list and contracts. These intangible have finite lives and therefore are required to be amortized to expense. The Company believes that the useful life of these intangibles range from 5-10 years. The accumulated amortization at December 31, 2011 and December 31, 2010 was $560,699 and $401,422, respectively. The Company expects amortization expense for the next five years as follows: 2012-$156,617: 2013-$136,617: 2014-$121,117: 2015-$88,617: 2016-88,617.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In performing the test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We consider a number of factors to determine the fair value of a reporting unit. The valuation is based upon expected future discounted operating cash flows of the reporting unit... We base the discount rate used to arrive at a present value as the date of the impairment test on our weighted average cost of capital. If the carrying value of the reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.

We conducted our annual impairment test as of December 31, 2011. In order to complete the annual impairment test, we performed detailed analyses estimating the fair value of our reporting unit utilizing our forecast for the fiscal year ending December 31, 2011 with updated long-term growth assumptions. As a result of completing the first step, the fair value exceeded the carrying value, and as such the second step of the impairment test was not required.

The changes in the carrying value of Goodwill for the years ended December 31, 2011 and 2010 were as follows:

	2011			2010
		Accumulated	Net		Accumulated	Net
	Gross	Impairment	Goodwill	Gross	Impairment	Goodwill
Balance at beginning of the year	$2,042,034	$(690,339)	$1,351,695	$1,874,471	$(690,339)	$1,184,132
Acquisition of SSI				11,761		11,761
Acquisition of Stanza				155,802		155,802
Balance at end of the year	$2,042,034	$(690,339)	$1,351,695	$2,042,034	$(690,339)	$1,351,695

Advertising Costs

Advertising costs includes trade shows, demo and literature that are expensed as incurred. The advertising costs for the years ended December 31, 2011 and 2010 were $12,905 and $32,724, respectively.

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2011 and 2010 there were no amounts that had been accrued in respect to uncertain tax positions.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  The Company’s federal tax is not currently under examination by the Internal Revenue Service (“IRS”); some of the Company’s state income or franchise taxes are under examination by state authorities. The Company has accrued the exposure on state income taxes in the amount of $6,400. However, fiscal years 2008 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of December 31, 2011 and 2010, the Company had potentially dilutive shares related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive. At December 31, 2011 and 2010, the following table sets forth potentially dilutive shares:

	2011	2010
Conversion of Series D Preferred stock	18,105,263	7,166,667
Conversion of 8% convertible notes and warrants	2,578,948	2,741,667
Conversion of 10% convertible notes and warrants	2,236,842	1,960,000
Stock warrants	221,589	583,666
Vested stock options	54,474	49,676
Conversion of the 11% convertible notes	1,000,000	-
Conversion of 10% convertible notes and warrants issued in 2010	14,097,368	5,622,222
Total	38,294,484	18,123,898

The above table uses the December 31, 2011 and 2010 average closing stock price to determine securities that may be dilutive. The average stock prices for the years ended December 31, 2011 and 2010 were $0.19 and $0.54, respectively. The Series D Preferred Stock can be converted by dividing the amount invested by the 20 days VWAP price. The 8% convertible notes can be converted by taking the principal and accrued interest and dividing by the average closing bid price for five days before closing. In addition, upon conversion the note holder receives ten stock warrants for every $1000 of principal with an exercise price of $.01. The 10% convertible notes may be converted by multiplying the principal and accrued interest by four, in addition these notes have warrants equal to 2 stock warrants for every $1,000 of principal with an exercise price of $.25. The conversion of the 11% notes may be converted by dividing the principal and accrued interest by amount equal to 50% discount of the last three closing prices, with a floor of $.03 per share. The 10% convertible notes issued in 2010 and amended at September 30, 2011 may be convert principal and accrued interest at $.12 per share. In addition these convertible notes were issued with detachable warrants equal to 1 warrant per principal invested. These warrants are exercisable at $0.15 per share. The stock warrants and vested stock options are those securities that are in-the-money at December 31. We use the treasury method to compute the shares that would be issued.

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

Supplier Concentration

The Company has an exclusive distribution agreement with one supplier that comprised of 37% and 33% of its total purchase for the years ended December 31, 2011 and 2010, respectively. The loss of this exclusive distribution agreement could cause a delay or loss of sales which would affect the operating results adversely. Although there are other vendors from which the Company could make these purchases, management believes that they may not be on the same terms and conditions as our current supplier.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” Amendments in the ASU do not extend the use of fair value accounting but provide guidance on how it should be applied where its use is already required or permitted by other standards within International Financial Accounting Standards (“IFRS”) or U.S. GAAP. ASU 2011-04 supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS. Certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. We expect the adoption of ASU 2011-04 to have no material impact on our financial position and results of operations.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment.” ASU 2011-08 allows an entity to assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. Step one would be required if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. This is different than previous guidance, which required entities to perform step one of the test, at least annually, by comparing the fair value of a reporting unit to its carrying amount. An entity may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. ASU 2011-08 does not change the guidance on when to test goodwill for impairment. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We expect the adoption of ASU 2011-08 to have no material impact on our financial position and results of operations.

We are not aware of any Other Accounting Standards Updates not effective until after December 31, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – ACQUISITIONS

On November 1, 2010, The Company purchased certain assets and assumed certain liabilities of Stanza Systems, Inc., a software development company. This transaction required the approval of Stanza Systems, Inc. senior debt holders. The senior debt holders agreed to exchange their debt and accrued interest for 413,333 shares in the Company plus a contingent payment in the Company’s common stock. The Company will operate this business under the assumed name of Stanza Technologies (“Stanza”). The Company has valued the contingent consideration under ASC 805 using a probability and discounted cash flow approach. The Company in its valuation of the contingent consideration at December 31, 2011 has determined that the liability of $117.898 will not be realized. The following table set The following table sets forth the amounts assigned to the purchase price and the allocation to the assets.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 1, 2010
Fair value of consideration
Cash payment	$175,000
413,333 shares of Common stock issued November 1, 1010	186,000
Contingent consideration	117,898
Fair value of consideration	$478,898

Fair value of assets acquired
Cash	$14,405
Accounts receivable	74,442
Fixed assets	305,000
Customer list	102,571
In process research and development- monitoring system	341,136
Other assets	12,894
Fair value of assets acquired	$850,448

Fair value of liabilities assumed
Accounts payable	$57,243
Accrued liabilities	398,740
Notes payable	71,370
Fair value of liabilities assumed	$527,353

Net fair value of assets	$323,095

Excess consideration over fair value of net assets –Goodwill	$155,803

The fair value of the Customer List and the In–Process Research and Development was based on a valuation analysis in accordance with ASC 805; the Customer List was based on the Income Approach using a discounted cash flow for this asset adjusted for probability of renewal. The In-Process Research and Development asset was determined by a discounting the cash flow approach of royalty rate. We also performed an Income Approach on a multi-period excess earnings discounted cash flow and adjusted for probability. The two methods were averaged to determine the value of In-Process Research and Development asset. The In-Process Research and Development was completed in 2011 and the amount of $341,136 was capitalized as a software asset. The goodwill is expected to be fully deductible for tax purposes.

The Consolidated Financial Statements for the years ended December 31, 2011 and 2010 sales were $441,839 and $$84,679, respectively. The operating losses included in the Consolidated Financial Statements for the years ended December 31, 2011 were $(541,955) and $(140,123). The Company’s primary objective in this acquisition is to control the research and development of our state of the art monitoring system, for which there were no sales in 2011. Stanza had only contract sales in 2011.

On January 1, 2010, the Company also purchased the stock of Sustainable Solutions, Inc. (SSI). SSI was previously owned by an employee of TEWI, Thomas Vagts. This company is engaged in the energy audits, energy consulting and energy management services. The purchase price was 200,000 stock options of TEWI common stock with strike price of $0.50. We used the Black-Scholes method to value this option resulting in a purchase price of $71,761. The primary asset this company was a contract to perform energy audits for customers of a major utility from 2010 to 2012. We used a discounted cash flow based on estimated audits to be performed to value the contract at $60,000. We will amortize this contract over three years. The sales and operating income for the year ended December 31, 2011 were $53,959 and $8,565. Pro-forma financial data is not provided since this specific contract did not exist prior to 2010.

NOTE 3 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	December 31,
	2011	2010
Parts	$464,225	$499,738
Work in process	125,071	64,009
Finished goods	133,397	220,441
Obsolescence reserve	(103,175)	(91,175)
	$619,518	$693,013

NOTE 4 - NOTES PAYABLE

Notes payable consists of the following at December 31, 2011 and 2010:

	December 31	December 31
	2011	2010
Convertible notes payable, bearing interest at 12%, due from January 2012 to April 2012	$1,650,000	$1,650,000
Convertible notes payable, bearing interest at 12%, due on demand	275,000	175,000
Convertible notes payable, bearing interest at 10%, due January 2012 to March 2012	325,000	460,000
Convertible notes payable bearing interest at 10% due April 2012	300,000	-
Convertible note payable bearing interest a 11% due May 2012	30,000	-
Unamortized discount	(28,784)	(879,163)
Total Convertible Notes	$2,551,216	$1,405,837

Secured promissory note interest at 8% payable on demand	-	$86,612
Promissory note, bearing interest of 12%, due on demand	$100,000	-
Other Loans	110,370	86,665
Total Promissory Notes and Other Loans	$210,370	$173,277

At December 31, 2011 the Company was in default on $450,000 of convertible notes payable and is accruing interest at the default rate of 12%. A $100,000 of these note holders have agreed to extend their notes to April 1, 2013. Two note holders of a principal amount of $100,000 can demand payment in cash or elect to convert their note and accrued interest into common stock at the average bid price for five days preceding the conversion date. If they elect this option they will also receive ten stock warrants for every $1000 of principal with a strike price of $0.01. There are three convertible notes of $50,000, these note can be converted to common stock, however the conversion price of $0.25 is higher than the current stock price. There are two convertible notes totaling $100,000 that can be converted to common stock at $0.30 per share. In addition, we are also in default $210,370 and the default interest accrues at 12% for the 100,000 promissory note and 18% on the other loans, The Company has agreed to settle the other loans in by transferring the $110,370 of these securities to a third party and agreeing to allow the new investor to convert the note to common stock. The Company has negotiated with several of our debt holders that have notes maturing in first quarter of 2012 to extend their notes to April 1, 2013. See subsequent event Note 17.

During the year ended December 31, 2011, the Company issued $430,000 of debt. The Convertible Notes due April 2012 have a conversion feature that allows the Noteholder to convert its principal and unpaid interest at the lesser of $0.25 cents per share or a “Qualified Offering Price” defined as a transaction with gross proceeds of $2,000,000. On December 9, 2011 the company issued an 11% Convertible Note for $30,000. The conversion feature associated with this note is at the option of Noteholder and within 10 days after the maturity date (May 9, 2012) can be convert into common stock by dividing the principal and accrued interest into an amount equal to fifty percent of the average of the lowest three bid prices for the Company common stock in the twenty days immediately preceding conversion date or by the price of $0.03 per share whichever is greater.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 26, 2011, the Company entered an extension agreement on these notes to change the maturity date by 180 days and increase the interest rate to 12%. In addition these convertible notes were issued with 1,650,000 detachable warrants to purchase the Company’s common stock at $0.60 per share. The Notes were adjusted to reflect a change in conversion price from $0.30 to $0.12 a share and the warrants were adjusted to reflect a lowered exercise price of $0.15 per share. The maturity dates of two notes totaling $100,000 were not extended and are now in default. The Company accounted for this transaction by charging off any remaining values relative to the old terms and establishing an additional debt discount for the warrants of $68,286; the beneficial conversion feature has an intrinsic value of $258,333. These amounts will be amortized over the remaining terms of the convertible notes. The warrants have a round down provision and, as such, the warrants’ fair value is determined at each reporting period and any gain or loss is recognized through the statement of operations.

The convertible notes payable due from January to March of 2012 were issued with detachable warrants to purchase the Company’s common stock at $0.25 per share.  The proceeds received from these notes were allocated to the promissory notes and warrants totaling $301,418 and $258,582, respectively, based on their relative fair values with the warrants’ fair value being determined using the Black-Scholes method.  The value allocated to the warrants was recorded as a debt discount and will be amortized into interest expense over the life of the promissory notes.  The note holders will have the option of converting their notes into common stock based on the principal balance plus accrued interest multiplied by four. This beneficial conversion feature has intrinsic value of $297,430, is recorded as a discount on the debt, and will be amortized to expense over the life of the debt. In 2010, notes totaling $100,000 plus accrued interest of $5,761 were converted into 579,964 shares of the Company’s common stock. In the second quarter ended June 30, 2011 two note holders converted notes totaling $39,992 including principal and interest into 239,956 shares of common stock.

The secured promissory note payable was part of the consideration given to the Seller of the RBG assets purchased by GPI. This note was paid in full May 16, 2011.

NOTE-5 FACTORING AGREEMENT

On June 15, 2011, the Company replaced the bank line of credit with a Factoring and Security Agreement (“Agreement”) with Harborcove Fund I, LP. (“Harborcove”). There are two agreements that provide financing separately to TESI and Grove with identical terms.

This Agreement allows the Company to sell, transfer and assign its receivables to Harborcove. In return Harborcove will loan the Company 90% of the face value of the receivable. The balance, less factoring fees and interest, are paid to the Company once the payment is received. Harborcove has the right to reject any receivables that do not meet their credit requirement approvals. The Company pays a fee on each invoice purchased by Harborcove equal to 1.7% of the face value of the invoice, with a minimum fee of $5.00. The Company also pays interest on the amount advanced at prime plus 4.5%. If the receivable is not paid within 90 days of the invoice date or 45 days from due date, Harborcove can chargeback the receivable to the Company, unless the debtor was credit approved and the sole reason for not paying is financial difficulty.

The security for this Agreement includes all the assets of the Company including the assets of TEWI, Stanza and SSI. The Agreement has a one year term with a minimum contract factoring fee and interest of $30,000 for the TESI line and $20,000 on the Grove line. Early termination is allowed with a minimum penalty of two times the minimum contract fee and interest.

The amount outstanding at December 31, 2011 was $959,868. The factoring fee for the year ended December 31, 2011 was $119,083. The interest expense on this Agreement for the year ended December 31, 2011 was $34,915.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2011 and 2010

	2011	2010
Accrued compensation	$533.717	$350,071
Accrued interest	439.383	144,098
Embedded conversion option, at fair value	648	-
Common stock warrants, at fair value	12,651	295,221
Purchase obligation on stock option, at fair value	250,000	375,000
Stanza payroll taxes including interest and penalties	304,773	311,570
Accrued costs on completed jobs	154,585	135,977
Accrued sales tax	95,288	9,822
Accrued other	16,377	27,417
Total	$1,807,422	$1,649,176

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount under purchase obligation on stock options is a stock option that permits the holder to demand payment in lieu of exercising the option. The amount for Stanza payroll taxes was assumed in the purchase of this company. The payroll taxes are from June 2009 through September 2010. We have reached an agreement with the Internal Revenue Service to pay $4,011 per month until paid in full.

NOTE 7 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2011	2010
Income taxes at the statutory rate	$(1,167,903)	$(1,249,201)
Valuation allowance	1,124,115	1,126,182
Permanent differences and other	43,788	123,019
Total income tax	$-	$-

The following presents the components of the Company total income tax provision:

	2011	2010
Current expense	$-	$-
Deferred benefit	(1,124,115)	(1,126,182)
Change in valuation	1,124,115	1,126,182
Total	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effect of primary temporary differences giving rise to the Company deferred tax assets and liabilities for the years ended December 31, 2011 and 2010 are as follows

	2011	2010
Deferred tax assets
Amortization	$8,250	$34,393
Non qualified stock option expense	93,470	177,187
Operating losses carry forward	5,548,085	4,838,113
Stock options for services	-	157,032
Deferred tax Liabilities
Warrants fair value income	(203,015)	(30,827)
Depreciation	(18,984)	(8,666)
Net deferred assets	5,427,806	5,167,232
Valuation Allowance	(5,427,806)	(5,167,232)
Total net deferred tax asset liability	$-	$-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized taxable income since its inception.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2011, the Company had consolidated federal net operating losses of $16,317,897. The expiration date of these net operating losses are as follows:

2019	$104,604
2020	654,454
2021	1,700,703
2022	72,209
2023	451,382
2024	262,795
2025	385,410
2026	911,684
2027	2,540,363
2028	1,543,573
2029	2,807,561
2030	2,795,006
2031	2,088,153
$16,317,897

NOTE 8 – RETIREMENT PLAN

All eligible employees are covered under the Company 401(k) pension and profit sharing plan. The Company did not make any contribution to the plan for the years ended December 31, and 2011 and 2010. In the purchase of Stanza, the Company assumed liabilities for $61,715 in employee contribution and an employer’s match of $24,970 to be made to Stanza Systems, Inc.’s 401(k) plan.

NOTE 9 - SERIES D CONVERTIBLE PREFERRED STOCK

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

In the year ended December 31, 2011, investors holding the Series D Preferred Stock elected to convert their holdings into Common Stock using the Volume Weighted Average Price “VWAP” formula as provided for in the offering documents. A total of 24 shares of Series D Preferred Stock elected to convert into common stock receiving an aggregate of 810,569 shares of common stock. The weighted average conversion price per share was $0.25. In addition, the Class A and Class B warrants were repriced based on conversion price times 120% and 140%, respectively.

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

NOTE 10 – TREASURY SHARES

On June 30, 2009, the Company offered to the common shareholders that were converted in the Series D Convertible Preferred stock offering the opportunity to exchange the common shares received into units of Series D Preferred Stock. A total of 2,740,000 shares of common stock were repurchased for 137 Units of Series D Preferred Stock and 456,621 of detachable Class Warrants and 456,621 of detachable Class B Warrants. This transaction has been accounted for using the Black–Scholes method to determine the value of the detachable warrants. This method resulted in a cost of the treasury shares of $1,370,000, which is the sum of the value of the Series D Preferred Stock of $1,285,553, and the fair value of the warrants of $84,467.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2011, 7.5 shares of Series D Preferred Stock were converted in exchange for 150,000 treasury shares.

NOTE 11 – STOCK OPTIONS

The Company issued stock options to employees, consultants and to a note holder in settlement of an outstanding note during 2009 and 2010. These options were not issued under any plan that required stockholder approval. The Company believes that such stock options align the interest of its employees with the shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company common stock at date of grant. Options granted to consultants have a five year contractual term. The option granted to employees have from a 3 year contractual term to no expiration date, however we would except that all options will be exercised within 10 years. All options issued are non-qualified options. There is one option totaling 1,000,000 shares that is guarantees a minimum value of $0.25 a share and which represent the fair value and are recorded as accrued liability. For all other options the Company uses the Black-Scholes method to evaluate the options. The excepted volatility is computed based on a twelve month standard deviation of our month ended closing price. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at time of grant. Below are the parameters in determining the fair value of these options.

	2011	2010
Expected volatility	N/A	66%-113%
Weighted average volatility	N/A	75%
Vesting Periods (in years)	N/A	1.5-4
Expected term (in years)	N/A	2-5
Expected dividends	N/A	0%
Risk free rate	N/A	.5%-2.2%

A summary of activity for the years ended December 31, 2011 and 2010

			Weighted
		Weighted	Average
		Average	Remaining	Grant
		Exercise	Contractual	Date
	Shares	Price	Terms	Fair Value
Outstanding at January 1, 2010	7,045,000	$0.24	9	$1,134,785
Granted	1,665,000	$0.57	9	$294,049
Exercised	-	-
Forfeited	(365,000)	$0.22
Outstanding at December 31, 2010	8,345,000	$0.31	9
Granted	-	-
Exercised	-	-
Forfeited	(510,000)	$0.33
Outstanding at December 31, 2011	7,835,000	$0.31	6
Excisable as of December 31, 2011	5,434,666	$0.26	6

As of December 31, 2011, the non vested options total 2,400,334 shares. There is approximately $400,000 of unrecognized compensation and share based expense arrangements have been granted. These costs will be recognized over the weighted average period of 2 years. At December 31, 2011 the aggregate intrinsic value of the stock options not exercisable was $163,000.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – COMMON STOCK TRANSACTIONS

During the year ended December 31, 2011, the Company issued 810,569 shares of common stock for the conversion of the Series D Preferred Stock. The Company also issued 239,956 shares for the conversion of Convertible Notes and accrued interest of $39,992

During the year ended December 31, 2010, the Company issued common stock for the following transactions:

•	The Company issued 6,802,044 shares of common stock for the conversion of the Series D Preferred Stock.

•	The Company’s warrant holders elected to exercise warrants totaling 4,703,045 shares at prices ranging from $.01 to $.35 per share. Most of the exercises were done on a net share basis resulting in actual common stock issuances of 4,107,197 shares.

•	Debt holders also converted $405,000 of Convertible Notes, plus accrued interest, into 1,249,655 shares of common stock.

•	The Company issued 413,333 shares of common stock to the senior debt holders of Stanza Systems, Inc., for the forgiveness of principal of $620,000 plus accrued interest. This transaction was required as part of the purchase of Stanza Systems, Inc assets.

•	The company issued 50,000 shares of common stock to an investor relations firm as part of compensation for services.

NOTE 13 - COMMON STOCK WARRANTS

There were no warrants issued or exercised during the year ended December 31, 2011. At September 30, 2011, the exercise price of the warrants associated with the convertible debt offering of 2010 was reduced from $0.60 to $0.15 and the expiration date was extended six months in return for the note holders extending these notes. For the year ended 2010 the total number of warrants issued 5,889,661 and the total number of warrants exercised were 163,715. The following table shows the warrants outstanding at December 31, 2011:

Number of		Exercise	Expiration
Warrants	Purpose	Price range	Date
200,000	Acquisition of Grove Power, Inc.	$0.01	14-Jun
293,536	Broker warrants on debt Offerings	$0.10-$0.625	Dec 12-Jan-13
920,000	Convertible Debt Offering 2009/2010	$0.25	Dec-14 - Mar 15
847,500	Debt Offering 2006	$0.35	12-Jan
553,800	Debt offering 2007	$0.50	April-July 2012
1,650,000	Convertible Debt Offering 2010	$0.15	Nov-15 - May -16
158,000	Debt Offering 2007	$0.75	12-Dec
1,466,529	Converted Preferred D Class A	$0.18 -$0.85	13-Jun
1,466,529	Converted Preferred D Class B	$0.21-$0..99	13-Jan
1,146,552	Unconverted Preferred D Class A	$1.20	13-Jan
1,146,552	Unconverted Preferred D Class B	$1.40	13-Jan
777,135	Broker warrants on Preferred D	$1.25	13-Jan

NOTE 14 – OPERATING LEASES

The Company leases office space, vehicles, equipment and warehouses. Rent expense for the years ended December 31, 2011 and 2010 was $579,418 and $439,635. Future minimum rental payments required under the non-cancelable operating leases are as follows: 2012 - $453,665; 2013 - $259,158; 2014-$121,302 and 2014 -$11,661.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – FAIR VALUE

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

1.	Common Stock Warrants – are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term. The following were the assumptions used to compute the fair value:
	December 31,	December 31,
	2011	2010
Common stock price	$0.03	$0.32
Volatility	82.7%	62.1%
Interest rate	0.12%	0.29%
Remaining Terms	3.25 yrs	4.25 yrs

2.	Purchase obligation of a stock option – represents the value of the purchase obligation to buyback these options at any time during the next two years. The agreement is for 1,000,000 options with a guarantee buy back provision at $0.25, which is also the exercise price.
3.	Contingent Consideration was determined under ASC 805 using a probability and discounted cash flow approach. This amount was credited to other income as assumptions at December 31, 2011 resulted in that the probabilities of achieving the revenue levels were remote.
4.	Embedded beneficial conversion options was determined by using the Black –Scholes methods with the following input variables at December 31, 2011:

Stock price	$0.03
Conversion price	$0.12
Term in years	0.3
Volatility	82.73%
Annual rate of dividends	0.00%
Discount rate - bond equivalent yield	0.05%

The following table summarizes the financial instruments measured at fair value in the Unaudited Consolidated Balance Sheet as of December 31, 2011:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$12,651	$12,651
Purchase obligations for stock option			$250,000	$250,000
Embedded beneficial conversion options			$648	$648
Total			$263,299	$263,299

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the financial instruments measured at fair value in the Unaudited Consolidated Balance Sheet as of December 31, 2010:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$295,221	$295,221
Purchase obligations for stock option			$375,000	$375,000
Contingent consideration from the acquisition of Stanza			$117,898	$117,898
Total			$788,119	$788,119

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Level 3
Liabilities
Fair Value
Balance at December 31, 2010	$788,119
Repriced warrants	68,285
Embedded beneficial conversion options	246,895
Change in fair value recorded in other expense	(715.000)
Expiration of purchase obligation recorded in additional paid in capital	(125,000)
$263,299

Note 16 –Segment Data

Our operating segments represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We conduct our operations through two operating segments: Power Distribution and Energy Service. Our reportable segments are strategic business units that offer different products and services and serve different customers. Power Distribution consists of the sale of equipment Emergency, Standby Power and Renewal Energy solutions. Energy Services consist of the sale of maintenance and service programs, interruptible rate program, monitoring program, energy audits and contracted software programming.

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Year Ended December 31 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$9,056,035	$5,009,945		$14,065,980
Cost of sales	7,586,719	2,502,192		10,088,911
Gross profit	1,469,316	2,507,753		3,977,069
Operating Expenses:
Selling and service expenses	1,261,244	1,305,829		2,567,073
General and administrative expenses	662,210	1,125,721		1,787,931
Depreciation & amortization	103,660	244,754	3,819	352,233
Research and development	-	-	194,239	194,239
Corporate overhead	-	-	1,276,056	1,276, 056
Gain or loss on sale of fixed assets		2,468	1,345	3,813
Operating Expense	2,027,114	2,678,772	1,475,459	6,181,345

Operating Income (Loss)	(557,798)	(171,018)	(1,475,459)	(2,204,276)

Total assets	$2,227,485	$1,890,085	$1,498,613	$5,616,183

For the Year Ended December 31, 2010
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$10,068,749	$3,975,051		$14,043,800
Cost of sales	8,333,775	1,851,715		10,185,490
Gross profit	1,734,974	2,123,336		3,858,310

Operating expenses:
Selling and service expenses	1,388,790	1,343,136		2,731,926
General and administrative expenses	587,126	685,218		1,272,344
Depreciation and amortization	54,559	192,173	3,630	250,362
Research and development	-	-	353,562	353,562
Corporate overhead	-	-	1,746,194	1,746,194
Gain or loss on sale of fixed asset	-	(5,540)	1,613	(3,927)
Operating expense	2,030,475	2,214,987	2,104,999	6,350,461

Operating loss	$(295,501)	$(91,651)	$(2,104,999)	$(2,492,151)

Total assets	$1,577,612	$2,931,412	$2,830,120	$7,339,145

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 SUBSEQUENT EVENTS - COMMON STOCK AND CONVERTIBLE DEBT

The Company also has raised 200,000 in new convertible debt that bearing interest at 8% and with a conversion feature of $0.03. These notes mature in April 1, 2013. The Company also raised 67,700 of a Promissory Note bearing interest of 8% due March 9, 2014.

The Company has agreed to Security Transfer Agreements that certain holders of our outstanding notes related to the Stanza purchase has been sold to Southridge Partners II L.P. This Agreement requires the Company to treat these notes as convertible debt that can be converted into common stock based on a discount of 50% of the average of the lowest two closing bid price for the company common stock during the five trading days immediately preceding a conversion date. Southridge Partners II L.P. will receive free trading stock. As of April 24, 2011, Southridge Partners II L.P has converted notes and accrued interest of $49,750 into 3,562, 188 shares of common stock. The agreement has a limit of Southridge Partners II, L.P. to 9.99% of the shares outstanding. Southridge Partners II has $116,152 under these agreements that have not been converted.

The Company has been negotiating with its debt holders to extend their convertible debt to April 1, 2013. As of April 24, 2012 a total $1,875,000 of principal has agreed to extend their notes. As inducement to the note holders the Company issued new five year warrants with an exercise price of $0.10 totaling 2,178,425. These warrants value based on the Black-Scholes formula is approximately $32,200 which will amortized to expense over the extension period.

The Company issued Employee stock options on January 16, 2012 totaling 4,025,000 shares at an exercise price of $0.07 per share. These options vest over a four year period commencing January 16, 2013. The unrecognized compensation determined by using the Black-Scholes method was $127,111.

On April 4, 2012, the company issued 750,000 shares of common stock to three of the Advisory Board members. The value of these shares was determined to be $30,000. In addition one Advisory Board member elected to have 500,000 five year stock warrants with an exercise price of $0.02, using the Black-Scholes method the value of this warrant is $11,405. The total of $41,405 will be amortized to consulting expense over the next 12 months.

In accordance with our Preferred Series D stock after 24 months a holder could elect to convert it stock to common shares based on the lesser of (i) $1.00 (ii) a price per share equal to the volume weighted average closing price for the twenty trading prior to a conversion. As of March 8, 2011 total of 1 Preferred Series D share have been converted into 200,000 common shares.

The Company has performed a review of events subsequent to the balance sheet date and, except for the matters described above in this note, no other matters require disclosure.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011 have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

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

(c) Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Age	Position	Position Held Since
Jeffrey W. Flannery	55	Chairman, Chief Executive Officer and Director	Chairman – 2005; CEO 2005-2007, 2009

James J. Fahrner	60	Chief Financial Officer and Director	2007

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

James Fahrner, Chief Financial Officer and Director, Titan Energy Worldwide, Inc. Mr. Fahrner has been the Chief Financial Officer of the Company since May 2007 and currently works as a consultant. A seasoned financial executive with 38 years of experience in accounting, audit internal control, cash flow management, purchase accounting, budgeting and forecasting, Mr. Fahrner was Senior Consultant for Callaway Partners from 2006 until his employment with the Company in May 2007. From 2000 to 2006, he was the Controller for DTE Energy Technology. Mr. Fahrner has his B.S. in Mathematics from Eastern Michigan University. He is a Certified Public Accountant, and a member of the AICPA and MACPA organizations. The Board believes that Mr. Fahrner has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 39 years of experience being a financial executive or an auditor for several public companies and his unparalleled knowledge of accounting and securities and exchange matters as they affect the Company and its business.

Other significant employees

George Wren, Chief Technology Officer and Vice President of Strategy, Titan Energy Worldwide, Inc

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

Clifford Macaylo, President of Northeast Operations, Titan Energy Systems

Mr. Macaylo has over 25 years of experience in energy conservation, power systems, controls, manufacturing and general management. Previously, Mr. Macaylo was the founder and principal of CMAC Partners, LLC, and an energy company focused on CHP / DG development. Other positions include Vice President Fischbach & Moore from 1999 to 2001, (Electrical Contractor 300 Million (Annual Revenue); Marketing Manager Global Sales for Eaton from 1998 to 1999, (Electrical); General Manager and Director of Asia Pacific 1996 to 1998, (Country Entry Strategy & Acquisitions); Sales Manager - Distribution and Control Business Unit, Westinghouse, from 1990 to 1994.

Thomas Vagts, President of Minnesota Operations, Titan Energy Systems

Mr. Vagts is a licensed professional engineer and business manager whose professional experience spans 15 years. Prior to joining Titan Energy Systems, Vagts was sales manager for Cummins Power Generation in Fridley, MN, where he oversaw four regional sales managers and five sales engineers, supporting paralleling switchgear and network sales in North and South America. He also served as district sales manager for DTE Energy Technologies in Chanhassen, MN; sales engineer and project engineer for Energy Alternatives in Farmington, MN; and energy engineer for A & C Enercom in Eden Prairie, MN.

Mr. Vagts sold his company. Sustainable Solutions, Inc (“SSI”), which is engaged in the energy audits, energy consulting and energy management services in the Midwest region to TEWI for stock options of 200,000 shares of common stock with a strike price of $0.50 and vesting over 3 years.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are not aware of any person who during the year ended December 31, 2011, was a director, officer, or beneficial owner of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 6130 Blue Circle, Suite 600, Minnetonka, MN 55343 telephone number (952) 960-2371.

Nominating, Audit or Compensation committees

The Company does not have Nominating, Audit or Compensation committees.

ITEM 11.  Executive Compensation

Compensation of Executive Officers

The following table sets forth, for the fiscal years ended December 31, 2011 and 2010, all compensation paid by the Company, including salary, bonuses and certain other compensation, if any, to its Chief Executive Officer, and are and its Chief Financial Officers the three most highly compensated employees. The CEO and CFO listed in the table below are sometimes referred to as the “named executive officers” in this Form 10-K.

Summary Compensation Table for 2011 and 2010(6)

						Non-
						Equity	All
				Stock	Option	Incentive Plan	Other
		Salary	Bonus	Awards	Award	Compensation	Compensation	Total
	Year	($)	($)	($)(7)	($)	($)	($)	($)
Jeffrey W. Flannery (1)	2011	124,615	0	0	0	0	13,500	138,115
Chairman, and Chief Executive Officer	2010	0	0	0	0	0	198,750	198,750

James Fahrner(2)	2011	117,478	0	0	0	0	0	117,4780
Chief Financial Officer	2010	34,615	0	0	0	0	109,613	144,227

George Wren (3)	2011	87,614	0	0	0	0	864	88,478
Chief Technology Officer and Vice President of Strategy	2010	25,000	10,000	0	226,058	0	72	261,130

Clifford Macaylo (4)	2011	111,930	9,000	0	0	0	49,828	170,758
President Northeast Operation	2010	120,000	23,337	0	250,000	0	35,681	429,018

Thomas Vagts(5)	2011	111,231	0	0	0	0	7,391	118,632
President Minnesota Operation	2010	91,092	15,000	0	71,761	0	5,585	183,438

1) Mr. Flannery became a full-time employee on January 11, 2011. In 2010, Mr. Flannery was a consultant and the amount shown under other compensation was the fees paid to him.  The amount under All Other Compensation for 2011 is a car allowance. Mr. Flannery pay was adjusted effective April 1, 2011 to $130,000 salary and a $9,000 car allowance as part of the Company cost cutting activities.

2) Mr. Fahrner became a full time employee on October 1, 2010. All Other Compensation for 2010 represent fees paid to Mr. Fahrner as a consultant. Mr. Fahrner pay was adjusted effective April 1, 2011 to $120,000 as part of the company cost cutting activities

(3) Mr. Wren was appointed as Chief Technology Officer and Vice president of Strategy on October 20, 2010 as part of the acquisition of Stanza Systems, Inc. This position is not an executive officer, but is the title for Stanza. Mr. Wren has an employment contract that set his salary at $150,000 for two months to be increase to $180,000 for 2011. In his employment contract he was granted a stock option for 1,000.000 shares with an exercise price of $0.60 cents. This option expires on 11/1/2015. The amount under option award is the fair value at date grant using the Black-Scholes formula. Mr. Wren was not paid his full salary in 2011. The Company has accrued salary at December 31, 2011 of $56.700 based on his adjusted pay effective April 1, 2011 pay level of $130,000 per year. Mr. Wren other compensation is the value of life insurance in excess of $50,000 of coverage.

(4) Mr. Macaylo was appointed the President of Northeast Operations of TESI on December 19; 2009.The employment agreement set his salary at $120,000 per year. He was entitled to a $100,000 bonus on the first anniversary. The Company has paid the amount under the bonus column and has accrued the remaining amount. He receives $700 a month car allowance and $2,250 month payment for office space that he owns. These amounts are shown under other compensation. Mr. Macaylo was granted a stock option for 1,000,000 shares at exercise price of S0.25. On or before January 1, 2012, this option has a put that allows him to require the Company to pay him $250,000 for these options. This amount has been accrued as a liability by Company as the fair value of the option. The option expiration date is December 14, 2012. Mr. Macaylo can receive additional options if certain sales and gross profit target are obtained. Mr. Macaylo pay was adjusted effective April 1, 2011 to $108,000 as part of the Company cost cutting activities.

(5) Mr. Vagts was appointed President of Titan Energy Systems, Inc the Minnesota Operations on January 11, 2012. Prior to this appointment, Mr. Vagts was Vice President of Business Development with a salary of $120,000. In January 2010, Mr. Vagts sold his energy consulting company to the Company for an option of 200,000 shares of the Company’s common stock with an exercise price of $.50 and 3 year vesting period. In addition, this agreement allows Mr. Vagts to have a profit sharing plan related to this company. Mr. Vagts profit sharing amounts are shown under other compensation. Mr. Vagts pay was adjusted effective April 1, 2011 to 108,000 as part of the Company cost cutting activities.

(6) The column for “Change in Pension Value and Nonqualified Deferred Compensation Earning” has not been included as the Company has no plans of this nature

(7) The amount under stock option award is determined based on date of grant and we use the Black-Scholes method to compute the value. These amounts are charged to expense over the vesting period. However, Mr. Macaylo award was determined based on his option to have the Company purchases his stock option for $0.25 per share by January 1, 2012. See Note 10 – Stock Option for information as to the input values for the Black-Scholes computation.

(8) In 2011, Mr. Thomas Black resigned his position of COO. Mr. Flannery has taken over these roles and responsibilities. Mr. Black received total compensation in 2011 of $133,580 consisting of salary of $99,830, a severance payment of $17,250, a back pay payment of $10,000 and a car allowance of $6,500. The company has an accrual for payment of additional back pay and vacation pay of $74,750 that will be paid throughout 2012.

Outstanding Equity Awards as of December 31, 2010 (1)

					Market value
	Number of			Number of	of shares
	Securities	Option		Shares	that
	Underlying	Exercise	Option	that	have not
	Unexercised	Price	Expiration	have not	Vested
	optional	($)	Date	Vested	($)
Jeffrey W. Flannery (2)
Chairman, and	500,000	$0.25	11/23/2014	0	0
Chief Executive Officer

James Fahrner(2)	500,000	$0,25	11/23/2014	0	0
Chief Financial Officer

George Wren (3)	1,000,000	$0.60		750,000	$22,500
Chief Technology Officer and Vice President of Strategy

Clifford Macaylo(4)	1,000,000	$0.25	12/14/2014	0	0
President of Northeast Operations

Thomas Vagts (5)
President of
Minnesota
Operations	200,000	$0.50	11/09/2017	133,334	$4,000
	250,000	$0.25	12/12/2019	167,500	$5.025
	25,000	$0.10	04/30/2016	12,500	$375

(1)	The Company does not have any Equity Incentive Plan or Awards, therefore columns related to this plan have not been shown in the table.
(2)	The Company’s stock options for the named executives are based on two year vesting schedule and are exercisable any time during the five year term. These shares can be exercised on a cashless basis.
(3)	Mr. Wren stock option vesting is 25 % per year; the first vesting period will be January 1, 2011.
(4)	Mr. Macaylo’ stock options vest on December 31, 2011. Mr. Macaylo has a put on the options which would require the Company to pay him $250,000.
(5)	Mr. Vagts was granted options for selling his energy consulting business on January 1, 2010, this grant vest over three years. Mr. Vagts also received grants in April and November 2009. The vesting period for the April grant is four years and the November grant had a one year delay before vesting commence and then equally over four years

Compensation of Directors

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of the Company.

Employment Agreements

The Company has the following employment agreements:

Clifford Macaylo. Mr. Macaylo signed an employment agreement with the Company effective December 18th 2009 to serve as the President of Northeast Operations for Titan Energy Systems, Inc. The employment agreement has term of one year with automatic one year renewals. The base salary is $120,000 for 2010, with no built- in escalator for additional renewal periods. Mr. Macaylo shall be entitled to receive an anniversary renewal bonus of $100,000 on January 1; 2011and will receive a monthly car allowance. Mr. Macaylo received one million nonqualified stock options with and exercise price of .25 cents with a one year vesting period. Mr. Macaylo has the ability to earn additional stock options based on the business performance. Mr. Macaylo is not entitled to any payments in the event of a change of control of the Company.

George Wren. Mr. Wren signed an employment agreement with the Company effective October 20th, 2010 to serve as the Company’s Chief Technology Officer and Vice President of Strategy. The employment agreement has a term of three year period ending October 31, 2013. The base salary is $150,000 and could increase to $180,000 if certain performance goals are met. Mr. Wren received a $10,000 dollar signing bonus and one million stock options at an exercise price of .60 cents per share. Mr. Wren is entitled to payments in the event of a change of control of the Company.

 The company does not have an employment agreement with its CEO and Chairman, Jeffrey Flannery, Chief Financial Officer, James Fahrner or its President of TESI Minnesota Operations, Thomas Vagts.

Confidentiality Agreements

None.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 24, 2012, information concerning ownership of our securities by

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Number		Percent (2)
Jeffrey W. Flannery, Chairman	2,375,650	(3)	6.6%

James J. Fahrner, Chief Financial Officer	742,401	(4)	2.0. %
All directors and executive officers as a group (two persons)	3,118,051		8.6%

1)	Unless otherwise indicated, the address for each of these stockholders is c/o Titan Energy Worldwide, Inc., 6130 Blue Circle Drive Suite 600, and Minnetonka, MN 55343. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.

2)	Based on 36,084,3155shares of common stock outstanding as of April 24, 2012.

3)	Mr. Flannery ownership includes 500,000 vested options at an exercise price of $0.25

4)	Mr. Fahrner ownership includes 500,000 vested options at an exercise price of $0.25. Mr. Fahrner also owns Class A warrant to purchase 3,333 shares at $0.61 exercise price; and one Class B warrant to purchase 3,333 shares at $0.71 exercise price. .

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

Parents

None.

ITEM 14.  Principal Accounting Fees and Services

The firm of UHY, LLP acts as our principal independent registered public accounting firm.

Audit Fees

The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements and reviews of quarterly financial statements included in Form 10Ks and 10Qs for the years ended December 31, 2011 and 2010 were $19,500 and $48,465, respectively. The Company has not completed the audit for 2011 and the fees in 2011 are for quarterly reviews. The Company has payable of $50,752 as of the filing date related to 2010 and 2011 audit services.

Audit-Related Fees

The aggregate fees billed by UHY LLP for professional services rendered for assistance with responding to a SEC comment letter was $10, 000 which the Company has not paid as of the filing date.

Tax Fees

There were no fees billed by UHY LLP for tax related fees in the last two fiscal years.

All Other Fees

In connection with determining the fair value of the Stanza acquisition the Company engaged Grant Thornton LLP to assist in determine the fair value of this transaction incurring a fee of $15,900. We also engaged this firm to for assistance in responding to the SEC comment letter incurring a fee of 37,899. These fees have not been paid and are accrued in accounts payable.

UHY LLP leases all its personnel, who work under the control of UHY LLP partners, from wholly owned subsidiaries of UHY Advisors, Inc., in an alternative practice structure.

ITEM 15.    Exhibits

Exhibit No.	Identification of Exhibit

3.1*	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on December 26, 2006.

3.2*	Bylaws

4.1*	Certificate of Designation establishing our Series D Preferred Stock filed February 26, 2008

10.1*	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006

10.2*	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006

14*	Code of Ethics

21**	Subsidiaries

31.1**	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN ENERGY WORLDWIDE, INC.

Dated: April 26, 2012	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Fahrner	Chief Financial Officer (Principal Financial Officer) and Director	April 26, 2012
James J. Fahrner

/s/ Jeffrey W. Flannery	Chief Executive Officer (Principal Executive Officer), Chairman and Director	April 26, 2012
Jeffrey W. Flannery

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

3.1*	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on December 26, 2006.

3.2*	Bylaws

4.1*	Certificate of Designation establishing our Series D Preferred Stock filed February 26, 2008

10.1*	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006

10.2*	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006

-

14*	Code of Ethics

21**	Subsidiaries

31.1**	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.