Form 10-Q
period 2012-03-31
Titan Energy Worldwide, Inc.
filed 2012-05-29
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-26139

Titan Energy Worldwide, Inc.

Nevada	26-0063012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6130 Blue Circle Drive, Minnetonka, MN 55343

(Address of principal executive offices) (Zip Code)

Company’s telephone number, including area code: (952)-960-2371

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act.

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

As of May 27, 2012 the issuer had 43,487,138 shares of its common stock issued and outstanding.

ITEM 1.  Financial Statements

Not conforming to the Regulation S-X Rule 8-03 the Company’s Interim Financial Statements for the period ended March 31, 2012 (the “Financial Statements”) included in this Quarterly Report on the form of 10-Q (the “Form 10-Q”) have not been reviewed by an independent public accountant with professional standards for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission ( the “Commission”).The review was not completed due to the cost and availability of cash required to pay past due fees owed to our independent accountant. The Company believes this is a temporary situation and will request the independent public accountants to complete the review when our liquidity position improves and we have completed a payment arrangement. Upon the completion of the review of the Company's Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2012 by our independent public accountants we will amend Form 10-Q, the Financial Statements have been prepared in accordance with generally accepted accounting principles and applicable rules and regulation. In the opinion of Management, the information contained herein is accurate.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$145,591	$139,432
Accounts receivable less allowance for doubtful accounts	2,008,824	2,045,766
Inventory, net	917,419	619,518
Other current assets	63,262	52,996
Total current assets	3,135,097	2,857,712
Property and equipment, net	670,728	747,566
Customer and distribution lists, net	588,642	628,118
Goodwill	1,351,695	1,351,695
Other assets	63,514	31,092
Total assets	$5,809,677	$5,616,183
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,273,487	$2,404,538
Accrued liabilities	2,046,092	1,807,422
Customer deposits and deferred revenue	337,763	234,339
Factoring obligation	1,161,149	959,868
Notes payable - current portion	100,000	210,370
Current portion of convertible debt, net of discount	715,245	2,551,216
Total current liabilities	6,633,736	8,167,753
Notes payable, less current portion	67,700	-
Convertible debt, net of unamortized discount	2,090,000	-
Other long term liabilities	146,674	122,248
Total long-term liabilities	2,304,374	122,248
Total liabilities	8,938,109	8,290,001
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $.0001 par value, issued and outstanding 343 and 344 shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 35,334,315 and 31,472,127 shares, respectively	3,533	3,147
Treasury stock, at cost, held 1,550,000 and 1,550,000 shares, respectively	(775,000)	(775,000)
Additional paid-in capital	31,623,954	31,462,769
Accumulated deficit	(33,980,920)	(33,364,735)
Total stockholders’ equity (deficit)	(3,128,433)	(2,673,818)
Total liabilities and stockholders’ equity (deficit)	$5,809,677	$5,616,183

See accompanying notes to unaudited condensed consolidated financial statements

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011

	2012	2011
Sales of equipment	$2,129,237	$2,386,150
Sales of service and parts	1,140,449	1,085,897
Net sales	3,269,686	3,472,047

Material cost and labor for equipment	1,816,461	1,948,851
Material cost and labor for service and parts	524,521	555,353
Total cost of sales	2,340,982	2,504,204
Gross profit	928,704	967,843
Operating expenses:
Selling and service expenses	644,548	652,483
General and administrative expenses	437,917	446,262
Research and development	-	125,588
Corporate overhead	157,857	414,322
Depreciation and amortization	89,436	81,282
Loss on sale of fixed assets	4,784	-
Total operating expenses	1,334,542	1,719,937
Operating loss	(405,838)	(752,094)
Other expenses
Interest expense, net	158,460	94,550
Amortization of debt discount and financing costs	52,060	372,580
Change in fair value of embed conversion feature	(7,732)	(187,306)
Change in fair value of warrants	7,559	-
Total Other Expense, net	210,347	280,092
Net loss	$(616,185)	$(1,032,186)
Weighted average number of shares outstanding	32,897,871	28,706,637
Basic and diluted (loss) per common share	$(0.02)	$(0.04)

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011

Operating activities:	2012	2011
Net loss	$(616,185)	$(1,032,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	61,469	70,719
Depreciation and amortization	89,436	81,282
Amortization of debt discount and financing costs	82,184	372,580
Stock Issued for services	14,500	-
Change in fair value of lease obligation	24,426	-
Change in fair value of warrants	(7,732)	(187,038)
Change in fair value of embedded conversion	7,559	-
Loss on sales of fixed assets	4,784	-
Changes in operating assets and liabilities:
Accounts receivables	35,843	447,617
Inventory	(299,383)	(27,917)
Other assets	(11,456)	38,639
Accounts payable	(107,051)	(467,057)
Accrued liabilities and customer deposits	341,969	57,735
Net cash used in operating activities	(379,637)	(645,626)
Investing activities:
Purchase of fixed assets	(7,815)	(16,895)
Asset purchased in business acquisitions	-	-
Proceeds from sales of fixed assets	35,000	-
Net cash (used) provided in investing activities	27,185	(16,895)
Financing activities:
Proceeds provided by Convertible Debt	200,000	-
Net borrowings from Factoring Obligation	201,281	-
Proceeds from stock warrant exercised		2,250
Proceed of promissory note	67,700	-
Payment of Notes Payable	(110,370)	(47,406)
Net cash (used) provided by financing activities	358,611	(45,156)
Increase (decrease) in cash and cash equivalents	6,159	(707,677)
Cash and cash equivalents, beginning of year	139,432	45,401
Cash and cash equivalents, end of period	$145,591	$(662,276)

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the “Company”) was incorporated on December 28, 2006 in the state of Nevada. The Company’s stock is traded on the OTC Pink Sheets under the symbol “TEWI.PK”.

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

On June 11, 2009, the Company through its wholly owned subsidiary, Grover Power, Inc., a Florida corporation (“GPI”), acquired certain assets and assumed certain liabilities of R.B. Grove, Inc.’s Industrial and Service Divisions. The purchase was effective June 1, 2009. The purchase price consisted of a cash payment of $214,827 and an $86,612 secured promissory note at 8% interest rate due November 11, 2010. The Seller also received five year warrants to purchase 200,000 shares of the Company common stock at a price of $0.01 per share. The Company determined the fair value of these warrants to be $32,000.

On November 1, 2009, the Company acquired certain assets and assumed certain liabilities for a sales office in New Jersey. This business had open orders at the date of acquisition of approximately $3,000,000. The Company agreed to pay the owner $150,000. This sales office has been consolidated with the TES operations.

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

On November 1, 2010, the Company acquired certain assets and assumed certain liabilities of Stanza Systems, Inc., a software development company specializing in smart-grid applications. This company is doing business as Stanza Technologies (“Stanza”). The purchase price for this company consisted of $175,000 in cash and assumed liabilities of $481,190. In addition, to complete this acquisition the Company had to satisfy the senior debt holders by offering common shares of the Company. The Company offered these debt holders 413,333 shares of common stock which was valued at the closing price of our stock as of November 1, 2010 resulting in a value of $186,000.

At March 31, 2012 and December 31, 2011, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

Preferred Stock, Series A, authorized 10,000,000, $.0001 par value
Preferred Stock, Series B, authorized 10,000,000, $.0001 par value
Preferred Stock, Series C, authorized 10,000,000, $.0001 par value

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Following is a summary of the Company’s significant accounting policies.

Principles of Consolidation

The financial statements include the accounts of the Company and its 100% owned subsidiaries, TES, GPI, SSI and Stanza.

Basis of Presentation

The accompanying Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered for fair presentation have been included. These Financial Statements should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes for the year ended December 31, 2011 on Form 10-K filed with SEC on April 27, 2012.

Going Concern

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss for the three months ended March 31, 2012 of $616,185. At March 31, 2012, the Company had an accumulated deficit of $33,980,920. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

•	Management has been able to raise funds to support its working capital needs. The Company raised $200,000 in convertible debt and $67,700 in a two year promissory note during the first quarter.
•	Management has been successful in extending $1,890,000 of convertible notes that were in default. The new maturity date for these notes is April 1, 2013.
•	The Company has been able extend its factoring agreement for another year with significantly lower factoring rates thereby reducing the Company’s borrowing expenses.
•	The Company’s first profitable month was achieved in April 2012 as service sales reached the highest monthly level in the Company’s history.
•	Strong growth in the Company’s service sales division improves the Company cash flow position through the cash generated by these high margins, recurring revenues.
•	The Company has accumulated a strong equipment backlog and believes that the Company will achieve a positive cash flow for the rest of the year.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three months ended March 31, 2012 and 2011, the Company has entered into several non-cash transactions in order to provide financing for the Company and to conserve cash. The table below shows the transactions that occurred during the past two years.

Common stock issued for conversion of Series D Preferred Stock	$10,000	$-
Stock warrants not subject to fair value	$-	$125,000
Common stock issued for debt conversions	$49,750	$-
Stock and stock options issued for services	$14,500	$-

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Interest paid for the three months ended March 31, 2012 and March 31, 2011 was $19,832 and $18,610, respectively.

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

Intangible Assets

The Company evaluates intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles that represent customer lists, distribution list and contracts. These intangibles, except in process research and development (see note 2), have finite lives and therefore are required to be amortized to expense. The Company believes that the useful life of these intangibles ranges from 5-10 years.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of March 31, 2012 and December 31, 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2007 and later remain subject to examination by the IRS and respective states.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of March 31, 2012 and 2011, the Company had potentially dilutive shares of 102,177,410     and 22,396,578 related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive.

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

Other Accounting Standards Updates not effective until after March 31, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	March 31,	December 31,
	2012	2011
Parts	$531,669	$464,225
Work in process	357,010	125,071
Finished Goods	130,537	133,397
Obsolescence Reserve	(101,797)	(103,175)
Total	$917,419	$619,518

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
Short -Term Debt	2012	2011
Convertible Notes bearing interest at 12% due on demand	$610,000	$350,000
Convertible Note bearing interest at 12% due January 2012 to March 2012	-	1,250,000
Convertible Note bearing interest at 12% due April , 2012	50,000	300,000
Convertible Note bearing interest at 10% due April , 2012	-	300,000
Convertible Notes bearing interest at 11% due on May 9 2012	30,000	30,000
Convertible notes bearing interest 10% due January 2012 to March 2012	-	350,000
Promissory note bearing interest at 12% due on demand	100,000	100,000
Other loans	-	110,370
Security Transfer agreements	80,000	-
Unamortized Discount	(54,755)	(28,784)
	$815,245	$2,761,586
Long-term
Convertible Notes bearing interest at 12% due April 1, 2013	$2,090,000
Promissory Note bearing interest at 8% due March 9, 2014	67,700
	$2,157,700

At March 31, 2012 the Company was in default on $710,000 of convertible notes payable and is accruing interest at the default rate of 12%. The long term convertible notes of $1,890,000 have agreed to extend their notes to April 1, 2013 for additional five year warrants of 2,143,425 with an exercise price of $0.10 per share. The Company has determined using the Black- Scholes method the value of these warrants is $32,442 which will be amortized over the extension period. The Company has also issued a convertible note for $200,000 due April 1, 2013 with a conversion feature that allowed the note holder to convert the note and the interest at $.03 per share. This note does not have any warrants and the conversion feature was issued at market price resulting in no beneficial conversion feature. The Company also issued a promissory note to an individual for $67,700 at 8% and maturity March 9, 2014. There are no conversion rights or warrants associated with this debt.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Certain outstanding notes related to the Stanza purchase has been sold to Southridge Partners II L.P. This Agreement requires the Company to treat these notes as debt that can be converted into common stock based on a discount of 40% of the average of the lowest two closing bid prices for the Company’s common stock during the five trading days immediately preceding a conversion date. Southridge Partners II L.P. will receive free trading stock. As of March 31, 2012 Southridge Partners II L.P has converted notes and accrued interest of $49,750 into 3,562,188 shares of common stock. The agreement has a limits of Southridge Partners II, L.P. to holding 9.99% of the Company’s shares outstanding. Southridge Partners II has $116,152 of principal and accrued interest under these agreements that have not been converted. The embedded conversion feature determined at issuance is treated as a discount which is amortized over the estimated life to income. In addition since the embedded conversions feature have down round protection at each accounting period we have revalued the embedded conversion feature and that change is reflected in our Statement of Operations. See subsequent event Note 13 for conversion activities after March 31, 2012.

During the year ended December 31, 2011, the Company issued $430,000 of debt. The Convertible Notes due April 2012 have a conversion feature that allows the Noteholder to convert its principal and unpaid interest at the lesser of $0.25 cents per share or a “Qualified Offering Price” defined as a transaction with gross proceeds of $2,000,000. On December 9, 2011 the company issued an 11% Convertible Note for $30,000. The conversion feature associated with this note can be exercised at the option of Noteholder and within 10 days after the maturity date (May 9, 2012) can be converted into common stock by dividing the principal and accrued interest into an amount equal to fifty percent of the average of the lowest three bid prices for the Company common stock in the twenty days immediately preceding conversion date or by the price of $0.03 per share whichever is greater.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31
	2012	2011
Accrued Compensation	$552,750	$533,717
Accrued Interest	510,547	439,383
Embedded conversion options, at fair value	75,058	648
Common Stock warrants, at fair value	14,968	12,651
Purchase obligation on stock option, at fair value	250,000	250,000
Stanza payroll taxes including interest and penalties	300,208	304,773
Accrued costs on completed jobs	206,745	154,585
Accrued Sales Tax	121,375	95,288
Accrued Other	14,441	16,377
Total	$2,046,092	$1,807,422

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

NOTE 5 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the three months ended March 31:

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	2012	2011
Income taxes at the statutory rate	$(209,503)	$(350,943)
Valuation Allowance	196,364	313,978
Permanent differences and other	13,139	36,965
Total income taxes of continuing operations	$-	$-

The following presents the components of the Company’s total income tax provision:

	2012	2011
Current expense	$-	$-
Deferred benefit	196,364	313,978
Change in valuation	(196,364)	(313,978)
Total	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of primary temporary differences giving rise to deferred tax assets and liabilities for the three months ended March 31 are as follows:

	2012	2011
Deferred tax assets
Amortization	$1,839	$27,960
Nonqualified stock option expense	20,900	24,045
Embedded conversion option	2,570	-
Operating losses carry forward	6,228,085	5,152,091
Deferred tax liabilities
Warrants fair value income	(2,629)	(63,593)
Depreciation	(6,800)	(1,570)
Net deferred assets	6,243,965	5,138,933
Valuation allowance	(6,243,965)	(5,138,933)
Total net deferred tax asset liability	$-	$-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized any taxable income since its inception.

At March 31, 2012 the Company had consolidated federal net operating losses of $18,317,897. The expiration date of these net operating losses are as follows:

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2019	104,604
2020	654,454
2021	1,700,703
2022	72,209
2023	451,382
2024	262,795
2025	385,410
2026	911,684
2027	2,540,363
2028	1,543,573
2029	2,807,561
2030	2,795,006
2031	2,088,153
2032	2,000,000
18,317,897

NOTE 6 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock, one Class A Warrant and one Class B Warrant. Each Unit was offered at $10,000. The holder of the Convertible Preferred Stock may convert at any time and is required to convert their Preferred Stock 24 months after issuance, in whole or in part, into shares of the Company Common Stock. Assuming an initial conversion price of $1.00, each share of Preferred Stock is convertible into 10,000 shares of the Company Common Stock. Each Class A Warrant and Class B Warrant entitles the holder to purchase 3,333 shares of Common Stock with exercise prices of $1.20 and $1.40, respectively.

For the three months ended March 31, 2012, investors holding  Series D Preferred Stock elected to convert their holdings into the Company Common Stock using the Volume Weighted Average Price “VWAP” formula as provided for in the offering documents. A total of one share of Series D Preferred Stock elected to convert into Common Stock receiving an aggregate of 200,000 shares of the Company common stock. The weighted average conversion price per share was $0.05. In addition, the Class A and Class B Warrants were repriced based the on conversion price multiplied by 120% and 140%, respectively.

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

During the three months ended March 31, 2012, no treasury shares were converted into Common Stock.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS

The Company issued nonqualified stock options to employees on January 16, 2012. These options were not issued under any plan that required stockholder approval. The Company believes that such stock options align the interest of its employees with the shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company common stock at the date of grant. The options granted to employees have a term of 10 years with a vesting commencing on January 16, 2013 over the four year period.   The Company used the Black-Scholes method to evaluate the value of the options. The option granted on March 27, 2012 was to a member of our advisory board. The option is for 5 years and vesting immediately. We determined that the value of the option was $11,405 and will be charged to income over the one-year term to serve as an advisory board member. The expected volatility is computed based on a twelve month standard deviation of our month ended closing price. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at time of grant. Below are the parameters in determining the fair value of these options.

2012
Expected volatility	96%
Vesting period	5
Expected term	7
Expected dividends	0%
Risk free rate	1%

The following is a table shows a summary of activity for the three months ended March 31, 2011 and the year ended December 31, 2011:

Outstanding December 31, 2010	8,245,000	$0.31
Granted
Exercised	-
Forfeited	(510,000)	$0.33
Outstanding December 31, 2011	7,735,000	$0.31
Granted January 16.2012	4,025,000	$0.07
Granted March 27 2012	500,000	$0.02
Exercised
Forfeited	(930,000)	$0.26
Outstanding March 31, 2012	11,330,000	$0.23
Exercisable as of March 31, 2012	5,944,595	$0.27

As of March 31, 2012, the nonvested options totaled 5,835,405 shares. There is approximately $500,000 of unrecognized compensation and share-based expense arrangements that have been granted. These costs will be recognized over a weighted average period of 2.5 years. At March 31, 2012, the aggregate intrinsic value of exercisable stock options was $163,000.

NOTE 9 – COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2012 the Company issued the following shares of common stock:

•	The company issued 200,000 shares of common stock for the conversion for the Series D Preferred Stock.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

•	The company issued 100,000 shares to a consultant for services performed with a value of $2,500.

•
The company issued 3,562,188 shares of common stock for the conversion in accordance with Security Transfer Agreements in exchange for the retirement of $49,750 of convertible notes and accrued interest.

•	The company issued 303,787 shares for investor relations services value at $12,000.

During the year ended December 31, 2011, the Company issued 810,569 shares of common stock for the conversion of the Series D Preferred Stock. The Company also issued 239,956 shares for the conversion of Convertible Notes and accrued interest of $39,992.

NOTE 10 - COMMON STOCK WARRANTS

There were 2,143,425 warrants issued for the extension of $1,890,000 of convertible notes during the three months ended March 31, 2012. There were no warrants exercised during the three months ended March 31, 2012, however 847,500 of warrants expired without being exercised. The following table shows the warrants outstanding at March 31, 2012:

Number of		Exercise	Expiration
Warrants	Purpose	Price range	Date
200,000	Acquisition of Grove Power, Inc.	$0.01	14-Jun
2,143,425	Extension of Convertible Notes	$0.10	17-Apr
293,540	Broker warrants on Debt Offerings	$0.10-$0.625	Dec12-Jan-13
920,000	Convertible Debt Offering 2009/2010	$0.25	Dec-14 - Mar 15
553,800	Debt offering 2007	$0.50	April-July-12
1,650,000	Convertible Debt Offering 2010	$0.60	May - Nov -15
158,000	Debt Offering 2007	$0.75	12-Dec
1,469,862	Converted Preferred D Class A	$0.05 -$0.89	13-Jun
1,469,862	Converted Preferred D Class B	$0.06-$0.63	13-Jan
1,143,219	Unconverted Preferred D Class A	$1.20	13-Jan
1,143,219	Unconverted Preferred D Class B	$1.40	13-Jan
777,135	Broker warrants on Preferred D	$1.25	13-Jan

NOTE 11 – FAIR VALUE

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

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company will evaluate its hierarchy disclosures each quarter. The Company’s fair value measurements for level three inputs were based on the following methods:

1.
Common Stock Warrants are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term. The following were the assumptions used to compute the fair value:

	March 31,	December 31,
	2012	2011
Common stock price	$0.03	$0.03
Exercise price	$0.15	$0.15
Volatility	91.7%	82.7%
Interest rate	0.18%	0.12%
Remaining Terms	3.75 yrs	4Yrs

2.	Embedded beneficial conversion options was determined by using the Black –Scholes methods with the following input variables at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Common stock price	$0.03	$0.03
Conversion price	$0.12	$0.12
Terms in years	0.4	0.3
Volatility	91.70%	82.73%
Interest rate	0.12%	0.05%

3.
Purchase obligation of a stock option represents the value of the purchase obligation to buyback these options at any time during the next two years. The agreement is for 1,000,000 options with a guarantee buy back provision at $0.25, which is also the exercise price.

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of March 31, 2012.

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$14,968	$14,968
Purchase obligations for stock option			$250,000	$250,000
Embedded beneficial conversion option			$75,058	$75,058
Total			$340,026	$340,026

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2011:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$12,651	$12,651
Purchase obligations for stock option			$250,000	$250,000
Embedded beneficial conversion option			$648	$648
Total			$263,299	$263,299

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Liabilities
Balance at December 31, 2011	$263,299
Embedded beneficial conversion options	$76,841
Change in fair value recorded in other expense	$(114)
Balance at March 31,2012	$340,026

Note 12 –Segment Data

Our operating segments represent components of our business for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We conduct our operations through two operating segments: Power Distribution and Energy Service. Our reportable segments are strategic business units that offer different products and services and serve different customers. Power Distribution consists of the sale of emergency and standby power equipment and renewable energy solutions. Energy Services consist of the sale of maintenance and service programs, interruptible rate services, monitoring  and energy audits.

Summarized financial information concerning our reportable segments is shown in the following table. Unallocated costs include corporate overhead, research and development. Other expense  for purposes of evaluating the operations of our segments, is not allocated to our segment activities. Total asset amounts exclude intercompany receivable balances eliminated in consolidation.  The Unallocated Costs for assets includes cash, goodwill and in-process research and development. Customer lists and other intangibles are allocated to their segments.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months ended March 31, 2012

	Power	Energy	Unallocated
	Distribution	Services	Corporate Costs	Total
Sales	$2,129,237	$1,140,449		$3,269,686
Cost of sales	1,816,461	524,521		2,340,982
Gross profit	312,776	615,928		928,704

Operating Expenses:
Selling and service expenses	329,109	315,439		644,548
General and administrative expenses	204,844	233,073		437,917
Depreciation & amortization	59,110	29,586	739	89,435
Corporate overhead	-	-	157,857	157,857
Loss on sale of fixed assets	3,828	-	956	4,784
Operating Expenses	596,891	578,098	159,552	1,334,541

Operating Loss	(284,115)	37,830	(159,552)	(405,837)

Other Expenses
Interest expense, net	18,111	54,200	86,150	158,461
Amortization of debt discount and financing costs			52,060	52,060
Fair value of warrants			(7,732)	(7,732)
Fair value embedded conversion feature			7,559	7,559
Total Other Expenses, net	18,111	54,200	138,037	210,348
Net Loss	$(302,226)	$(16,370)	$(297,589)	$(616,185)
Total Assets	$2,275,118	$1,999,024	$1,535,535	$5,809,677

For the Three Months Ended March 31, 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$2,386,150	$1,085,897		$3,472,047
Cost of sales	1,948,851	555,353		2,504,204
Gross profit	437,299	530,544		967,843

Operating Expenses:
Selling and service expenses	322,053	330,430		652,483
General and administrative expenses	152,976	293,286		446,262
Depreciation & amortization	40,805	39,514	963	81,282
Research and development	-	-	125,588	125,588
Corporate overhead	-	-	414,322	414,322
Operating Expenses	515,834	663,230	540,873	1,719,937

Operating Loss	(78,535)	(132,686)	(540,873)	(752,094)

Other Expenses
Interest expense, net	32,327	48,491	94,550	175,368
Amortization of debt discount and financing costs			372,580	372,580
Fair value of warrants			(187,038)	(187,038)
Total Other Expenses, net	32,327	48,491	280,092	360,910

Net Loss	$(110,862)	$(181,177)	$(820,965)	$(1,113,004)
Total Assets	$1,944,107	$2,046,683	$2,072,219	$6,063,009

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13– SUBSEQUENT EVENT

Certain outstanding notes related to the Stanza purchase has been sold to Southridge Partners II L.P. This Agreement requires the Company to treat these notes as debt that can be converted into common stock based on a discount of 40% of the average of the lowest two closing bid price for the company common stock during the five trading days immediately preceding a conversion date. Southridge Partners II L.P. will receive free trading stock. For period of March 31, 2012 to May 15, 2012 Southridge Partners II L.P has converted notes and accrued interest of $14,172 into 3,605,423 shares of common stock. The agreement has a limit of Southridge Partners II, L.P. to 9.99% of the shares outstanding. Southridge Partners II has $102,483 under these agreements that have not been converted.

The Company has issued common stock totaling 3,803,797 for the settlement of liabilities that totaling $49,311. The Company also issued common stock to three of our advisory board members. The value of the stock was based upon date of issuance April 4, 2012 of $.04 for total of $30,000 this cost will be amortized over their one year term.

In accordance with our Preferred Series D stock after 24 months a holder could elect to convert it stock to common shares based on the lesser of (i) $1.00 or (ii) a price per share equal to the volume weighted average closing price for the twenty trading prior to a conversion. As of May 2, 2012 a total of 2 Preferred Series D shares have been converted into 593,648 common shares.

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

OUR BUSINESS

We specialize in the sales and management of onsite power generation for industrial and commercial customers. By utilizing advanced communication technologies, automated data collection, reporting systems and remote monitoring capabilities, we believe we are creating a new standard for power asset management and are leading the way for critical energy programs such as demand response and distributed generation. In fact, we believe we are one of the first companies to combine expertise in power generation asset management with real time information processing to create a more reliable and effective Smart Grid approach to onsite power management.

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

In 2009, we acquired the Industrial and Service Division of RB Grove, a 52-year old power generation provider located in Miami, Florida. This company is now called Grove Power Inc. (“GPI”) and it is responsible for our long term goal to expansion throughout the Southeastern United States.

In 2009, we acquired a power generation business in New Jersey that provide us with purchase orders, backlog and extensive customer and marketing relationships in New York, Connecticut and New Jersey. This business has been merged into TES.

In 2010, we acquired Sustainable Solutions, Inc. (“SSI”), which is engaged in providing energy audits, energy consulting and energy management services in the Midwest region.

In 2010, Titan Energy Development, Inc. (“TEDI”) purchased certain assets and assumed certain liabilities of Stanza Systems, which provide us with a software development company experienced in smart grid and utility operations.  The company operates this business as Stanza Technologies (“Stanza”)’ Stanza has developed network communications software that we plan to utilize in our generator service business.

RESULTS OF OPERATIONS

 Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Sales

Sales for the three months ended March 31, 2012 were $3,269,686 compared to $3,472,047 for the three months ended March 31, 2011. The following table summarizes our sale by their segments:

	Power	Energy
	Distribution	Services
2012	$2,129,237	$1,140,449
2011	2,386,150	1,085,897
(Decrease) Increase	$(256,913)	$54,552
Percent (Decrease) Increase	(11%)	5%

The decreased sales in the Power Distribution segment is primarily attributable to lower sales at our Florida and New York offices of approximately $300,000 and $400,000, respectively, compared to the same period in the prior year. These decreases were partially offset by a $500,000 increase in sales at our Midwest location. The increased sales in the Midwest location could be attributable to the unusually warm winter this year which allowed for construction to begin earlier. Both Florida and New York are small offices with limited sales staff and can experience large fluctuations in sales from quarter to quarter. Overall, our quarterly orders for Power Distribution were up 13% compared to the same period of last year.

The increase in our Energy Services segment sales is attributable to increased sales in our national account program which was $130,000 higher than the first quarter of 2011. This was partially offset by a decrease in contract programming of $25,000 and lower service sales at Groves of $45,000.

Cost of Sales

Cost of sales was $2,340,982 for the three months ended March 31, 2012 compared to $2,504,204 for the three months ended March 31, 2011:

	Power	Energy
	Distribution	Services
2012	$1,816,461	$524,521
2011	$1,948,851	$555,353
Decrease	$(132,390)	$(30,832)
Percent of Sales
2012	85%	46%
2011	82%	51%

The lower cost of sales in the Power Distribution segment is attributable to the lower sales volume in New York and Florida locations where the Company generally recognizes higher sales margins. The Midwest region has more competitors and is more willing to take lower margins on some sales in order to maintain a certain market position in this region.

The lower cost of sales in the Energy Service segment is attributable to a lower sales volume in Stanza and Florida. The improvement in the percent of sales is attributable to an improvement in our margins in national accounts and in Stanza and Florida where cost of service work is higher than the Midwest.

Selling and Service Expenses

Sales and services expenses include all sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Selling and Service expenses were $644,548 for the three months ended March 31, 2012, compared to $652,483 for the three months ended March 31, 2011. The following table summarizes the area of costs in this category:

	Power	Energy
2012	Distribution	Services
Payroll related costs	$308,735	$254,524
Shared based compensation	9,205	11,993
Other	11,169	48,921
Total	$329,109	$315,439
2011
Payroll related cost	$285,552	$253,357
Shared based compensation	11,452	14,846
Other	25,050	62,227
Total	322,053	$330,430

Increase (Decrease)	$7,056	(14,991)

The higher costs in Power Distribution payroll related costs are attributable to higher sales commissions. The decrease in Other Expenses in the Power Distribution segment is attributable to a reduction in car allowance and vehicle usage. The decrease in the Energy Service costs was primarily due to lower maintenance on our service vehicles and equipment. We also had lower equipment leasing costs as we purchased a load bank in late 2011 that we were leasing in early 2011.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facilities and office functions which we can allocate to our segments. General and administrative expenses were $437,917 for the three months ended March 31, 2012, compared to $446,262 for the three months ended March 31, 2011. The following table summarizes the areas of costs in this category:

	Power	Energy
2012	Distribution	Services
Payroll related costs	$54,645	$79,889
Shared based compensation	9,107	9,107
Facilities	55,723	61,314
Factoring Fees	51,894	8,903
Other	33,476	73,860
Total	$204,844	$233,073
2011
Payroll related cost	$30,333	$123,785
Shared based compensation	2,320	3,291
Facilities	54,182	74,802
Other	71,730	85,820
Total	$158,565	$287,697

Increase (Decrease)	$46,279	$(54,625)

The major cause for the increase in the Power Distribution Segment Costs is attributable to the factoring fees that we pay to finance our accounts receivables. In 2011, we had a credit facility which did not have factoring fees. The reduction in other costs in the Power Distribution segment is attributable to a reduction in business travel and lower office supplies. The lower cost in Energy Service segment is attributable to reduction in administration costs for Stanza of approximately $52,000 for the three months ended March 31, 2012 compared to $123,000 for the period ended March 31, 2011.

Research and Development

We entered into a contract in June 2010 with a third party to design and develop a remote monitoring system dedicated to onsite power generation equipment. We believe that there are few alternatives available in the market place that support the management of onsite power generators in the manner that is required by peak shaving, demand response and energy efficiency programs, and so to better serve these marketplaces, Titan needed to develop its own monitoring program. The Company has completed this software package and has begun to market it to customers. Therefore, there are no Research and Development costs recorded in the first quarter of 2012.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the three months ended March 31, 201 was $157,857 as compared to $414,322 for the three months ended March 31, 2011. The following table shows the costs related to corporate activities:

	2012	2011
Payroll related activates	$79,317	$187,384
Stock Compensation	22,058	24,682
Professional Fees	10,500	97,789
Shared based payments for professional services	12,000	-
Travel	8,310	87,120
Other	25,672	17,247
Total	$157,857	$414,222

Our payroll is lower due to right sizing the number of the executive officers. Currently there are two executive officers, the CEO and the CFO. In 2011 we had in addition to the current executive officers a President and Vice President of Business Development. These latter positions have been eliminated. The Company’s CEO and CFO have taken significant pay cuts in April of 2011 which reduced the payroll amount by $17,000 for the first quarter of 2012. The lower professional fees in the three months ended March 31, 2012 was due to our decision not to have audited financial statements for the year ended December 31, 2011.  The decrease in business travel in the three months ended March 31, 2012 is associated with our limited fund raising activities and moving our corporate office to Minnesota in 2012.  In 2012, the Company issued stock to our investor relations professionals to improve our communications with shareholders and investors.  This cost is non-cash charge and is based on actual stock price at the time of payment.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the three months ended March 31, 2011 was $89,438 compared to $81,282 in the three months ended March 31, 2011. We have limited our capital expenditures and therefore incurred only a small increase in depreciation expense.

Other Expenses

The following table below summarizes the items in this category for the three months ended March 31:

	2012	2011
Interest expense, net	$134,034	$9 4,550
Present value of lease obligation	24,426	-
Amortization of debt discount	50,870	329,847
Amortization of deferred financing costs	1,190	42,733
Change in fair value of embedded conversion feature	7,559	-
Change in fair value of warrants	(7,732)	(187,038)
Total	$210,347	$280,092

The Company’s outstanding debt as of March 31, 2012 before applying any debt discount is $2,972,945 compared to $2,411,484 in 2011, a net increase of $561,461. As a result we incurred an increase of approximately $40,000 in additional interest expense in 2012. We also had to replace our bank credit line with a factoring arrangement that has an interest rate of 7.75%. Our weighted average interest rate at the March 31, 2012 was 11.6% compared to 9.1% in March 31, 2011.

The present value of the lease obligation is a calculation used to determine the fair value of a lease that the Company has defaulted on due to its inability to pay. The unexpired lease term is 34 months and the value of this lease obligation will continue to accrue unless there is settlement between the Landlord and the Company. The Landlord has filed a lawsuit against the Company to collect unpaid and future lease payments and seeking a judgment in the amount of $289,206. The Company has accrued $146,750 at March 31, 2012 which represents the present value of the lease through March 31, 2012.

Our convertible debt has warrants and beneficial conversion features which are accounted for in accordance with ASC 470, whereas we must determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At March 31, 2012 there is unamortized discount totaling approximately $54,000 on our balance sheet that will be expensed in 2012. The embedded conversion feature and the warrants are treated as a liability and are re-measured with each reporting period. The gain in the change of fair value of the warrants was the result of a higher volatility rate and a slightly higher interest rate. The loss in the embedded conversion feature reflect a stock price of $0.04 when this debt was issued compared to a price of  $0.03 at March 31 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss for the three months ended March 31, 2012 of $618,185. At March 31, 2012 we had an accumulated deficit $33,980,920. In addition, we are currently in default on notes payable of $710,000 of principal. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s ability to maintain its operations is supported by a number of activities. The Company has raised $200,000 in convertible debt and $67,700 in a promissory note since during the quarter.  We were able to retire $110,000 of Stanza through the Security Transfer Settlement Agreement. The Company improvement in cash flow is allowing it to continue operating in applying our critical vendors. The debt holders that are in default have not indicated that they plan any adverse action against the Company. In fact several of these debt holders have verbally indicated they plan to extend their notes.

During the three months ended March 31, 2012, cash used by continuing operations was $379,657. This cash was used to increase our work in process inventory and to continue to pay down our vendors. We sold some equipment in the quarter raising $35,000 in cash from investing activities and had capital purchases of $7,815. Increase sales in quarter allowed us to increase the factoring line by approximately $200,000.

The second quarter of 2012 has started out very strong and should allow us to be cash flow positive this year. At March 31, 2012, we had $145,591 in cash and short-term investments. We will continue to seek to raise additional capital and improve our business to achieve cash flow positive.

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

•
Management defines adjusted EBITDA as net income (loss), excluding depreciation, amortization, stock based compensation, interest, income taxes (benefit) and other income and expenses. Adjusted EBITDA also eliminates items that do not require cash outlays, such as warrants and beneficial conversion features from issuing convertible securities which are treated as debt discounts and amortized to expenses; fair value adjustment for warrants and embedded conversion features, which is dependent on current stock price, volatility, term and interest rate which are factors that are not easily controlled; and amortization expense related to acquisition-related assets, which us based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from the actual performance of the asset, are based on the value determined on acquisition date and may not be indicative of current or future capital expenditures. Management has also eliminated the effect of contingent consideration that was established in the purchase of Stanza which based on current assumptions this liability will not be realized. We also will eliminate from our net loss the present value of the lease obligation as this is not part of our continuing operations

•
Adjusted EBITDA may have limitations as an analytical tool. The Adjusted EBITDA financial information presented here should be considered in conjunction with, and not as a substitute for or superior to, financial information presented in accordance with GAAP and should not be considered as a measure of our liquidity. Further, adjusted EBITDA as a measure may differ from other companies and therefore should not be used to compare our performance to that of other companies.

Adjusted EBITDA was negative $240,433 and negative $600,093 for the three months ended March 31, 2012 and 2011, respectively. The reconciliation of adjusted EBITDA to net loss is set forth below:

	Three Months Ended March 31,
	2011	2010
Net loss	$(616,185)	$(1,032,186)
Add back:
Depreciation and amortization	89,436	81,282
Stock based compensation	61,469	70,719
Stock payment for services	14,500	-
Interest	134,034	94,550
Present value of lease obligation	24,426	-
Amortization of debt discount	52,060	372,580
Fair value adjustment of conversion options	7,559
Fair value adjustment on warrants	(7,732)	(187,038)
Adjusted EBITDA	$(240,433)	$(600,093)

OFF-BALANCE SHEET ARRANGEMENTS

 None.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012 covered by this Quarterly Report on Form 10-Q  have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

The Company subsidiary Titan Energy Development, Inc. (“TEDI”) has been sued by TEDI’s landlord (the “Plaintiff”) for non-payment of our office lease in Houston, TX. The Plaintiff has filed on May 14, 2012 for default judgment in the amount of $289,206, including the unpaid lease and future lease payment of $161,168, leasing commission of $36,254, and the improvements for new tenants of $91,784; plus attorney fees of $6,210. The Company has been in discussions with the Plaintiff to seek a settlement, but no agreement have been reached.  If an agreement cannot be reached, the Company may appeal the judgment. As of May 1, 2012, the Company has accrued the lease payments totaling $172,445.

The Company has also been sued on the non-payment of a settlement agreement with a Control Crew, Inc. (the “Plaintiff”) for the work performed in 2008 and 2009 for a discontinued operation. The Plaintiff has requested that the total invoices of $44,481 be paid. The Company believed that all but $25,000 had been paid to the vendor and was seeking a settlement on that remaining amount. On March 29, 2012 an Entry of Default was filed with the State of Michigan in the Circuit Court for the County of Oakland. On April 18, 2012, the Plaintiff’s motion for default judgment was granted. The judgment amount includes the invoices of $44,481, plus interest, totaling $52,372.  The Company has recorded this amount as a liability.

ITEM 1A. Risk Factors

Not applicable.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012 the Company sold the following securities:

1.
On March 29, 2012 the Company issued a $200,000 convertible promissory note bearing interest at 8% with a maturity date of April 1, 2013. The Noteholder, at its sole option, shall have the right to convert the principal value and all accrued interest into Common stock of the Company. The conversion rate is $0.03 per share or if the Company makes a qualified offering at less than this amount it will convert at the qualified offering price. These funds were for general working capital.

2.	On March 8, 2012 the Company issued $67,700 promissory note bearing interest at 8% with a maturity date of March 9, 2014. These funds were used for working capital of Stanza.

ITEM 3.    Defaults Upon Senior Securities

During the quarter ended March 31, 2012 the following securities were in default:

Convertible notes payable, bearing interest at 12%, due on demand	$610,000
Promissory Note bearing interest at 12%, due on demand	$100,000

 ITEM 4.   Mine Safety Disclosures

Not applicable

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

TITAN ENERGY WORLDWIDE, INC.

Dated: May 29, 2012	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer

Dated: May 29, 2012	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
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