Form 10-Q
period 2012-06-30
Titan Energy Worldwide, Inc.
filed 2012-08-13
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: As of August 10, 2012 the issuer had 44,087,189 shares of its common stock issued and outstanding.

ITEM 1.  Financial Statements

Not conforming to the Regulation S-X Rule 8-03 the Company’s Interim Financial Statements for the period ended June 30, 2012 (the “Financial Statements”) included in this Quarterly Report on the form of 10-Q (the “Form 10-Q”) have not been reviewed by an independent public accountant with professional standards for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission ( the “Commission”).The review was not completed due to the cost and availability of cash required to pay past due fees owed to our independent accountant. The Company believes this is a temporary situation and will request the independent public accountants to complete the review when our liquidity position improves and we have completed a payment arrangement. Upon the completion of the review of the Company's Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2012 by our independent public accountants we will amend Form 10-Q, the Financial Statements have been prepared in accordance with generally accepted accounting principles and applicable rules and regulation. In the opinion of Management, the information contained herein is accurate.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30,	December 31,
Current assets	2012	2011
Cash and cash equivalents	$134,296	$139,432
Accounts receivable less allowance for doubtful accounts	2,744,154	2,045,766
Inventory, net	699,447	619,518
Other current assets	95,071	52,996
Total current assets	3,672,968	2,857,712
Property and equipment, net	643,112	747,566
Customer and distribution lists, net	549,423	628,118
Goodwill	1,351,695	1,351,695
Other assets	31,092	31,092
Total assets	$6,248,290	$5,616,183
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,073,159	$2,404,538
Accrued liabilities	2,126,162	1,807,422
Customer deposits and deferred revenue	188,145	234,339
Factoring obligation	1,707,542	959,868
Notes payable - current portion	100,000	210,370
Current portion of convertible debt, net of discount	2,838,203	2,551,216
Total current liabilities	9,033,211	8,167,753
Notes payable, less current portion	67,700	-
Other long term liabilities	188,589	122,248
Total long-term liabilities	256,289	122,248
Total liabilities	9,289,500	8,290,001
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $.0001 par value, issued and outstanding 341 and 344 shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 44,087,189 and 31,472,127 shares, respectively	4,409	3,147
Treasury stock, at cost, held 1,550,000 and 1,550,000 shares, respectively	(775,000)	(775,000)
Additional paid-in capital	31,781,951	31,462,769
Accumulated deficit	(34,052,571)	(33,364,735)
Total stockholders’ equity (deficit)	(3,041,210)	(2,673,818)
Total liabilities and stockholders’ equity (deficit)	$6,248,290	$5,616,183

See accompanying notes to unaudited condensed consolidated financial statements

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2012 and 2011

	2012	2011
Sales of equipment	$3,642,472	$2,346,045
Sales of service and parts	1,699,789	1,199,543
Total sales	5,342,261	3,545,588

Material cost and labor for equipment	3,009,912	1,940,723
Material cost and labor for service and parts	840,374	684,478
Total cost of sales	3,850,286	2,625,201
Gross profit	1,491,975	920,387
Operating expenses:
Selling and service expenses	691,387	594,702
General and administrative expenses	448,698	385,770
Research and development	-	68,651
Corporate overhead	153,026	310,470
Depreciation and amortization	86,535	90,019
Loss on sale of fixed assets	(5,731)	-
Total operating expenses	1,373,915	1,449,612
Operating income (loss)	118,060	(529,225)
Other expenses
Interest expense, net	203,331	106,160
Amortization of debt discount and financing costs	33,989	351,501
Change in fair value of embedded conversion feature	(37,873)
Change in fair value of warrants	(11,250)	(86,010)
Total Other Expense, net	188,197	371,651
Net income (loss)	$(70,137)	$(900,876)
Weighted average number of shares outstanding	40,323,957	29,301,563
Basic and diluted (loss) per common share	$(0.00)	$(0.03)

See accompanying notes to unaudited condensed consolidated financial statements

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2012 and 2011

	2012	2011
Sales of equipment	$5,745,706	$4,723,758
Sales of service and parts	2,866,240	2,293,877
Total sales	8,611,946	7,017,635

Material cost and labor for equipment	4,827,308	3,880,574
Material cost and labor for service and parts	1,363,959	1,239,831
Total cost of sales	6,191,267	5,129,405
Gross profit	2,420,679	1,888,230
Operating expenses:
Selling and service expenses	1,335,786	1,247,185
General and administrative expenses	886,683	832,032
Research and development	-	194,238
Corporate overhead	312,936	724,792
Depreciation and amortization	175,471	171,301
Gain (loss) on sale of fixed assets	(949)	-
Total operating expenses	2,709,927	3,169,548
Operating income (loss)	(289,248)	(1,281,318)
Other expenses
Interest expense, net	361,835	200,710
Amortization of debt discount and financing costs	95,464	724,081
Change in fair value of embedded conversion feature	(49,769)	-
Change in fair value of warrants	(8,942)	(273,048)
Total Other Expense, net	398,588	651,743
Net income (loss)	$(687,836)	$(1,933,061)
Weighted average number of shares outstanding	36,610,914	29,050,442
Basic and diluted (loss) per common share	$(0.02)	$(0.07)

See accompanying notes to unaudited condensed consolidated financial statements

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011

Operating activities:	2012	2011
Net income (loss)	$(687,836)	$(1,933,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	123,103	139,084
Depreciation and amortization	175,471	171,301
Amortization of debt discount and financing costs	95,464	724,081
Stock Issued for services	24,941	-
Change in fair value of lease obligation	66,341	-
Change in fair value of warrants	(8,942)	(273,048)
Change in fair value of embedded conversion	(49,769)	-
Gain on sales of fixed assets	(949)	-
Changes in operating assets and liabilities:
Accounts receivables	(698,388)	250,630
Inventory	(79,929)	49,615
Other assets	(18,947)	86,392
Accounts payable	(292,622)	(435,639)
Accrued liabilities and customer deposits	272,546	156,523
Net cash used in operating activities	(1,079,516)	(1,064,122)
Investing activities:
Purchase of fixed assets	(31,246)	(23,626)
Asset purchased in business acquisitions	-	-
Proceeds from sales of fixed assets	40,622	-
Net cash (used) provided in investing activities	9,376	(23,626)
Financing activities:
Proceeds provided by Convertible Debt	360,000	300,000
Payment of short-term credit line	-	(992,558)
Net borrowings from Factoring Obligation	747,674	893,483
Proceeds from stock warrant exercised	-	2,250
Proceed of promissory note	67,700	100,000
Payment of Notes Payable	(110,370)	(106,413)
Net cash (used) provided by financing activities	1,065,004	196,762
Increase (decrease) in cash and cash equivalents	(5,136)	(890,986)
Cash and cash equivalents, beginning of year	139,432	968,416
Cash and cash equivalents, end of period	$134,296	$77,430

See accompanying notes to unaudited condensed consolidated financial statements

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the “Company”) was incorporated on December 28, 2006 in the state of Nevada. The Company’s stock is traded on the OTC under the symbol “TEWI”.

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

On June 11, 2009, the Company through its wholly owned subsidiary, Grover Power, Inc., a Florida corporation (“GPI”), acquired certain assets and assumed certain liabilities of R.B. Grove, Inc.’s Industrial and Service Divisions. The purchase was effective June 1, 2009. The purchase price consisted of a cash payment of $214,827 and an $86,612 secured promissory note at 8% interest rate due November 11, 2010. This Note obligation has been fully satisfied. The Seller also received five year warrants to purchase 200,000 shares of the Company common stock at a price of $0.01 per share. The Company determined the fair value of these warrants to be $32,000.

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

At June 30, 2012 and December 31, 2011, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

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

Going Concern

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss for the six months ended June 30, 2012 of $687,836. At June 30, 2012, the Company had an accumulated deficit of $34,052,571. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

●	Management has been able to raise funds to support its working capital needs. The Company raised $200,000 in convertible debt and $67,700 in a two year promissory note during the first quarter.
●	Management has been successful in extending $1,890,000 of convertible notes that were in default. The new maturity date for these notes is April 1, 2013.

●	The Company has been able extend its factoring agreement for another year with significantly lower factoring rates thereby reducing the Company’s borrowing expenses.
●	The Company’s has achieved profitable months in April and May 2012 as service sales reached the highest monthly levels in the Company’s history.

●	The Company has terminated or suspended indefinitely certain unprofitable business divisions thereby improving the future overall cash position in the Company.

●
Strong growth in the Company’s service sales division improves the Company cash flow position through the cash generated by these high margins, recurring revenues. The Company has terminated or suspended indefinitely certain unprofitable business divisions thereby improving the future overall cash position in the Company.

●	The Company has accumulated a strong equipment backlog and believes that the Company will achieve a positive cash flow for the rest of the year.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and six months ended June 30, 2012 and 2011, the Company has entered into several non-cash transactions in order to provide financing for the Company and to conserve cash. The table below shows the transactions that occurred during the period presented.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Stock issued for services	$30,000	-	$44,500	-
Common stock issued for conversion of Series D Preferred Stock	$20,000	-	$30,000	-
Stock issued for the conversion of convertible debt	$14,321	$39,992	$64,071	$39,992
Accounts Payable settled with stock	$39,002	-	$39,002	-

Interest paid for the three months ended June 30, 2012 and 2011 was $35,178 and $30,763, respectively. Interest payments for the six months ended June 30, 2012 and 2011 were $55,010 and $48,108, respectively.

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

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Intangible Assets

The Company evaluates intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles that represent customer lists, distribution list and contracts. These intangibles have finite lives and therefore are required to be amortized to expense. The Company believes that the useful life of these intangibles ranges from 5-10 years.

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

In performing the test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We considered a number of factors to determine the fair value of a reporting unit. The valuation is based upon expected future discounted operating cash flows of the reporting unit. We base the discount rate used to arrive at a present value as the date of the impairment test on our weighted average cost of capital. If the carrying value of the reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of June 30, 2012 and December 31, 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However, fiscal years 2007 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of June 30, 2012 and 2011, the Company had potentially dilutive shares of 131,200,375 and 23,584,067 related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

In July 2012, the FASB issued ASU 2012-02, “Intangible-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangibles Assets for Impairment” ASU 2012 -02 allows an entity to assessed qualitatively whether an indefinite-lived intangible assets is impaired prior to performing a qualitative analysis. This ASU 2012-02 is effective for fiscal year beginning after September 15, 2012. We expect that the adoption of ASU 2012-02 to have no material impact on our financial position and results of operations.

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

Other Accounting Standards Updates effective after June 30, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	June 30,	December 31,
	2012	2011
Parts	$615,807	$464,225
Work in process	59,648	125,071
Finished Goods	127,189	133,397
Obsolescence Reserve	(103,197)	(103,175)
	$699,447	$619,518

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
Short -Term Debt	2012	2011
Convertible Notes bearing interest at 12% due on demand	$660,000	$350,000
Convertible Note bearing interest at 12% due January 2012 to March 2012	-	1,250,000
Convertible Note bearing interest at 12% due April 2013	1,890,000	-
Convertible Note bearing interest at 8% due April 2013	200,000	-
Convertible Notes bearing interest at 11% due on demand	30,000	30,000
Convertible Note bearing interest at 10% due January 2012 to March 2012	-	350,000
Promissory note bearing interest at 12% due on demand	100,000	100,000
Convertible Note bearing interest at 12% due April 2012	-	300,000
Convertible Note bearing interest at 10% due April 2012	-	300,000
Other loans	-	110,370
Convertible Settlement agreement	77,660	-
Unamortized Discount	(19,457)	(28,784)
	$2,938,203	$2,761,586
Long-term
Promissory Note bearing interest at 8% due March 9, 2014	$67,700

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

At June 30, 2012 the Company was in default on $790,000 of convertible notes payable and is accruing interest at the default rate of 12%. The long term convertible notes of $1,890,000 have agreed to extend their notes to April 1, 2013 in return for receiving 2,143,425 additional five year warrants with an exercise price of $0.10 per share. The Company has determined using the Black-Scholes method the value of these warrants to be $32,442, which will be amortized over the extension period. The Company has also issued a convertible note for $200,000 due April 1, 2013 with a conversion feature that allowed the note holder to convert the note and the interest at $.03 per share. This note does not have any warrants and the conversion feature was issued at market price resulting in no beneficial conversion feature. The Company also issued a promissory note to an individual for $67,700 at 8% and maturity March 9, 2014. There are no conversion rights or warrants associated with this debt.

Certain outstanding notes related to the Stanza purchase have been sold to Southridge Partners II L.P. This Agreement requires the Company to treat these notes as debt that can be converted into common stock based on a discount of 40% of the average of the lowest two closing bid prices for the Company’s common stock during the five trading days immediately preceding a conversion date. Southridge Partners II L.P. will receive free trading stock. As of June 30, 2012 Southridge Partners II L.P has converted notes and accrued interest of $53,922 into 7,167,616 shares of common stock. The agreement has a limit of Southridge Partners II, L.P. to holding 9.99% of the Company’s shares outstanding. Southridge Partners II has $102,643 of principal and accrued interest under these agreements that have not been converted. The embedded conversion feature determined at issuance is treated as a discount which is amortized over the estimated life to income. In addition since the embedded conversions feature have down round protection at each accounting period we have revalued the embedded conversion feature and that change is reflected in our Statement of Operations.

During the year ended December 31, 2011, the Company issued $430,000 of debt. The Convertible Notes due April 2012 have a conversion feature that allows the Noteholder to convert its principal and unpaid interest at the lesser of $0.25 cents per share or a “Qualified Offering Price” defined as a transaction with gross proceeds of $2,000,000. On December 9, 2011 the company issued an 11% Convertible Note for $30,000. The conversion feature associated with this note can be exercised at the option of Noteholder and within 10 days after the maturity date can be converted into common stock by dividing the principal and accrued interest into an amount equal to fifty percent of the average of the lowest three bid prices for the Company common stock in the twenty days immediately preceding conversion date or by the price of $0.03 per share whichever is greater.

NOTE-4 FACTORING AGREEMENT

On June 15, 2011, the Company replaced its bank line of credit with a Factoring and Security Agreement (“Agreement”) with Harborcove Fund I, LP. (“Harborcove”). There are two agreements that provide financing separately to TES and GPI with identical terms. This agreement was extended and amended on June 10, 2012 for six months

The amended Agreement allows the Company to sell, transfer and assign its receivables to Harborcove. In return Harborcove will loan the Company 90% of the face value of the receivable. The balance, less factoring fees and interest, are paid to the Company once the final payment is received. Harborcove has the right to reject any receivables that do not meet their credit requirement approvals. The Company pays a fee on each invoice purchased by Harborcove equal to 1.45% of the face value of the invoice, with a minimum fee of $5.00. The Company also pays interest on the amount advanced at prime plus 4.5%. If the receivable is not paid within 90 days of the invoice date or 45 days from due date, Harborcove can chargeback the receivable to the Company, unless the debtor was credit approved and the sole reason for not paying is financial difficulty.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The security for this amended Agreement includes all the assets of the Company including the assets of TEWI, Stanza and SSI. The amended Agreement has a term with a minimum contract factoring fee and interest of $30,000 for the TES line and $20,000 on the GPI line. Early termination is allowed with a minimum penalty of two times the minimum contract fee and interest.

The amounts outstanding at June 30, 2012 and December 31, 2011 were $1,707,542 and $959,868, respectively. The factoring fees for the six months ended June 30, 2012 and the year ended December 31, 2011 was $168,643 and $119,083, respectively. The interest expenses on this amended Agreement for the six months ended June 30, 2012 and the year ended December 31, 2011were $52,657 and $34,915, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
	2012	2011
Accrued Compensation	$559,055	$533,717
Accrued Interest	583,664	439,383
Embedded conversion feature at fair value	27,720	648
Common stock warrants, at fair value	3,709	12,651
Purchase obligation on stock option, at fair value	250,000	250,000
Stanza payroll taxes including interest and penalties	290,112	304,773
Accrued costs on completed jobs	201,900	154,585
Accrued sales tax	192,755	95,288
Accrued other	17,247	16,377
	$2,126,162	$1,807,422

The amount listed as Purchase obligation on stock option is a stock option that permits the holder to demand payment in lieu of exercising the option. The amount for Stanza payroll taxes was assumed in the purchase of this company. The payroll taxes are from June 2009 through September 2010. We have reached an agreement with the Internal Revenue Service to pay $4,011 per month beginning in May 2011 until paid in full.  The Company has reached agreements with various states to pay past due sales tax amounts on installment plans.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income taxes at the statutory rate	$(23,847)	$(306,298)	$(233,864)	$(651,142)
Valuation Allowance	10,874	295,241	196,671	630,917
Permanent differences and other	12,973	11,057	37,193	20,225
Total income tax	$-	$-	$-	$-

The following presents the components of the Company’s total income tax provision for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Current expense	$-	$-	$-	$-
Deferred benefit	(10,874)	(295,241)	(196,671)	(630,917)
Change in valuation	10,874	295,241	196,671	630,917
Total	$-	$-	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of primary temporary differences giving rise to deferred tax assets and liabilities for the three and six months ended June 30 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Deferred tax assets
Amortization	1,861	557	3,809	2,008
Non qualify stock option expense	20,956	23,244	41,855	47,288
Operating losses carry forward	6,413,796	5,122,279	6,599,593	5,474,139
Deferred Tax Liabilities
Fair value income	(16,702)	(29,230)	(19,962)	(92,836)
Depreciation	(5,588)	(1,420)	(8,423)	(4,943)
Net deferred assets	6,414,323	5,115,430	6,616,872	5,425,656
Valuation Allowance	(6,414,323)	(5,115,430)	(6,616,872)	(5,425,656)
Total net deferred tax asset liability	$-	$-	$-	$-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized any taxable income since its inception.

 Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

At June 30, 2012 the Company had consolidated federal net operating losses of $18,832,125. The expiration date of these net operating losses are as follows:

2019	$104,604
2020	654,454
2021	1,700,703
2022	72,209
2023	451,382
2024	262,795
2025	385,410
2026	911,684
2027	2,540,363
2028	1,543,573
2029	2,807,561
2030	2,795,006
2031	1,855,639
2032	2,746,742
$18,832,125

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

For the six months ended June 30, 2012, investors holding Series D Preferred Stock elected to convert their holdings into the Company Common Stock using the Volume Weighted Average Price “VWAP” formula as provided for in the offering documents. A total of three shares of Series D Preferred Stock elected to convert into Common Stock receiving an aggregate of 793.648 shares of the Company common stock. The weighted average conversion price per share was $0.038. In addition, the Class A and Class B Warrants were repriced based the on conversion price multiplied by 120% and 140%, respectively.

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

During the six months ended June 30, 2012, no treasury shares were converted into Common Stock.

NOTE 9 – STOCK OPTIONS

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

2012
Excepted volatility	96%
Vesting period	5
Expected term	7
Expected dividends	0%
Risk free rate	1%

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following is a table that shows a summary of activity for the six months ended June 30, 2012 and the year ended December 31, 2011:

Outstanding December 31, 2010	8,245,000	$0.31
Granted
Exercised	-
Forfeited	(510,000)	$0.33
Outstanding December 31, 2011	7,735,000	$0.31
Granted January 16, 2012	4,025,000	$0.07
Granted March 27, 2012	500,000	$0.02
Exercised
Forfeited	(842,500)	$0.26
Outstanding June 30, 2012	11,417,500	$0.23
Exercisable as of June 30, 2012	5,620,095	$0.26

As of June 30, 2012, the nonvested options totaled 5,797,403 shares. There is approximately $440,000 of unrecognized compensation and share-based expense arrangements that have been granted. These costs will be recognized over a weighted average period of 2.25 years. At June 30, 2012, the aggregate intrinsic value of exercisable stock options was $56,200.

NOTE 10 – COMMON STOCK TRANSACTIONS

 During the six months ended June 30, 2012 the Company issued the following shares of common stock:

●	The company issued 793,648 shares of common stock for the conversion for the Series D Preferred Stock.
●	The company issued 100,000 shares to a consultant for services performed with a value of $2,500.
●
The company issued 7,167,616 shares of common stock for the conversion in accordance with Security Transfer Agreements in exchange for the retirement of $53,922 of convertible notes and accrued interest.

●	The company issued 303,797 shares for investor relations services value at $12,000.
●	The company issued 750,000 shares to the Company’s Advisory Board for services value at $30,000.
●	The company issued 3,500,000 shares to settle accounts payable totaling $39,162.

During the year ended December 31, 2011, the Company issued 810,569 shares of common stock for the conversion of the Series D Preferred Stock. The Company also issued 239,956 shares for the conversion of Convertible Notes and accrued interest of $39,992.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 11 - COMMON STOCK WARRANTS

There were 2,143,425 warrants issued for the extension of $1,890,000 of convertible notes during the six months ended June 30, 2012. There were no warrants exercised during the six months ended June 30, 2012. However 1,568,827 of warrants have expired without being exercised. The following table shows the warrants outstanding at June 30, 2012:

Number of		Exercise	Expiration
Warrants	Purpose	Price range	Date
200,000	Acquisition of Grove Power, Inc.	$0.01	14-Jun
2,143,425	Extension of Convertible Notes	$0.10	17-Apr
7,851	Broker warrants on debt Offerings	$0.10-$0.625	Dec-12-Jan-13
920,000	Convertible Debt Offering 2009/2010	$0.25	Dec-14 - Mar-15
75,000	Debt offering 2007	$0.50	July-12
1,650,000	Convertible Debt Offering 2010	$0.60	May - Nov -15
158,000	Debt Offering 2007	$0.75	12-Dec
1,476,522	Converted Preferred D Class A	$0.03 -$0.89	13-Jun
1,476,522	Converted Preferred D Class B	$0.04-$0.63	13-Jan
1,136,559	Unconverted Preferred D Class A	$1.20	13-Jan
1,136,559	Unconverted Preferred D Class B	$1.40	13-Jan
777,135	Broker warrants on Preferred D	$1.25	13-Jan

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

1.
Common Stock Warrants are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term. The following were the assumptions used to compute the fair value:

	June 30,	December 31,
	2012	2011
Common stock price	$June0.01	$0.03
Exercise price	$0.15	$0.15
Volatility	107.0%	82.7%
Interest rate	0.19%	0.12%
Remaining Terms	3.5 yrs	4 yrs

2.	Embedded beneficial conversion options were determined by using the Black –Scholes methods with the following table for June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
Common stock price	$0.01	$0.03
Exercise price	$0.005	$0.12
Volatility	107.0%	82.7%
Interest rate	0.18%	0.05%
Remaining Terms	0.2yrs	0.3 yrs

3.
Purchase obligation of a stock option represents the value of the purchase obligation to buy back these options at any time during the next year. The agreement is for 1,000,000 options with a guarantee buy back provision at $0.25, which is also the exercise price.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of June 30, 2012.

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$3,709	$3,709
Purchase obligations for stock option			$250,000	$250,000
Embedded beneficial conversion options			$27,720	$27,720
Total			$281,429	$281,429

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2011:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$12,651	$12,651
Purchase obligations for stock option			$250,000	$250,000
Embedded beneficial conversion options			$648	$648
Total			$263,299	$263,299

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Level 3
Liabilities
Balance at December 31, 2011	$263,299
Embedded Conversion Option	76,841
Change in fair value common warrants stock recorded in other expense	(8,942)
Change in fair value of embedded conversion option	(49,769)
Balance at June 30, 2012	$281,429

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Summarized financial information concerning our reportable segments is shown in the following tables. Unallocated costs include corporate overhead, research and development. Other expense for purposes of evaluating the operations of our segments is not allocated to our segment activities. Total asset amounts exclude intercompany receivable balances eliminated in consolidation.  The Unallocated Costs for assets includes cash, goodwill and in-process research and development. Customer lists and other intangibles are allocated to their segments.

For the Three Months Ended June 30, 2012
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	3,642,472	$1,699,78		$5,342,261
Cost of sales	3,009,912	840,374		3,850,286
Gross profit	632,560	859,415		1,491,975
Operating Expenses:
Selling and service expenses	373,788	317,599		691,387
General and administrative expenses	225,132	223,566		448,698
Depreciation & amortization	20,299	65,580	656	86,535
Gain on sale of fixed assets		(5,731)	-	(5,731)
Corporate overhead	-	-	153,026	153,026
Operating Expense	619,219	601,014	153,682	1,373,915
Operating Income (Loss)	13,341	258,401	(153,682)	118,060
Other Expenses
Interest expense, net	-	-	203,331	203,331
Amortization of debt discount and financing costs			33,989	33,989
Fair value of warrants			(11,250)	(11,250)
Fair value of embedded conversion feature			(37,873)	(37,873)
Total Other Expense, net	-	-	188,197	188,197
Net Income (Loss)	$13,341	258,401	$(341,879)	$(70,137)
Total assets	$2,623,782	$2,081,953	$1,542,555	$6,248,290

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$2,346,045	$1,199,543		$3,545,588
Cost of sales	1,940,723	684,478		2,625,201
Gross profit	405,322	515,065		920,387
Operating Expenses:
Selling and service expenses	304,660	290,042		594,702
General and administrative expenses	130,200	255,570		385,770
Depreciation & amortization	29,213	59,842	964	90,019
Research and development	-	-	68,651	68,651
Corporate overhead	-	-	310,470	310,470
Operating Expense	464,073	605,454	380,085	1,449,612
Operating Loss	(58,751)	(90,389)	(380,085)	(529,225)
Other Expenses
Interest expense, net	-	-	106,160	106,160
Amortization of debt discount and financing costs			351,501	351,501
Fair value of warrants			(86,010)	(86,010)
Total Other Expense, net	-	-	371,651	371,651
Net Loss	$(58,751)	$(90,389)	$(751,736)	$(900,876)
Total assets	$1,962,256	$2,366,558	$1,503,223	$5,832,037

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2012
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$5,745,706	$2,866,240		$8,611,946
Cost of sales	4,827,308	1,363,959		6,191,267
Gross profit	918,398	1,502,281		2,420,679

Operating Expenses:
Selling and service expenses	701,066	634,720		1,335,786
General and administrative expenses	424,623	462,060		886,683
Depreciation & amortization	43,357	130,718	1,396	175,471
Loss (gain) on sale of fixed assets	-	(1,904)	955	(949)
Corporate overhead	-	-	312,936	312,936
Operating Expense	1,169,046	1,225,594	315,287	2,709,927
Operating Income (Loss)	(250,648)	276,687	(315,287)	(289,248)

Other Expenses
Interest expense, net	-	-	361,835	361,835
Amortization of debt discount and financing costs			95,464	95,464
Fair value of warrants			(8,942)	(8,942)
Fair value of embedded conversion feature			(49,769)	(49,769)
Total Other Expense, net	-	-	398,588	398,588
Net Income (Loss)	$(250,648)	$276,687	$(713,875)	$(687,836)
Total assets	$2,623,782	$2,081,953	$1,542,555	$6,248,290

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$4,723,758	$2,293,877		$7,017,635
Cost of sales	3,889,574	1,239,831		5,129,405
Gross profit	834,184	1,054,046		1,888,230

Operating Expenses:
Selling and service expenses	625,832	621,353		1,247,185
General and administrative expenses	280,118	551,914		832,032
Depreciation & amortization	58,341	111,033	1,927	171,301
Research and development	-	-	194,238	194,238
Corporate overhead	-	-	724,792	724,792
Operating Expense	964,291	1,284,300	920,957	3,169,548

Operating Income (Loss)	(130,107)	(230,254)	(920,957)	(1,281,318)

Other Expenses
Interest expense, net	-	-	200,710	200,710
Amortization of debt discount and financing costs			724,081	724,081
Fair value of warrants			(273,048)	(273,048)
Total Other Expense, net	-	-	651,743	651,743

Net Loss	$(130,107)	$(230,254)	$(1,572,700)	$(1,933,061)
Total assets	$1,962,255	$2,366,558	$1,503,224	$5,832,037

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13– SUBSEQUENT EVENT

The Company has performed a review of events subsequent to the balance sheet date and no other matters require disclosure.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30 2011

Sales

Sales for the three months ended June 30, 2012 were $5,342,261 compared to $3,545,588 for the three months ended June 30, 2011. The following table summarizes sales by their business segment:

	Power	Energy
	Distribution	Services
2012	$3,642,472	$1,699,789
2011	2,346,045	1,199,543
Increase	$1,296,427	$500,246
Percent Increase	55%	42%

The increased sales in the Power Distribution segment is primarily attributable to higher sales in the Midwest region of approximately $2.9 million compared to $1.4 million for the three months ended June 30, 2011. This increase was attributable to the completion of jobs from the relatively higher backlog we had at the end of 2011 and improvement in the economy in this region. Both Florida and New York are small offices with limited sales staff and can experience large fluctuations in sales from quarter to quarter. Due to a large sale which boosted its sales last year, the Florida office showed a $200,000 decrease in revenues this year. The New York office was approximately even with its sales results in the second quarter of 2011. Overall, our backlog for Power Distribution at July 31, 2012 was $7.3 million compared to $4.7 million at the same period as last year.

The increase in our Energy Services segment sales is attributable to increased sales in our national account program which was $637,000 higher than the second quarter of 2011. In the quarter ended June 30, 2012 the Company launched its asset management program and completed the audit of the power assets at approximately 1800 stores for a major national retailer This was partially offset by a decrease in contract programming of $28,000 and lower service sales at GPI of $95,000 compared to the same quarter in 2011.

Cost of Sales

Cost of sales was $3,850,286 for the three months ended June 30, 2012 compared to $2,625,201 for the three months ended June 30, 2011:

	Power	Energy
	Distribution	Services
2012	$3,009,912	$840,374
2011	1,940,723	684,478
Increase	$1,069,189	$155,896
Percent Cost of Sales
2012	82.6%	49.4%
2011	82.7%	57.1%

The increase in cost of sales in the Power Distribution segment is attributable to the higher sales volume. The Midwest region percentage cost of sales has historically been in the range of 81 to 85 percent and since all the growth in equipment sales was in the Midwest region the Company’s overall sales margins did not benefit from the lower costs of sales typically achieved in the New York and Florida markets.

The lower percent cost of sales in the Energy Services segment is attributable to an improvement in our margins in national accounts. We believe the technologies that we deploy to carry out much of the National Account business, including online instructions and wireless consolidation and reporting, is more efficient compared to traditional methods resulting in lower costs and thereby improving overall sales margins.

Selling and Service Expenses

Sales and services expenses include all sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Selling and Service expenses were $691,387 for the three months ended June 30, 2012, compared to $594,702 for the three months ended June 30, 2011. The following table summarizes the area of costs in this category:

	Power	Energy
2012	Distribution	Services
Payroll related costs	$339,415	$262,705
Shared based compensation	9,421	12,376
Other	24,952	42,518
Total	$373,788	$317,599
2011
Payroll related cost	$274,373	$223,217
Shared based compensation	10,098	13,845
Other	20,189	52.980
Total	304,660	$290,042

Increase	$69,128	27,557
Percent of Sales
2012	10%	19%
2011	13%	28%

The higher costs in Power Distribution payroll related costs are attributable to higher sales commissions resulting from higher sales volume. The higher costs in the Energy Service payroll related costs category are primarily due the addition of support personnel to handle the rapid growth in sales and higher commission due to the higher sales volume.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facilities and office functions which we allocate to our segments. General and administrative expenses were $448,689 for the three months ended June 30, 2012, compared to $365,770 for the three months ended June 30, 2011. The following table summarizes the areas of costs in this category:

	Power	Energy
2012	Distribution	Services
Payroll related costs	$24,050	$77,963
Shared based compensation	9,026	9,026
Facilities	50,633	52,300
Factoring fees	94,067	19,788
Other	47,356	64,489
Total	$225,132	$223,566
2011
Payroll related cost	$17,440	105,101
Shared based compensation	2,805	2,805
Facilities	56,862	80,981
Factoring fees	5,159	-
Other	47,934	66,683
Total	$130,200	$255,570

Increase (Decrease)	$94,932	$(32,004)

The major cause for the increase in the Power Distribution Segment Costs is attributable to the factoring fees that we incur when we finance our accounts receivables. The lower cost in Energy Service segment is attributable to reduction in administration costs for Stanza of approximately $41,000 for the three months ended June 30, 2012 compared to $122,000 for the period ended June 30, 2011. This reduction was partially offset by factoring fees of $19,000, higher share-based compensation of $7,500 and the addition of administration personnel to support the growth in national accounts.

Research and Development

We entered into a contract in June 2010 with a third party to design and develop a remote monitoring system dedicated to onsite power generation equipment. We believe that there are few alternatives available in the market place that support the management of onsite power generators in the manner that is required by peak shaving, demand response and energy efficiency programs, and so to better serve these marketplaces, Titan needed to develop its own monitoring program. The Company has completed this software package and has begun to market it to customers. Therefore, there are no Research and Development costs recorded in the second quarter of 2012.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the three months ended June 30, 2012 was $153,026 as compared to $310,476 for the three months ended June 30, 2011. The following table shows the costs related to corporate activities:

	2012	2011
Payroll related activates	$83,098	$144,444
Stock Compensation	21,786	24,682
Professional Fees	10,500	88,064
Shared based payments for professional services	10,441	-
Travel	15,163	27,225
Other	12,038	26,055
Total	$153,026	$310,470

Our payroll is lower due to right sizing the number of the executive officers. Currently there are two executive officers, the CEO and the CFO. In 2011 we had two additional executive officers, a President and Vice President of Business Development. These latter positions have been eliminated. The Company’s CEO and CFO took significant pay cuts in April of 2011 which reduced the payroll amount by $17,000 for the second quarter of 2012. The lower professional fees in the three months ended June 30, 2012 was due to our decision not to have audited financial statements for the year ended December 31, 2011.  The decrease in business travel in the three months ended June, 2012 is associated with the elimination of our fund raising activities and reducing executive travel by moving our corporate office to Minnesota in 2012.  In 2012, the Company issued stock to members of our Advisory Board, which will be recognized over their term of service.  This cost is non-cash charge and is based on the actual stock price at the time of payment.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the three months ended June 30, 2012 was $86,534 compared to $90,019 in the three months ended June 30, 2011. We have limited our capital expenditures and sold certain fixed assets resulting in a small decrease in depreciation expense.

Other Expenses

The following table below summarizes the items in this category for the three months ended June 30:

	2012	2011
Interest expense, net	$203,331	$106,160
Amortization of debt discount	25,884	309,600
Amortization of deferred financing costs	8,105	41,901
Fair value of embedded conversion feature	(37,873)	-
Fair value of warrants	(11,250)	(86,010)
Total	$188,197	$371,651

The Company’s outstanding debt as of June 30, 2012 before applying any debt discount is $3,025,360 compared to $2,789,716 at June 30, 2011, a net increase of $235,644. In addition, essentially most of our debt is at 12% compared to 10% in the second quarter of 2011. As a result we incurred an increase of approximately $21,000 in additional interest expense in 2012. We also had to replace our bank credit line with a factoring arrangement that has added an additional $6,000 of interest expense. The company also accrued approximately $51,000 in finance charges mainly related to our sales tax liabilities.

The present value of the lease obligation is a calculation used to determine the fair value of a lease that the Company has defaulted on due to its inability to pay. The unexpired lease term is 31 months and the value of this lease obligation will continue to accrue unless there is settlement between the Landlord and the Company. The Landlord has filed a lawsuit against the Company to collect unpaid and future lease payments and seeking a judgment in the amount of $289,206. The Company as accrued the present value of the lease $188,589 at June 30, 2012. The increase in the present value is treated as additional interest expense totaling $24,000 in the second quarter of 2012

Our convertible debt has warrants and beneficial conversion features which are accounted for in accordance with ASC 470, whereas we must determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At June 30, 2012 there are unamortized discounts totaling approximately $20,000 on our balance sheet that will be expensed in 2012. The embedded conversion feature and the warrants are treated as a liability and are re-measured with each reporting period. The gain in the change of fair value of the warrants was the result of a higher volatility rate and a slightly higher interest rate. The gain in the embedded conversion feature reflect a stock price at June 30.2012 of $0.01 compared to a price of $0.03 at March 31 2012.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30 2011

Sales

Sales for the six months ended June 30, 2012 were $8,611,946 compared to $7,017,635 for the six months ended June 30, 2011. The following table summarizes our sales by their segments:

	Power	Energy
	Distribution	Services
2012	$5,745,706	$2,866,240
2011	4,723,758	2,293,877
Increase	$1,021,948	$572,363
Percent Increase	22%	25%

The increased sales in the Power Distribution and the Energy Services segments is primarily attributable to higher sales in the second quarter as explained above. This increase in sales is attributable to the higher backlog of jobs at end of 2011 and an improvement in economy in this region. Overall, our backlog for Power Distribution at July 31, 2012 was $7.3 million compared to $4.7 million at the same period as last year. The increase in our Energy Services segment sales is attributable to increased sales in our national account program which was $569,000 higher than the six months ended June 31, 2011.

Cost of Sales

Cost of sales was $6,191,267 for the six months ended June 30, 2012 compared to $5,129,405 for the six months ended June 30, 2011:

	Power	Energy
	Distribution	Services
2012	$4,827,308	$1,363,959
2011	3,889,574	1,239,831
Increase	$937,734	$124,128
Percent of Sales
2012	84.0%	47.6%
2011	82.3%	54.0%

The increase in cost of sales in the Power Distribution and the Energy Services segments is attributable to the higher sales volume. The Midwest region percentage of sales has historically been in the range of 81 to 85 percent of sales and since all the growth in equipment sales was in the Midwest region the Company’s overall margins did not benefit from the lower cost of sales typically achieved in the New York and Florida markets.

The Energy Service segment in the percent of sales is attributable to the improvement in our margins for national accounts due to our use of more cost effective audit and reporting systems.

Selling and Service Expenses

Sales and services expenses include all sales and service personnel, benefits related to these personnel and other costs in support of these functions. Selling and Service expenses were $1,335,786 for the six months ended June 30, 2012, compared to $1,247,185 for the six months ended June 30, 2011. The following table summarizes the area of costs in this category:

	Power	Energy
2012	Distribution	Services
Payroll related costs	$637,464	$517,139
Shared based compensation	18,566	24,383
Other	45,036	93,198
Total	$701,066	$634,720
2011
Payroll related cost	$559,926	$477,455
Shared based compensation	21,550	28,691
Other	44,356	115,207
Total	625,832	$621,353

Increase	$75,234	13,367
Percent of Sales
2012	12%	22%
2011	13%	27%

The higher costs in Power Distribution payroll related costs are attributable to higher sales commissions resulting from higher sales volume. The higher costs in the Energy Services payroll related costs was primarily due the addition of support personnel to handle the rapid growth in sales and higher commissions due to the higher sales volume. The improvement in the other expense for the Energy Services segment is due to better control over supplies, technician travel and equipment repairs.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facilities and office functions which we can allocate to our segments. General and administrative expenses were $866,683 for the six months ended June 30, 2012, compared to $832,032 for the three months ended June 30, 2011. The following table summarizes the areas of costs in this category:

	Power	Energy
2012	Distribution	Services
Payroll related costs	$51,983	$167,277
Shared based compensation	18,143	18,143
Facilities	106,356	113,614
Factoring fees	146,046	22,637
Other	102,095	140,389
Total	$424,623	$462,060
2011
Payroll related cost	$46,004	226,611
Shared based compensation	5,611	5,611
Facilities	114,855	153,007
Factoring fees	5,159	-
Other	108,489	166,685
Total	$280,118	$551,914

Increase (Decrease)	$144,505	$(89,854)

The major cause for the increase in the Power Distribution Segment Costs is attributable to the factoring fees that we pay to finance our accounts receivables. In June of 2011, we entered into the factor agreement resulting in a half of month of factoring fees. The lower cost in Energy Service segment is attributable to reduction in administration costs for Stanza of approximately $92,300 for the six months ended June 30, 2012 compared to $246,100 for the six months ended June 30, 2011. This reduction was partially offset by factoring fees of $22,600, higher share-based compensation of $12,500 and the addition of administration personnel to support the growth in national accounts.

Research and Development

We entered into a contract in June 2010 with a third party to design and develop a remote monitoring system dedicated to onsite power generation equipment. We believe that there are few alternatives available in the market place that support the management of onsite power generators in the manner that is required by peak shaving, demand response and energy efficiency programs, and so to better serve these marketplaces, Titan needed to develop its own monitoring program. The Company has completed this software package and has begun to market it to customers. Therefore, there are no Research and Development costs recorded in the six months ended June 30, 2012

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the six months ended June 30, 2012 was $312,936 as compared to $724,792 for the six months ended June 30, 2011. The following table shows the costs related to corporate activities:

	2012	2011
Payroll related activates	$162,731	$320,828
Stock Compensation	43,869	49,365
Professional Fees	21,000	185,852
Shared based payments for professional services	22,441	-
Travel	16,873	114,344
Other	46,022	54,403
Total	$312,936	$724,792

Our payroll is lower due to right sizing the number of the executive officers. Currently there are two executive officers, the CEO and the CFO. In 2011 we had in addition to the current executive officers, a President and Vice President of Business Development. These latter positions have been eliminated. The Company’s CEO and CFO have taken significant pay cuts in April of 2011 which reduced the payroll amount by $34,000 for the six months ended June 30, 2012. The lower professional fees in the three months ended June 30, 2012 was due to our decision not to have audited financial statements for the year ended December 31, 2011.  The decrease in business travel in the six months ended June 30, 2012 is associated with our limited fund raising activities and moving our corporate office to Minnesota in 2012.  In 2012, the Company issued stock to members of our Advisory Board, which will be recognized over their service term.  We also issued stock to our investor relation professional to improve communications with shareholders and investors. These stock payments are non-cash charge and is based on actual stock price at the time of payment.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the six months ended June 30, 2012 was $175,471 compared to $171,301 in the six months ended June 30, 2011. We have limited our capital expenditures and sold certain fixed assets therefore incurred only a small increase in depreciation expense.

Other Expenses

The following table below summarizes the items in this category for the six months ended June 30:

	2012	2011
Interest expense, net	$361,835	$200,710
Amortization of debt discount	86,168	639,447
Amortization of deferred financing costs	9,296	84,634
Fair value of embedded conversion feature	(49,769)	-
Fair value of warrants	(8,942)	(273,048)
Total	$398,588	$651,743

The higher interest expense is explained under the three month analysis above with additional six months increase of $40,000 interest expense attributable to debt levels.

Our convertible debt has warrants and beneficial conversion features which are accounted for in accordance with ASC 470, whereas we must determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At June 30, 2012 there is unamortized discount totaling approximately $20,000 on our balance sheet that will be expensed in 2012. The embedded conversion feature and the warrants are treated as a liability and are re-measured with each reporting period. The gain in the change of fair value of the warrants was the result of a higher volatility rate and a slightly higher interest rate. The gain in the embedded conversion feature reflect a stock price at June 30.2012 of $0.01 compared to a price of $0.04 at when the debt was issued.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss for the six months ended June 30, 2012 of $687,836. At June 30, 2012 we had an accumulated deficit of $34,052,571. In addition, we are currently in default on notes payable of $790,000 of principal. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s ability to maintain its operations is supported by a number of activities. The Company has raised $200,000 in convertible debt and $67,700 in a promissory note the first quarter of 2012. We were able to retire $110,000 of Stanza related debt through a Security Transfer Settlement Agreement. The Company’s improvement in cash flow is allowing us stay current with our critical vendors. The debt holders that are in default have not indicated that they plan any adverse action against the Company. In fact several of these debt holders have verbally indicated they plan to extend their notes.

The second quarter of 2012 the company reported the lowest net loss in the Company’s history. The Adjusted EBITDA for the quarter was a positive $276,670 and for the six months we have a positive Adjusted EBITDA of $31,767. Adjusted EBITDA is a non- GAAP Financial Measure the definition and detail of the calculation under the section Additional Information below. In the second quarter of 2012, we were successful in amending are factoring agreement by reducing the factoring fee from 1.7% to 1.45%. We have estimated that this will result in approximately $50,000 of annual saving over the next year. We have also reached agreement with various state agencies to pay our past due sales tax on an installment basis. We have an installment plan for the payment of the Control Crew lawsuit, which we have paid $25,000 as July 31, 2012 and will pay the balance in $4,000 monthly payments

Our large backlog of $7.3 million and the continuous growth in our service business should allow us to be cash flow positive in the third quarter of 2012. At June 30, 2012, we had $134,296 in cash and short-term investments. We will continue to seek to raise additional capital and improve our business to achieve cash flow positive.

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

Management uses this Adjusted EBITDA as measure of operating performance and for internal planning and forecasting. Management believes that such measures help to indicate underlying trends in our business, are important in comparing our current results with prior period results and our useful to investors and financial analysts in assessing our operating performance. Management considers Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and good measure of our historical operating trend.

The following is an explanation of non-GAAP, Adjusted EBITDA that we utilize, including the adjustments that management excludes as part of the Adjusted EBITDA measures for the three and six months ended June 30 2012 and 2011, respectively, as well as reasons for excluding individual items.

●
Management defines Adjusted EBITDA as net income (loss), excluding depreciation, amortization, stock based compensation, interest, income taxes (benefit) and other income and expenses. Adjusted EBITDA also eliminates items that do not require cash outlays, such as warrants and beneficial conversion features from issuing convertible securities which are treated as debt discounts and amortized to expenses; fair value adjustment for warrants and embedded conversion features, which is dependent on current stock price, volatility, term and interest rate which are factors that are not easily controlled; and amortization expense related to acquisition-related assets, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from the actual performance of the asset, are based on the value determined on acquisition date and may not be indicative of current or future capital expenditures. We also will eliminate from our net loss the present value of the lease obligation as this is not part of our continuing operations

●
Adjusted EBITDA may have limitations as an analytical tool. The Adjusted EBITDA financial information presented here should be considered in conjunction with, and not as a substitute for or superior to, financial information presented in accordance with GAAP and should not be considered as a measure of our liquidity. Further, Adjusted EBITDA as a measure may differ from other companies and therefore should not be used to compare our performance to that of other companies.

Adjusted EBITDA was positive $276,670 and negative $370,842 for the three months ended June 30, 2012 and 2011, respectively. The reconciliation of adjusted EBITDA to net loss is set forth below:

	Three Months Ended June 30
	2012	2011
Net loss	$(70,137)	$(900,876)
Add back:
Depreciation & amortization	86,535	90,019
Stock based compensation	61,634	68,364
Stock payment for services	10,441	-
Interest expense	179,118	106,160
Present value of lease obligation	24,213	-
Amortization of debt discount	33,989	351,501
Fair value adjustment of conversion options	(37,873)	-
Fair value adjustment on warrants	(11,250)	(86,010)

Adjusted EBITDA	$276,670	$(370,842)

Adjusted EBITDA was positive $31,767 and negative $970,933 for the six months ended June 30, 2012 and 2011, respectively. The reconciliation of adjusted EBITDA to net loss is set forth below:

	2012	2011
Net loss	$(687,836)	$(1,933,061)
Add back:
Depreciation & amortization	175,471	171,301
Stock based compensation	123,103	139,084
Stock payment for services	22,441	-
Interest expense	313,196	200,710
Present value of lease obligation	48,639	-
Amortization of debt discount	95,464	724,081
Fair value adjustment of conversion options	(49,769)	-
Fair value adjustment on warrants	(8,942)	(273,048)

Adjusted EBITDA	$31,767	$(970,933)

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012 covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company subsidiary Titan Energy Development, Inc. (“TEDI”) has been sued by TEDI’s landlord (the “Plaintiff”) for non-payment of our office lease in Houston, TX. The Plaintiff has filed on May 14, 2012 for default judgment in the amount of $289,206, including the unpaid lease and future lease payment of $161,168, leasing commission of $36,254, and the improvements for new tenants of $91,784; plus attorney fees of $6,210. The Company has been in discussions with the Plaintiff to seek a settlement, but no agreement has been reached. If an agreement cannot be reached, the Company may appeal the judgment. As of May 1, 2012, the Company has accrued the lease payments totaling $188,589.

The Company has also been sued on the non-payment of a settlement agreement with a Control Crew, Inc. (the “Plaintiff”) for the work performed in 2008 and 2009 for a discontinued operation. The Plaintiff has requested that the total invoices of $44,481 be paid. . On March 29, 2012 an Entry of Default was filed with the State of Michigan in the Circuit Court for the County of Oakland. On April 18, 2012, the Plaintiff’s motion for default judgment was granted. The judgment amount includes the invoices of $44,481, plus interest, totaling $52,372. The Company has recorded this amount as a liability and has paid $25,000 as of July 31, 2012 and will repay the remaining balance in monthly installment of $4,000.

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

TITAN ENERGY WORLDWIDE, INC.

Dated: August 10, 2012	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer

Dated: August 10, 2012	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
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