Form 10-Q
period 2012-09-30
Titan Energy Worldwide, Inc.
filed 2012-11-15
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: As of November 13, 2012 the issuer had 70,800,092 shares of its common stock issued and outstanding.

ITEM 1. Financial Statements

Not conforming to the Regulation S-X Rule 8-03 the Company’s Interim Financial Statements for the period ended September 30, 2012 (the “Financial Statements”) included in this Quarterly Report on the form of 10-Q (the “Form 10-Q”) have not been reviewed by an independent public accountant with professional standards for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission ( the “Commission”).The review was not completed due to the cost and availability of cash required to pay past due fees owed to our independent accountant. The Company believes this is a temporary situation and will request the independent public accountants to complete the review when our liquidity position improves and we have completed a payment arrangement. Upon the completion of the review of the Company's Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2012  by our independent public accountants we will amend Form 10-Q, the Financial Statements have been prepared in accordance with generally accepted accounting principles and applicable rules and regulation. In the opinion of Management, the information contained herein is accurate.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$610,168	$139,432
Accounts receivable less allowance for doubtful accounts	2,835,919	2,045,766
Inventory, net	870,479	619,518
Other current assets	55,906	52,996
Total current assets	4,372,472	2,857,712
Property and equipment, net	608,975	747,566
Customer and distribution lists, net	510,204	628,118
Goodwill	1,351,695	1,351,695
Other assets	31,092	31,092
Total assets	$6,874,438	$5,616,183
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,615,291	$2,404,538
Accrued liabilities	2,358,490	1,807,422
Customer deposits and deferred revenue	918,671	234,339
Factoring obligation	1,127,114	959,868
Notes payable - current portion	100,000	210,370
Current portion of convertible debt, net of discount	2,779,093	2,551,216
Total current liabilities	9,898,659	8,167,753
Notes payable, less current portion	67,700	-
Other long term liabilities	302,227	122,248
Total long-term liabilities	369,927	122,248
Total liabilities	10,268,586	8,290,001
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $.0001 par value, issued and outstanding 341 and 344 shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 60.552,627 and 31,472,127 shares, respectively	6,055	3,147
Treasury stock, at cost, held 1,550,000 and 1,550,000 shares, respectively	(775,000)	(775,000)
Additional paid-in capital	31,896,501	31,462,769
Accumulated deficit	(34,521,705)	(33,364,735)
Total stockholders’ equity (deficit)	(3,394,148)	(2,673,818)
Total liabilities and stockholders’ equity (deficit)	$6,874,438	$5,616,183

See accompanying notes to unaudited condensed consolidated financial statements

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2012 and 2011

	2012	2011
Sales of equipment	$4,004,960	$2,344,206
Sales of service and parts	1,845,952	1,315,656
Net sales	5,850,912	3,659,862

Material cost and labor for equipment	3,584,272	1,934,771
Material cost and labor for service and parts	1,042,691	639,101
Total cost of sales	4,626,963	2,573,872
Gross profit	1,223,949	1,085,990
Operating expenses:
Selling and service expenses	772,066	639,051
General and administrative expenses	384,519	430,747
Corporate overhead	117,799	302,248
Depreciation and amortization	86,660	89,256
Loss (gain) on sale of fixed assets	3,405	(4,176)
Total operating expenses	1,364,449	1,457,126
Operating loss	(140,500)	(371,136)
Other expenses
Interest expense and factoring fees, net	211,682	182,336
Amortization of debt discount and financing costs	27,562	224,755
Loss on modification of debt	-	253,181
Loss related to lease obligation	110,639	-
Change in fair value of embedded conversion feature	(19,623)	-
Change in fair value of warrants	(111)	(21,557)
Total Other Expense, net	330,149	638,715
Net loss	$(470,649)	$(1,009,851)
Weighted average number of shares outstanding	51,409,974	31,342,948
Basic and diluted (loss) per common share	$(0.01)	$(0.03)

See accompanying notes to unaudited condensed consolidated financial statements

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2012 and 2011

	2012	2011
Sales of equipment	$9,782,061	$7,076,401
Sales of service and parts	4,681,664	3,601,096
Net sales	14,463,725	10,677,497

Material cost and labor for equipment	8,432,784	5,824,345
Material cost and labor for service and parts	2,385,610	1,878,932
Total cost of sales	10,818,394	7,703,277
Gross profit	3,645,331	2,974,220
Operating expenses:
Selling and service expenses	2,103,108	1,886,236
General and administrative expenses	1,099,696	1,257,619
Research and development	-	194,238
Corporate overhead	433,993	1,027,041
Depreciation and amortization	262,630	260,557
Loss on sale of fixed assets	2,456	(4,176)
Total operating expenses	3,901,883	4,621,515
Operating loss	(256,552)	(1,647,295)
Other expenses
Interest expense and factoring fees, net	693,560	388,206

Amortization of debt discount and financing costs	123,026	948,836
Loss on modification of debt	-	253,181
Loss related to lease obligation	162,278	-

Change in fair value of embedded conversion feature	(69,392)	-
Change in fair value of warrants	(9,054)	(294,605)
Total Other Expense, net	900,418	1,295,618
Net loss	$(1,156,970)	$(2,942,913)

Weighted average number of shares outstanding	41,250,487	30,898,219
Basic and diluted (loss) per common share	$(0.03)	$(0.10)

See accompanying notes to unaudited condensed consolidated financial statements

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011

Operating activities:	2012	2011
Net loss	$(1,156,970)	$(2,942,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	182,004	207,403
Depreciation and amortization	262,630	260,557
Amortization of debt discount and financing costs	123,026	948,836
Stock issued for services	35,382	-
Loss on modification of convertible debt		253,181
Change in fair value of lease obligation	162,278	-
Change in fair value of warrants	(9,054)	(294,605)
Change in fair value of embedded conversion	(69,392)	-
Loss (gain) on sales of fixed assets	2,456	(4,176)
Changes in operating assets and liabilities:
Accounts receivables	(790,154)	212,270
Inventory	(294,004)	(61,932)
Other assets	45,872	31,141
Accounts payable	267,455	-
Accrued liabilities and customer deposits	1,286,935	488,369
Net cash used in operating activities	48,465	(901,869)
Investing activities:
Purchase of fixed assets	(42,898)	(32,148)
Proceeds from sales of fixed assets	40,569	5,640
Net cash (used) provided in investing activities	(2,329)	(26,508)
Financing activities:
Proceeds provided by Convertible Debt	310,000	330,000
Payment of short-term credit line	-	(992,558)
Net borrowings from Factoring Obligation	167,246	959,868
Proceeds from stock warrant exercised	-	2,250
Proceed of promissory note	67,700	100,000
Payment of notes payable and convertible debt	(120,037)	(106,413)

Cost associated with stock issuances	(310)	(270)
Net cash (used) provided by financing activities	424,600	292,877
Increase (decrease) in cash and cash equivalents	470,736	(635,500)
Cash and cash equivalents, beginning of year	139,432	968,416
Cash and cash equivalents, end of period	$610,168	$332,916

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

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s preferred stock, plus a Note payable to Stellar shareholders of $823,000. This Note obligation has been fully satisfied. The Stellar shareholders also received 1,000,000 shares of Common Stock. Stellar is doing business as Titan Energy Systems, Inc (“TES”).

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

On November 1, 2010, the Company acquired certain assets and assumed certain liabilities of Stanza Systems, Inc., a software development company specializing in smart-grid applications. This company is doing business as Stanza Technologies (“Stanza”). The purchase price for this company consisted of $175,000 in cash and agreed to pay off liabilities of $481,190. In addition, to complete this acquisition the Company had to satisfy the senior debt holders by offering common shares of the Company. The Company offered these debt holders 413,333 shares of common stock which was valued at the closing price of our stock as of November 1, 2010 resulting in a value of $186,000.

At September 30, 2012 and December 31, 2011, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

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

Reclassifications

The Company has determined that the factoring fees are similar to interest and has reclassified the three and nine months ended September 30, 2012 and 2011. The amounts reclassified from General and Administration expenses were $91,733 and $260,456 for the three and nine months ended September 30, 2012 respectively. The comparative amounts for the three and nine months ended September 30, 2011 were $70,943 and $77,462. The Company has also reclassified from interest expense the lease obligation expense as a separate line item on the Statement of operations.

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

Going Concern

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss for the nine months ended September 30, 2012 of $1,156,970. At September 30, 2012, the Company had an accumulated deficit of $34,521,705. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

●	Management has been able to raise funds to support its working capital needs. The Company raised $200,000 in convertible debt and $67,700 in a two year promissory note during the first quarter.
●	Management has been successful in extending $1,890,000 of convertible notes that were in default. The new maturity date for these notes is April 1, 2013.
●	The Company is in negotiations with certain banks to replace its current factoring agreement which would reduce the costs of borrowing expense significantly.
●	The Company’s has achieved several profitable months in 2012 as service sales continue to improve our overall business mix and margins,
●	The Company has terminated Grove’s equipment sales department as it was an unprofitable business division thereby improving the future overall cash position in the Company.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and nine months ended September 30, 2012 and 2011, the Company has entered into several non-cash transactions in order to provide financing for the Company and to conserve cash. The table below shows the transactions that occurred during the period presented.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Stock issued for services	-	-	$44,500	-
Common stock issued for conversion of Series D Preferred Stock	-	$31,123	$30,000	$113,568
Stock issued for the conversion of convertible debt	$68,900		$132,971	$39,992
Accounts Payable settled with stock	-	-	$39,002	-
Stock warrants not subject to fair value		-	-	$125,000

Interest paid for the three months ended September 30, 2012 and 2011 was $28,979 and $17,907, respectively. Interest payments for the nine months ended September 30, 2012 and 2011 were $82,061 and $66,015 respectively.

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

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September30, 2012 and December 31, 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities. However, fiscal years 2007 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of September 30, 2012 and 2011, the Company had potentially dilutive shares of 167,840,550 and 46,656,608 related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive.

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

Other Accounting Standards Updates effective after September 30, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first-in, first-out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	September 30,	December 31,
	2012	2011
Parts	$846,215	$464,225
Work in process	25,686	125,071
Finished Goods	123,274	133,397
Obsolescence Reserve	(124,696)	(103,175)
	$870,479	$619,518

Titan Energy Worldwide, Inc,
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
Short -Term Debt	2012	2011
Convertible Notes bearing interest at 12% due on demand	$653,333	$350,000
Convertible Note bearing interest at 12% due January 2012 to March 2012	-	1,250,000
Convertible Note bearing interest at 12% due April 2013	1,890,000	-
Convertible Note bearing interest at 8% due April 2013	200,000	-
Convertible Notes bearing interest at 11% due on demand	27,000	30,000
Convertible Note bearing interest at 10% due January 2012 to March 2012	-	350,000
Promissory note bearing interest at 12% due on demand	100,000	100,000
Convertible Note bearing interest at 12% due April 2012	-	300,000
Convertible Note bearing interest at 10% due April 2012	-	300,000
Other loans	-	110,370
Convertible Settlement agreement	8,760	-
Unamortized Discount	-	(28,784)
	$2,879,093	$2,761,586
Long-term
Promissory Note bearing interest at 8% due March 9, 2014	$67,700

At September 30, 2012 the Company was in default on $753,333 of convertible notes payable and is accruing interest at the default rate of 12%. The convertible notes of $1,890,000 have agreed to extend their notes to April 1, 2013 in return for receiving 2,143,425 additional five year warrants with an exercise price of $0.10 per share. The Company has determined using the Black-Scholes method the value of these warrants to be $32,442, which will be amortized over the extension period. The Company has also issued a convertible note for $200,000 due April 1, 2013 with a conversion feature that allowed the note holder to convert the note and the interest at $.03 per share. This note does not have any warrants and the conversion feature was issued at market price resulting in no beneficial conversion feature. The Company also issued a promissory note to an individual for $67,700 at 8% and maturity March 9, 2014. There are no conversion rights or warrants associated with this debt.

Certain outstanding notes related to the Stanza purchase have been sold to Southridge Partners II L.P. This Agreement requires the Company to treat these notes as debt that can be converted into common stock based on a discount of 40% of the average of the lowest two closing bid prices for the Company’s common stock during the five trading days immediately preceding a conversion date. Southridge Partners II L.P. will receive free trading stock. As of September 30, 2012 Southridge Partners II L.P has converted notes and accrued interest of $122,822 into 23,633,055 shares of common stock. The agreement limits Southridge Partners II, L.P. to holding 9.99% of the Company’s shares outstanding. Southridge Partners II has $33,743 of principal and accrued interest under these agreements that have not been converted. The embedded conversion feature determined at issuance is treated as a discount which is amortized over the estimated life to income. In addition since the embedded conversions feature have down round protection at each accounting period we have revalued the embedded conversion feature and that change is reflected in our Statement of Operations.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

During the year ended December 31, 2011, the Company issued $430,000 of debt. The Convertible Notes due April 2012 have a conversion feature that allows the Noteholder to convert its principal and unpaid interest at the lesser of $0.25 cents per share or a “Qualified Offering Price” defined as a transaction with gross proceeds of $2,000,000. On December 9, 2011 the company issued an 11% Convertible Note for $30,000. The Company has agreed with this Noteholder to pay $3,000 a month beginning September 1, 2012.

NOTE4 - FACTORING AGREEMENT

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

The amounts outstanding at September 30, 2012 and December 31, 2011 were $1,127,114 and $959,868, respectively. The factoring fees for the nine months ended September 30, 2012 and the year ended December 31, 2011 was $260,456 and $77,462, respectively. The interest expenses on this amended Agreement for the nine months ended September 30, 2012 and 2011were $80,323 and $21,404, respectively. The factoring fees have been reclassified as additional interest expense.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
	2012	2011
Accrued Compensation	$655,203	$533,717
Accrued Interest	667,453	439,383
Embedded conversion feature at fair value	8,097	648
Common stock warrants, at fair value	3,599	12,651
Purchase obligation on stock option, at fair value	250,000	250,000
Stanza payroll taxes including interest and penalties	284,629	304,773
Accrued costs on completed jobs	330,941	154,585
Accrued sales tax	136,024	95,288
Accrued other	22,544	16,377
	$2,358,490	$1,807,422

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

NOTE 6 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income taxes at the statutory rate	$(160,021)	$(419,964)	$(393,370)	$(1,000,591)
Valuation Allowance	150,437	407,327	351,919	971,653
Permanent differences and other	9,584	12,637	41,451	28,938
Total income tax	$-	$-	$-	$-

The following presents the components of the Company’s total income tax provision as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Current expense	$-	$-	$-	$-
Deferred benefit	(150,437)	(407,327)	(351,919)	(971,653)
Change in valuation	150,347	407,327	351,919	971,653
Total	$-	$-	$-	$-

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of primary temporary differences giving rise to deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2012	2011
Deferred tax assets
Amortization	$5,670	$8,250
Non qualify stock option expense	61,881	93,470
Operating losses carry forward	7,095,577	5,548,085
Deferred Tax Liabilities
Fair value income	(26,672)	(203,015)
Depreciation	(19,637)	(18,984)
Net deferred assets	7,116,819	5,427,806
Valuation Allowance	(7,116,819)	(5,427,806)
Total net deferred tax asset liability	$-	$-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized any taxable income since its inception.

At September 30, 2012 the Company had consolidated federal net operating losses of $19,834,289. The expiration date of these net operating losses are as follows:

2019	$104,604
2020	654,454
2021	1,700,703
2022	72,209
2023	451,382
2024	262,795
2025	385,410
2026	911,684
2027	2,540,363
2028	1,543,573
2029	2,807,561
2030	2,795,006
2031	2,857,803
2032	2,746,742
$19,834,289

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

For the nine months ended September 30, 2012, investors holding Series D Preferred Stock elected to convert their holdings into the Company Common Stock using the Volume Weighted Average Price “VWAP” formula as provided for in the offering documents. A total of three shares of Series D Preferred Stock elected to convert into Common Stock receiving an aggregate of 793.648 shares of the Company common stock. The weighted average conversion price per share was $0.038. In addition, the Class A and Class B Warrants were repriced based the on conversion price multiplied by 120% and 140%, respectively.

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

During the nine months ended September 30, 2012, no treasury shares were converted into Common Stock.

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

2012
Excepted volatility	96%
Vesting period	5
Expected term	7
Expected dividends	0%
Risk free rate	1%

The following is a table that shows a summary of activity for the nine months ended September 30, 2012 and the year ended December 31, 2011:

		Weighted	Average
		Average	Remaining	Grant
		Exercise	Contractual	Date
	Shares	Price	Terms	Fair Value
Outstanding December 31, 2010	8,245,000	$0.31	9
Granted
Exercised	-
Forfeited	(510,000)	$0.33
Outstanding December 31, 2011	7,735,000	$0.31
Granted January 16.2012	4,025,000	$0.07	4.5	$127,111
Granted March 27 2012	500,000	$0.02	4.75	$11,405
Exercised
Forfeited	(1,530,000)	$0.26
Outstanding September 30, 2012	10,730,000	$0.23	4
Exercisable as of September 30, 2012	5,623,095	$0.26

As of September 30, 2012, the nonvested options totaled 5,106,905 shares. There is approximately $380,000 of unrecognized compensation and share-based expense arrangements that have been granted. These costs will be recognized over a weighted average period of 2 years. At September 30, 2012, the aggregate intrinsic value of exercisable stock options was $56,200.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2012 the Company issued the following shares of common stock:

●	The company issued 793,648 shares of common stock for the conversion for the Series D Preferred Stock.

●	The company issued 100,000 shares to a consultant for services performed with a value of $2,500.

●
The company issued 23,633,055 shares of common stock for the conversion in accordance with Security Transfer Agreements in exchange for the retirement of $122,822 of convertible notes and accrued interest.

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

NOTE 11 - COMMON STOCK WARRANTS

There were 2,143,425 warrants issued for the extension of $1,890,000 of convertible notes during the nine months ended September 30, 2012. There were no warrants exercised during the nine months ended September 30, 2012. However 1,643,827 of warrants have expired without being exercised during the nine months ended September 30, 2023. The following table shows the warrants outstanding at September 30, 2012:

Number of		Exercise	Expiration
Warrants	Purpose	Price range	Date
200,000	Acquisition of Grove Power, Inc.	$0.01	14-Jun
2,143,425	Extension of Convertible Notes	$0.10	17-Apr
7,851	Broker warrants on Debt Offerings	$0.10-$0.625	13-Jan
920,000	Convertible Debt Offering 2009/2010	$0.25	Dec-14 - Mar 15
1,650,000	Convertible Debt Offering 2010	$0.60	May - Nov -15
158,000	Debt Offering 2007	$0.75	12-Dec
1,476,522	Converted Preferred D Class A	$0.03 -$0.89	13-Jan
1,476,522	Converted Preferred D Class B	$0.04-$0.63	13-Jan
1,136,559	Unconverted Preferred D Class A	$1.20	13-Jan
1,136,559	Unconverted Preferred D Class B	$1.40	13-Jan
777,135	Broker warrants on Preferred D	$1.25	13-Jan

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

1.
Common Stock Warrants are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term. The following were the assumptions used to compute the fair value:

	September 30,	December 31,
	2012	2011
Common stock price	$0.01	$0.03
Exercise price	$0.15	$0.15
Volatility	109.0%	82.7%
Interest rate	0.14%	0.12%
Remaining Terms	3.25 yrs	4 yrs

2.	Embedded beneficial conversion options were determined using the Black-Scholes method with the following input for September 30, 2012 and December 31, 2011 as shown in the table below:

	September 30,	December 31,
	2012	2011
Common stock price	$0.01	$0.03
Exercise price	$0.005	$0.12
Volatility	109.0%	82.7%
Interest rate	0.14%	0.05%
Remaining Terms	0.2yrs	0.3 yrs

3.
Purchase obligation of a stock option represents the value of the purchase obligation to buy back these options at any time during the next year. The agreement is for 1,000,000 options with a guarantee buy back provision at $0.25, which is also the exercise price.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of September 30, 2012.

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$3,599	$3,599
Purchase obligations for stock option			250,000	250,000
Embedded beneficial conversion options			8,097	8,097
Total			$261,696	$261,696

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2011:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$12,651	$12,651
Purchase obligations for stock option			250,000	250,000
Embedded beneficial conversion options			648	648
Total			$263,299	$263,299

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Level 3
Liabilities
Balance at December 31, 2011	$263,299
Embedded beneficial conversion option	76,843
Change in fair value common warrants stock recorded in other expense	(9,054)
Change in fair value of embedded conversion option	(69,392)
Balance at September 30, 2012	$261,696

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 13 – Segment Data

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

Summarized financial information concerning our reportable segments is shown in the following tables. Unallocated costs include corporate overhead, research and development. Other expense for purposes of evaluating the operations of our segments is not allocated to our segment activities. Total asset amounts exclude intercompany receivable balances eliminated in consolidation. The Unallocated Costs for assets includes cash and, goodwill. . Customer lists and other intangibles are allocated to their segments.

For the Three Months Ended September 30, 2012
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$4,004,960	$1,845,952		$5,850,912
Cost of Sales	3,584,272	1,042,691		4,626,963
Gross Profit	420,688	803,261		1,223,949

Operating Expenses:
Selling and service expenses	360,216	411,850		772,066
General and Administrative Expenses	157,937	226,582		384,519
Depreciation & Amortization	33,320	52,684	656	86,660
Corporate Overhead	-	-	117,799	117,799
Gain or Loss on Sale of Fixed Assets	-	3,453	(48)	3,405
Operating Expense	561,740	684,302	118,407	1,364,449
Operating Income (Loss)	(141,052)	118,959	(118,407)	(140,500)
Other Expenses
Interest Expense, net	73,141	18,632	119,909	211,682
Amortization of Debt Discount and Financing Costs			27,562	27,562
Loss related to Lease Obligation			110,639	110,639
Fair Value Income			(19,734)	(19,734)
Total Other Expense, net	73,141	18,632	238,376	330,149
Net Loss	$(214,193)	$100,327	$(356,783)	$(470,649)
Total Assets	$2,645,829	$2,233,572	$1,995,037	$6,874,438

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$2,344,206	$1,315,656		$3,659,862
Cost of Sales	1,934,771	639,101		2,573,872
Gross Profit	409,435	676,555		1,085,990

Operating Expenses:
Selling and Service Expenses	281,588	357,463		639,051
General and Administrative Expenses	141,093	289,654		430,747
Depreciation & Amortization	29,315	58,953	988	89,256
Corporate Overhead	-	-	302,248	302,248
Gain on Sale of Fixed Assets	-	(4,176)	-	(4,176)
Operating Expense	451,996	701,894	303,236	1,457,126
Operating Income (Loss)	(42,561)	(25,339)	(303,236)	(371,136)
Other Expenses
Interest Expense, net	54,748	16,195	111,393	182,336
Amortization of Debt Discount and Financing Costs			224,755	224,755
Loss on Modification of Debt			253,181	253,181
Fair Value Income			(21,557)	(21,557)
Total Other Expense, net	54,748	16,195	567,772	638,715
Net Loss	$(97,309)	$(41,534)	$(871,008)	$(1,009,851)
Total Assets	$2,224,116	$2,232,318	$1,448,611	$5,905,045

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$9,782,061	$4,681,664		$14,463,725
Cost of Sales	8,432,784	2,385,610		10,818,394
Gross Profit	1,349,277	2,296,054		3,645,331

Operating Expenses:
Selling and Service Expenses	977,163	1,125,945		2,103,108
General and Administrative Expenses	451,009	648,687		1,099,696
Depreciation & Amortization	104,837	155,741	2,052	262,630
Corporate Overhead	-	-	433,993	433,993
Gain or Loss on Sale of Fixed Assets	(60)	1,609	907	2,456
Operating Expense	1,533,009	1,931,982	436,952	3,901,883
Operating Income (Loss)	(183,732)	364,072	(436,952)	(256,552)
Other Expenses
Interest Expense, net	208,830	51,626	433,104	693,560
Amortization of Debt Discount and Financing Costs			123,026	123,026
Loss related to Lease Obligation		162,278		162,278
Fair Value Income			(78,446)	(78,446)
Total Other Expense, net	208,830	213,904	477,684	900,418

Net Loss	$(392,562)	$150,168	$(914,636)	(1,156,970)
Total Assets	$2,645,829	$2,233,572	$1,995,037	$6,874,438

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$7,076,401	$3,601,096		$10,677,497
Cost of Sales	5,824,345	1,878,932		7,703,277
Gross Profit	1,252,056	1,722,164		2,974,220

Operating Expenses:
Selling and Service Expenses	909,824	976,412		1,886,236
General and Administrative Expenses	413,160	844,460		1,257,619
Depreciation & Amortization	78,903	178,740	2,914	260,557
Research and Development		-	194,238	194,238
Corporate Overhead	-	-	1,027,041	1,027,041
Gain or Loss on Sale of Fixed Assets		(5,520)	1,344	(4,176)
Operating Expense	1,401,887	1,994,092	1,225,537	4,621,515
Operating Income (Loss)	(149,831)	(271,928)	(1,225,537)	(1,647,295)
Other Expenses
Interest Expense, net	59,098	18,363	310,744	388,206
Amortization of Debt Discount and Financing Costs			948,836	948,836
Loss on Modification of Convertible Debt			253,181	253,181
Fair Value Income			(294,605)	(294,605)
Total Other Expense, net	59,098	18,363	1,218,156	1,295,618

Net Loss	$(208,929)	$(290,291)	$(2,443,693)	$(2,942,913)
Total Assets	$2,224,116	$2,232,318	$1,448,611	$5,905,045

NOTE 14 – SUBSEQUENT EVENT

Southridge Partners II L.P. has converted notes of $30,780 in exchange for 10,248,148 shares of common stock subsequent to September 30, 2012.

The Company has performed a review of events subsequent to the balance sheet date and expect for the matter described above in this note, no other matters require disclosures.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30 2011

Sales

Sales for the three months ended September 30, 2012 were $5,850,960 compared to $3,659,862 for the three months ended September 30, 2011. The following table summarizes sales by business segment:
	Power	Energy
	Distribution	Services
2012	$4,004,960	$1,845,952
2011	2,344,206	1,315,656
Increase	$1,660,754	$530,296
Percent Increase	71%	40%

The increased sales in the Power Distribution segment is primarily attributable to a $1.2 million project for a national energy company. Without this sale, the Power Distribution sales would have increased by approximately $450,000 over the sales for the three months ended September30, 2011. This increase was attributable to the completion of jobs from the relatively higher backlog in our New York office. Overall our backlog for Power Distribution at October 31, 2012 was $6.1 million compared to $4.7 million at the same period as last year. In the third quarter we discontinued  Grove’s Power Distribution department as this was not a profitable portion of our business. The backlog in 2011 included $1.0 million of Grove equipment orders.

The increase in our Energy Services segment sales is attributable to increased sales in our national account program which was $450,000 higher than the third quarter of 2011. In addition, service sales in New York were at their highest quarterly level. These sales were offset due to lower service sales in the Florida operations.

Cost of Sales

Cost of sales was $4,626,963 for the three months ended September 30, 2012 compared to $2,573,872 for the three months ended September 30, 2011:

	Power	Energy
	Distribution	Services
2012	$3,584,272	$1,042,691
2011	$1,934,771	$639,101
Increase	$1,649,501	$403,590
Percent of Sales
972012	89.5%	56.5%
2011	82.5%	48.6%

The increase in cost of sales in the Power Distribution segment is attributable to the higher sales volume. The reason for the increase in the percent of sales is attributable to a large low margin project for New York office. The cost of sales for this job was 96%. The reason we took this low margin job was that we hope this job would allow us to sell additional equipment at higher margins and also give us the opportunity to provide monitoring and service contracts with a prominent national energy company that has more than 200 locations. Without this  sale the Power Distribution percent of sales would have been 86.4%.  The Midwest region percentage cost of sales has historically been in the range of 82 to 86 percent.

The higher percent cost of sales in the Energy Services segment is attributable to the increases sales to national accounts, which has lower margin than our traditional service business. In the third quarter of 2012 sales to national accounts represented 34% of our total sales compared to 15% in the third quarter of 2011. The cost of sales related to national account for the three months ended September 30, 2012 was 68.9%.

Selling and Service Expenses

Sales and services expenses include all sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Selling and Service expenses were $772,066 for the three months ended September 30, 2012, compared to $639,051 for the three months ended September 30, 2011. The following table summarizes the area of costs in this category:

	Power	Energy
2012	Distribution	Services
Payroll related costs	$304,076	$327,909
Shared based compensation	6,252	12,896
Other	49,888	71,045
Total	$360,216	$411,850
2011
Payroll related cost	$253,448	$276,607
Shared based compensation	10,098	13,845
Other	18,042	67,011
Total	588	$357,463

Increase	$78,628	$54,387

Percent of Sales
2012	9%	22%
2011	12%	27%

The higher costs in Power Distribution payroll related costs are attributable to the accrual of severance pay for terminated employees at Grove and New York offices. The higher costs in the Product Distribution Other category is partially attributable to an increase in our inventory reserve for equipment that might not be salable as result of our decision to discontinue equipment sales in Florida. The higher costs in the Energy Service payroll related costs category are primarily due to the addition of support personnel to handle the rapid growth in sales and higher commission due to the higher sales volume.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facilities and office functions which we allocate to our segments. General and administrative expenses were $384,519 for the three months ended September 30, 2012, compared to $430,747 for the three months ended September 30, 2011. The following table summarizes the areas of costs in this category:

	Power	Energy
2012	Distribution	Services
Payroll related costs	$30,326	$62,150
Shared based compensation	5,753	11,681
Facilities	62,245	70,637
Other	59,613	82,114
Total	$157,937	$226,582
2011
Payroll related cost	$19,543	$110,205
Shared based compensation	2,806	16,934
Facilities	61,393	83,653
Other	57,351	78,862
Total	$141,093	$289,654

Increase (Decrease)	$16,844	$(63,072)

The major cause for the increase in the Power Distribution Segment Costs is the addition of accounting personnel. The lower cost in the Energy Service segment is attributable to reduction in administration costs for Stanza/ Stanza administration costs of approximately $44,000 for the three months ended September 30, 2012 compared to $151,000 for the period ended September 30, 2011. This reduction was partially offset by higher travel and the addition of administration personnel to support the growth in national accounts.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the three months ended September 30, 2012 was $117,799 as compared to $302,248 for the three months ended September 30, 2011. The following table shows the costs related to corporate activities:

	2012	2011
Payroll related activates	$71,082	$181,362
Stock Compensation	22,319	24,636
Professional Fees	500	63,299
Shared based payments for professional services	10,441	-
Travel	570	12,521
Other	12,887	20,430
Total	$117,799	$302,248

Our payroll is lower due to right sizing the number of executive officers. Currently there are two executive officers, the CEO and the CFO. In 2011 we had two additional executive officers, a President and Vice President of Business Development. These latter positions have been eliminated. The payroll and related activates in 2011 include the severance pay accrual for the former Chief Operating Officer of $42,000.The lower professional fees in the three months ended September 30, 2012 was due to our decision not to have audited financial statements for the year ended December 31, 2011 and not performing an audited review on the quarterly reports in 2012.  The decrease in business travel in the three months ended  September 30, 2012 is attributable to  reducing executive travel by moving our corporate office to Minnesota in 2012. In 2012, the Company issued stock to members of our Advisory Board, which will be recognized over their term of service. This cost is non-cash charge and is based on the actual stock price at the time of payment.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the three months ended September 30, 2012 was $86,660compared to $89,256 in the three months ended September 30, 2011. We have limited our capital expenditures and sold certain fixed assets resulting in a small decrease in depreciation expense.

Other Expenses

The following table below summarizes the items in this category for the three months ended September 30:

	2012	2011
Interest expense, net	$119,909	$111,393
Factoring Fees	91,773	70,943
Loss on modification of debt	-	253,181
Loss related to lease obligation	110,639	-
Amortization of debt discount	19,457	195,118
Amortization of deferred financing costs	8,105	29,637
Change in fair value of embedded conversion feature	(19,623)	-
Fair value of warrants	(111)	(21,557)
Total	$330,149	$638,715

The higher interest expense is attributable to debt issued in 2012 and higher average balance on the Company’s factoring obligation. The company has reclassified the factoring fees from general and administrative to other expense, as we believe that the factor fee is similar to interest expense. The factoring fees are higher in the third quarter of 2012 because we had greater collections than in the third quarter of 2011. We pay our factoring fees upon collection of the receivable. The average balance of the factoring obligation was approximately $1,350,000. Combining the interest expense and the factoring fees for the quarter, the effective interest rate is 35%.

The loss related to lease obligation is the amount we accrued for the full balance of the judgment received by the Landlord’s lawsuit against the Company to collect unpaid and future lease payments. The total lease obligation of $302,277 has been accrued as a long –term obligation. The Company will seek a long range payment plan for this obligation.

Our convertible debt has warrants and beneficial conversion features which are accounted for in accordance with ASC 470, whereas we must determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At September 30, 2012, the full amount of debt discounts has been expensed in 2012. The embedded conversion feature and the warrants are treated as a liability and are re-measured with each reporting period. The gain in the embedded conversion feature reflects a stock price at September 30, 2012 of $0.005 compared to a price of $0.03 at March 31, 2012.

In 2011, we recorded a loss on the modification of convertible debt. The transaction extended the maturity, reduced the warrant exercise price and the beneficial conversion options. In accordance with ASC 815 carry value of the debt must be consistent with the risk. When the amounts were determined the additional interest rate of the carry value of the debt was 59%. We believe that the debt rate should be 20% resulting in a loss of $253,181.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30 2011

Sales

Sales for the nine months ended September 30, 2012 were $14,463,725 compared to $10,677,497 for the nine months ended September 30, 2011. The following table summarizes our sales by their segments:
	Power	Energy
	Distribution	Services
2012	$9,782,061	$4,681,664
2011	7,076,401	3,601,096
Increase	$2,705,660	$1,080,568
Percent Increase	38%	30%

The increased sales in the Power Distribution and the Energy Services segments is primarily attributable to the large project as explained above under the three months ended September. We also had an increase of 53% in Power Distribution sales in the second quarter attributable to record shipments out of our Midwest operations. The increased sales in the Energy Service segment are attributable to the improvements in our national account program. Sales to national accounts for the nine months ended September 30, 2012 totaled 1.4 million compared to 304,000 in the nine months ended September 30, 2011.

Cost of Sales

Cost of sales was $10,818,394 for the nine months ended September 30, 2012 compared to $7,703,277 for the nine months ended September 30, 2011:

	Power	Energy
	Distribution	Services
2012	$8,432,784	$2,385,610
2011	5,824,345	1,878,932
Increase	$2,608,439	$506,678
Percent of Sales
2012	86.2%	51.0%
2011	82.3%	52.2%

The increase in cost of sales in the Power Distribution and the Energy Services segments is attributable to  higher sales volume. The high cost of sales for the $1.2 million project from the New York project increased the Power distribution cost of sales percentage by 1.5% The Midwest region percentage of sales has historically been in the range of 82 to 86 percent of sales.

The Energy Service segment improvement in the percentage of sales is attributable to lower costs due to right sizing the operations at Groves and Stanza. Also, the traditional service program in the Midwest has improved slightly to offset the lower margins in the national account program.

Selling and Service Expenses

Sales and Services expenses include all sales and service personnel, benefits related to these personnel and other costs in support of these functions. Selling and Service expenses were $2,103,108 for the nine months ended September 30, 2012, compared to $1,886,236 for the nine months ended September 30, 2011. The following table summarizes the area of costs in this category:

	Power	Energy
2012	Distribution	Services
Payroll related costs	$896,378	$894,734
Shared based compensation	18,893	38,315
Other	61,892	192,896
Total	$977,163	$1,125,945
2011
Payroll related cost	$813,073	$752,305
Shared based compensation	31,048	42,536
Other	65,102	181,571
Total	909,223	$976,412

Increase	$67,940	149,533
Percent of Sales
2012	10%	24%
2011	13%	27%

The higher costs in Power Distribution payroll related costs are attributable to higher sales commission and the accrual of severance pay for terminated employees. The higher costs in the Energy Services payroll related costs was primarily due the addition of support personnel to handle the rapid growth in sales and higher commissions due to the higher sales volume.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facilities and office functions which we can allocate to our segments. General and administrative expenses were $1,099,696 for the nine months ended September 30, 2012, compared to $1,257,619 for the nine months ended September 30, 2011. The following table summarizes the areas of costs in this category:

	Power	Energy
2012	Distribution	Services
Payroll related costs	$82,299	$209,973
Shared based compensation	19,373	35,978
Facilities	169,301	184,809
Other	180,036	217,927
Total	$451,009	$648,687
2011
Payroll related cost	$66,010	356,657
Shared based compensation	8,405	22,003
Facilities	176,238	239,219
Other	162,507	226,581
Total	$413,160	$844,460
Increase (Decrease)	$37,849	$(195,773)

The major cause for the increase in the Power Distribution Segment Costs is attributable to additional personnel in Midwest and New York offices. The lower costs in Energy Service segment are attributable to reduction in administration costs for Stanza of approximately $136,314 for the nine months ended September 30, 2012 compared to $412,188 for the nine months ended September 30, 2011. This reduction was partially offset by the addition of administration personnel to support the growth in national accounts and legal and consulting services for the Midwest operations.

Research and Development

We entered into a contract in September 2010 with a third party to design and develop a remote monitoring system dedicated to onsite power generation equipment. We believe that there are few alternatives available in the market place that support the management of onsite power generators in the manner that is required by peak shaving, demand response and energy efficiency programs, and so to better serve these marketplaces, Titan needed to develop its own monitoring program. The Company has completed this software package and has begun to market it to customers. Therefore, there are no Research and Development costs recorded in the nine months ended September 30, 2012

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the nine months ended September 30, 2012 was $433,993 as compared to $1,027,651 for the nine months ended September 30, 2011. The following table shows the costs related to corporate activities:
	2012	2011
Payroll related activates	$240,412	$521,441
Stock Compensation	69,446	73,955
Professional Fees	21,500	237,962
Shared based payments for professional services	32,882	-
Travel	17,443	126,865
Other	52,309	67,418
Total	$433,993	$1,027,641

Our payroll is lower due to right sizing the number of the executive officers. Currently there are two executive officers, the CEO and the CFO. In 2011 we had in addition to the current executive officers, a President and Vice President of Business Development. These latter positions have been eliminated. The payroll and related activates in 2011 include the severance pay accrual for the former Chief Operating Officer of $42,000.The lower professional fees in the nine months ended September 30, 2012 was due to our decision not to have audited financial statements for the year ended December 31, 2011 and no independent review of our quarterly financial statements in 2012. The decrease in business travel in the nine months ended September 30, 2012 is associated with our limited fund raising activities and moving our corporate office to Minnesota in 2012. In 2012, the Company issued stock to members of our Advisory Board, which will be recognized over their service term. We also issued stock to our investor relation professional to improve communications with shareholders and investors. These stock payments are non-cash charge and are based on actual stock price at the time of payment.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the nine months ended September 30, 2012 was $262,530 compared to $260,557 in the nine months ended September 30, 2011. We have limited our capital expenditures and sold certain fixed assets therefore incurred only a small increase in depreciation expense.

Other Expenses

The following table below summarizes the items in this category for the nine months ended September 30:

	2012	2011
Interest expense, net	$433,104	$310,744
Factoring fees	260,456	77,462
Loss related to lease obligation	162,278	-
Loss on modification of debt	-	253,181
Amortization of debt discount	105,625	834,565
Amortization of deferred financing costs	17,401	114,271
Fair value of embedded conversion feature	(69,392)	-
Fair value of warrants	(9,054)	(294,605)
Total	$900,418	$1,295,618

The higher interest expense is attributable to a higher interest rate, as most of our loans were in default, raising the interest rate from 10% to 12% resulting in $53,000 of additional interest expense.  The Company issued $267,700 in new loans at 8% in the first quarter of 2012. The interest expense from our factoring obligation for the nine months ended September 30, 2012 was $80,600. In 2011 our financing consisted of bank credit line for the first five months of the year and was replaced by the factoring obligation for the four months remaining in the nine months ended September 30, 2011. The interest expense for the nine months ended September 30, 2011 was $58,600.

The higher factoring fees for the nine months ended September 2011 is because the factoring obligation was outstanding for full period. In the nine months ended 2011 the factor fee was only outstanding from June17, 2011 to September 30, 2011.

The loss lease obligation is the accrued amount for the full balance of the judgment received by the Landlord’s lawsuit against the Company to collect unpaid and future lease payments. The total lease obligation of $302,277 has been accrued as a long –term obligation. The Company will seek a long range payment plan for this obligation.

Our convertible debt has warrants and beneficial conversion features which are accounted for in accordance with ASC 470, whereas we must determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At September 30, 2012, the full amount of debt discounts has been expensed in 2012.The embedded conversion feature and the warrants are treated as a liability and are re-measured with each reporting period. . The gain in the embedded conversion feature reflect a stock price at September 30.2012 of $0.005 compared to a price of $0.03 at March 31 2012.

In 2011, we recorded a loss on the modification of convertible debt. The transaction extended the maturity date and reduced the warrant exercise price and the beneficial conversion options. In accordance with ASC 815 the carry value of the debt must be consistent with the risk. When the amounts were determined the additional interest rate of the carry value of the debt was 59%. We believe that the debt rate should be 20% resulting in a loss of $253,181.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss for the nine months ended September 30, 2012 of $1,156,970. At September 30, 2012 we had an accumulated deficit of $34,521,705. In addition, we are currently in default on notes payable of $703,333 of principal. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

For the nine months ended September 30, 2012, the company reported the lowest net loss since 2006 in the first year of the Company’s history. The Adjusted EBITDA for the nine months ended September 30, 2012 was a positive $223,464 and for the three months ended September 30, 2012 we have a positive Adjusted EBITDA of $15,502.

This is the second consecutive quarter that we had positive Adjusted EBITDA. Adjusted EBITDA is a non- GAAP Financial Measure defined in detail under the Additional Information section below. In the second quarter of 2012, we were successful in amending our factoring agreement by reducing the factoring fee from 1.7% to 1.45%. We have estimated that this will result in approximately $50,000 of annual savings over the next year. We are currently seeking a lower priced financing instrument with other providers which would further reduce our interest and related expenses.

We have also reached agreement with various state agencies to pay our past due sales tax on an installment basis. We have an installment plan for the payment of the Control Crew lawsuit, which we have paid $37,000 as November 2, 2012 and are paying down the balance in $4,000 monthly payments.

We received a judgment from a lawsuit for nonpayment of lease obligation ion the total of $302,277 which has been accrued on balance sheet as a long -term liability. Titan Energy Development, Inc. (Stanza) has been subpoenaed to provide certain financial information. The company believes that an installment plan can be reached to pay this obligation.

Our continue improvement in operating the business and the opportunities that have been generated through our Energy Service segment will provide the cash needed to fund current operations. At September30, 2012, we had $610,168 in cash and short-term investments.

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
The following is an explanation of non-GAAP, Adjusted EBITDA that we utilize, including the adjustments that management excludes as part of the Adjusted EBITDA measures for the three and nine months ended September 30 2012 and 2011, respectively, as well as reasons for excluding individual items.

●
Management defines Adjusted EBITDA as net income (loss), excluding depreciation, amortization, stock based compensation and payments, interest (including factoring fees), income taxes (benefit) and other income and expenses. Adjusted EBITDA also eliminates items that do not require cash outlays, such as warrants and beneficial conversion features from issuing convertible securities which are treated as debt discounts and amortized to expenses; fair value adjustment for warrants and embedded conversion features, which is dependent on current stock price, volatility, term and interest rate which are factors that are not easily controlled; and amortization expense related to acquisition-related assets, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from the actual performance of the asset, are based on the value determined on acquisition date and may not be indicative of current or future capital expenditures. We also will eliminate from our net loss from the lease obligation as this is a settlement of a lawsuit which is not consider part of our continuing operations.

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

Adjusted EBITDA was positive $15,502 and negative $213,561 for the three months ended September30, 2012 and 2011, respectively. The reconciliation of adjusted EBITDA to net loss is set forth below:

	Three Months Ended September 30,
	2012	2010
Net loss	$(470,649)	$(1,009,851)
Add back:
Depreciation and amortization	86,660	89,256
Stock based compensation and payments	69,342	68,319
Interest and factoring fees	211,682	182,336
Amortization of debt discount	27,562	224,755
Loss on modification of convertible debt	-	253,181
Loss related to lease obligation	110,639	-
Fair value adjustments	(19,734)	(21,557)
Adjusted EBITDA	$15,502	$(213,561)

Adjusted EBITDA was positive $223,464 and negative $1,079,335 for the nine months ended September 30, 2012 and 2011, respectively. The reconciliation of adjusted EBITDA to net loss is set forth below:

	Nine Months Ended September 30,
	2011	2011
Net loss	$(1,156,970)	$(2,942,913)
Add back:
Depreciation and amortization	262,630	260,557
Stock based compensation and payments	217,386	207,403
Interest and factoring fees	693,560	388,206
Amortization of debt discount	123,026	948,836
Loss on modification of convertible debt	-	253,181
Loss related to lease obligation	162,278	-
Fair value adjustments	(78,446)	(294,605)
Adjusted EBITDA	$223,464	$(1,179,335)

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012 covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company subsidiary Titan Energy Development, Inc. (“TEDI”) has been sued by TEDI’s landlord (the “Plaintiff”) for non-payment of the office lease in the name of Stanza Systems, Inc. in Houston, TX. The Plaintiff has received a judgment in the amount of $302,227 on September 24, 2012. Cost and interest will accrue on judgment amount from date of entry until satisfied in full. TEDI has received a subpoena to provide certain financial information on November 27, 2012. The Company will try to arrange an installment payment plan for payment of this lawsuit.

The Company has also been sued on the non-payment of a settlement agreement with a Control Crew, Inc. (the “Plaintiff”) for the work performed in 2008 and 2009 for a discontinued operation. The Plaintiff has requested that the total invoices of $44,481 be paid.  On March 29, 2012 an Entry of Default was filed with the State of Michigan in the Circuit Court for the County of Oakland. On April 18, 2012, the Plaintiff’s motion for default judgment was granted. The judgment amount includes the invoices of $44,481, plus interest, totaling $52,372. The Company has recorded this amount as a liability and has paid $37,000 as of November 2, 2012 and will repay the remaining balance in monthly installments of $4,000.

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

TITAN ENERGY WORLDWIDE, INC.

Dated: November 15, 2012	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer

Dated: November 15, 2012	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
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