Form 10-K
period 2012-12-31
Titan Energy Worldwide, Inc.
filed 2013-04-03
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-26139

Titan Energy Worldwide, Inc.

Nevada	26-0063012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6321 Bury Drive, Suite 8, Eden Prairie, MN 55346
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  No ☑

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ““accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter):      $419.691

Indicate the number of shares outstanding of the Company’s classes of common stock as of March 26, 2013 was 71,200,092 shares.

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

Overview

We specialize in the sales, service and management of onsite power generation for industrial and commercial customers. By utilizing advanced communication technologies, automated data collection, reporting systems and remote monitoring capabilities, we believe we are creating a new standard for power asset management and are leading the way for critical energy management programs such as demand response and distributed generation. In fact, we believe we are one of the first companies to combine expertise in power generation asset management with real time information processing to create a more reliable and effective Smart Grid approach to onsite power management.

We provide our products and services to customers nationwide. These customers include utilities, major national retailers, telecommunications companies, banks, data centers, grocery stores, hospitals and other health care facilities, schools and colleges, property management companies, government and military facilities, manufacturers, retail stores among others. We offer a range of state-of-the-art generators supplied by some of the leading generator manufacturers such as MTU Onsite and Generac Power Systems. We also provide and service automatic transfer switches and UPS systems so as to completely meet the onsite energy management needs of our customers.

We have dedicated considerable resources to developing a technologically superior program that benefits our customer from a cost and quality standpoint. Our professionally trained technicians service more than 5,000 generators owned by more than 1,000 customers with facilities located throughout the United States. We are always striving to advance our capabilities and improve our customers’ experiences. For example, to meet a critical need in our industry, we engineered our own proprietary remote monitoring and automated control system for onsite power generation. In addition, we have developed specialized asset management and auditing tools to more efficiently and cost effectively provide our customers with detailed information about their onsite power systems.  These tools provide Titan with a market advantage over service companies that do not have these technologies as we believe we can complete certain jobs more efficiently, maintain higher levels of service quality and realize higher margins by using these tools.   We have also created a national network of professionally trained service technicians so that we can effectively service equipment in any city of the United States and maintain the same high level of quality for each job at every site.

Since our inception in 2006, we have grown substantially. We reported gross sales revenues of more than $19 million in 2012, which is an increase of 36% over 2011.  Service sales grew in 2012 even more significantly, from $5.0 million to $7.5 million in 2012, an increase of 51%.  We have significantly grown our service business which largely consists of recurring revenue service contracts to maintain and manage our customers’ power generation assets. As discussed in more detail below, 60% of our sales revenues were from power generation equipment and 40% from our service programs.  Our current equipment backlog at the end of 2012 was nearly $6 million, which represents jobs on hold and purchase orders for new jobs.  These are revenues that are expected to be realized in 2013.   This backlog number, which can fluctuate between $4 million and $7 million, was relatively high for our Company at the end of 2012, and so is suggestive of stronger equipment sales in 2013.

Currently, we are reporting a net loss of $1,430,961 for 2012. This net loss includes more than $800,000 in noncash items that are required by GAAP to be reported against our earnings.  The Company believes the “Adjusted EBITDA” (a non-GAAP financial measure) is a better indicator of our liquidity position which is calculated by adjusting our cash outflow by the changes in operating assets and liabilities and reducing it by interest expense. Our 2012 adjusted EBITDA was a positive $348,720. Our adjusted EBITDA improved steadily month by month throughout 2012. Based on a number of positive economic factors that are carrying forward into 2013, including increased sales revenues, sales backlog and higher margin service sales, Management believes that the Company can achieve profitability in 2013.

Management has recently entered into an agreement with Forefront Capital to raise up to $5 million on a best efforts basis.  While there is no guarantee that these efforts will result in any new capital for the Company, these potential funds would have a significant impact on the Company’s ability to restructure its debt and improve its cash flow.

Significant Recent Developments

The following developments were critical to building our business in 2012:

1.
Establishment of our National Accounts Business. Our national accounts business services customers that have multiple locations throughout the United States. In less than a year we have successfully grown our national accounts business from a few locations to more than 2000 locations nationwide. Many of our customers are Fortune 100 companies and we believe we will continue to see significant growth and expansion in this business in 2013.

2.
Commercial launch of our remote monitoring and automated control platform for power generation systems. In 2012 we began commercial deployment of our proprietary remote monitoring platform. The need for remote monitoring is growing throughout the onsite power industry as customers seek improved operating and maintenance information on their power investments. New EPA regulations will require regular monitoring of emissions. Programs such as demand response and distributed generation will require our monitoring to operate more effectively and reliably in these critical energy management efforts. We expect our remote monitoring system to be a market differentiator for Titan and our service programs, as well as support our penetration into the demand response and distributed generation markets.

3.
Restructuring of underperforming divisions of the Company. In 2012 we identified operations within the company which were underperforming and did not seem to be positioned to turn around financially in the near future.  We closed down the equipment division of the Florida operation, saving the company nearly $30,000 in losses a month while establishing a service operation which is now basically operating profitably.

4.
Automated audit and asset management program. Responding to the needs of our national account customers, we have developed an automated equipment audit and asset management program utilizing state of the art equipment and specialized software solutions for the collection, transmission and reporting of audit data. These technologies greatly facilitate our ability to service and manage multiple sites and provide our customers with much better data and reporting on their onsite power systems.  We are able to complete our tasks more efficiently and profitably, while saving our customers time and money.  We have begun to offer this service to all of our customers as well as use it as a tool to garner more national account business.

5.
Launch of our SMART POWER program for servicing generators in demand response programs. The Midwest has thousands of industrial customers on Interruptible Rate demand response (peak shaving) programs and the number of customers across the nation is expected to grow as utilities seek to expand their demand response resources. (See Section “Our Products and Services” below). To better serve these customers and provide  more comprehensive and effective service programs, we have developed our  SMARTPOWER program which combines onsite monitoring with advanced service and asset management capabilities to create a program that improves generator performance, helps support utilities’ demand response programs and provides all required reporting.

6.
Success of our RICE NESHAP program. Titan is one of the few companies that are capable of providing the modifications to generators in peak shaving programs required by recent changes in EPA standards for emissions.  We began this program in 2012 and to date we have received nearly $2 million in purchase orders for these modifications.  In addition to the modifications, Titan is also one of the few companies that offer the specialized monitoring service which is required by the RICE NESHAP standards set forth by the EPA.  Our monitoring system is one of the only technologies that can provide EPA monitoring requirements as well as provide full generator monitoring.  We expect this business to grow significantly in 2013.

Background

To appreciate how our business operates within the electrical utility industry requires some background of the electrical power industry, the Smart Grid, Demand Response, Distributed Generation and the Regulatory Organizations that influence our industry.

The Electric Power Industry

When the National Academy of Engineering convened a jury in 2003 to recognize the most important technological developments of the twentieth century, they chose national electrification as the preeminent engineering achievement. Across the country, an integrated system of nearly ten thousand power plants and six million miles of power lines had been constructed, connecting an inconceivable array of electric devices. This massive, complicated network with its millions upon millions of circuits, switches, breakers and other elements, operated with 99.97% reliability. Impressive as that may sound, it is simply not good enough. According to the DOE, the 0.03% unreliability resulting from grid failures is responsible for $150 billion in annual losses in the U.S. (Source: U.S. Department of Energy (DOE), The Smart Grid: An Introduction, 2009).

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

In 2012, sales of power generation equipment accounted for more than $11.6 million or 60% of our business. We provide what we consider to be the most advanced and reliable power generation systems on the market and operate as an exclusive dealer (10KW and above) for Generac Power Systems in five Midwestern states, and a Power Partner dealer (10KW to 600 KW) for MTU Onsite Energy in Florida. We also sell switchgear, UPS and related equipment used to support our customers’ power generation systems.

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

ENERGY SERVICES SEGMENT

Power Maintenance Programs. Power generation systems represent considerable investments that require proper maintenance and service in order to operate when required during a time of emergency or during a demand reduction request. Titan Energy’s Power Maintenance Programs offer maintenance, repair and support service for our customers’ power generation systems. In 2012 these annualized contracts contributed $7.55 million (40%) of our gross sales revenues. To support our customers, we maintain warehouses of inventory and parts, a fleet of service trucks and a staff of 16 trained service technicians in the Midwest, New Jersey and Florida.

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

With regards to the size of our potential service market, we estimates that approximately 30,000 industrial and commercial generators are sold each year in the US by the four major manufacturers. Assuming that sales have been somewhat consistent over the last twenty years, the average lifetime of a generator has remained constant; suggest that there are at least 600,000 working, serviceable generators installed in the US. If Titan’s territory covers 25% of the US population then this creates a market of 150,000 working generators that we could potentially service.

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

We provide factory-trained technicians equipped with the necessary tools, parts and manuals in their trucks. We support our technicians with our specialized service experts and our warehouse, and we manage our service activities to provide the most responsive and proficient service available. Our services have these specific advantages:

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

We see the following as new areas of significant business for the Company in 2013 onward:

•
New Engines – to replace old generators that either does not meet EPA standards or do not run properly or efficiently. Replacement of diesel with natural gas engines is an opportunity to upgrade as well as meet EPA requirements.

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

Operations

            As of December 31, 2012, we had 46 employees. None of our employees is covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and qualified management, technical, marketing and other personnel. Our operation comprises several functionally distinct sub-groups: Executive, Customer, Sales and Services.

Company Offices

Currently we have five offices covering operations in more than twelve states.  Our offices are located in Minneapolis, MN; Des Moines, IA; Omaha, NE; Bernardsville, NJ; and Miami, FL. We also have home offices in Houston TX and Detroit MI.

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

Customer Operations

Customer operations are responsible for all project management, hardware installation, and on-going customer relationship management. The 9 members of this group include project managers, accounts receivable and accounts payable personnel, warranty specialists, accounting directors and assistants and administrative support. five of these individuals are located at our Minneapolis office, one in Florida, one in Iowa one in Texas and one in New Jersey.

Sales Operations

As of December 31, 2012, our sales team consisted of 18 employees. We organize our sales efforts by product type.

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

Our contract programming is provided by our Houston, TX home office and consists of 1 employee and 1 contract employee.

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

Trucks and Service Vehicles – we have a total of 15 modern, fully equipped service trucks which carry more than $115,000 of equipment, parts and tools.  Since some of our customers are located in remote areas, our trucks must be properly equipped to complete a job while on site.

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

Inventory -- Titan Energy carries approximately $1,000,000 in inventory.  Our inventory has grown over 30% due to the increase in our national account business.

Warehouses – we have fully equipped and stocked warehouses in Eden Prairie, Minnesota; Ankeny, Iowa; Omaha, Nebraska; and Miami, Florida.

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

ITEM 2.  Description of Property

We lease office space and warehouses at the following locations:

☐	55820 Grand River Avenue, Suite 225, New Hudson MI 48165. This is a 3-year lease agreement, at a cost of $1,500 per month. The expiration date for this lease is September 30, 2013.

☐	6177 Center St., Suite 103, Omaha, NE 68106. This is a 2-year lease agreement, at a cost of $1,151 per month. This lease expiration date is February 28, 2014.

☐	6321 Bury Drive, Suite 8, Eden Prairie, MN 55346 (our executive offices). This is a 38 month lease with a cost of 1st year: $4,991.96 per month, 2nd year: $5,141.72 per month, 3rd year: $5,295.97 per month, 4th year (2 months): $5,454.85 per month. The lease expiration date is January 31, 2016.

☐	1531 Maine Street, Des Moines, IA 50314. This is a 3-year lease at a cost of $1,200 per month. This lease expiration date is July 31, 2014.

☐	1900 N. W. 84th Street, Doral, FL 33126. This is a lease for 38-months at a cost of $7,209.00 per month. This lease expiration date is August 31, 2013.

☐
150 Morristown Road, Suite 207, Bernardsville, NJ  07924. This is a 39 month lease at a cost of 1st year: $3,000 per month, 2nd year: $3,150 per month, 3rd year: $3,300 per month, 4th year (3 months): $3,300. This lease expiration date is January 31, 2014.

ITEM 3.  Legal Proceedings

The Company subsidiary Titan Energy Development, Inc. (“TEDI”) has been sued by TEDI’s landlord (the “Plaintiff”) for non-payment of the office lease in the name of Stanza Systems, Inc. in Houston, TX. The Plaintiff has received a judgment in the amount of $302,227 on September 24, 2012. Cost and interest will accrue on judgment amount from date of entry until satisfied in full. TEDI has received a subpoena to provide certain financial information on November 27, 2012. The Company is currently in negotiations to settle this complaint.

The Company has also been sued on the non-payment of a settlement agreement with a Control Crew, Inc. (the “Plaintiff”) for the work performed in 2008 and 2009 for a discontinued operation. The Plaintiff has requested that the total invoices of $44,481 be paid.  On March 29, 2012 an Entry of Default was filed with the State of Michigan in the Circuit Court for the County of Oakland. On April 18, 2012, the Plaintiff’s motion for default judgment was granted. The judgment amount includes the invoices of $44,481, plus interest, totaling $52,372.The Company made its final payment to satisfy the judgment on March 11, 2013.

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

	High	Low
Calendar Year 2012
First Quarter	0.0700	0.0200
Second Quarter	0.0600	0.0070
Third Quarter	0.0100	0.0063
Fourth Quarter	0.0100	0.0049
Calendar Year 2011
First Quarter	0.3800	0.2100
Second Quarter	0.2800	0.1700
Third Quarter	0.2500	0.1100
Fourth Quarter	0.1200	0.0100

HOLDERS

We have 71,200,092 shares of our common stock outstanding as of March 25, 2012 held by approximately 282 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDENDS

We have not paid dividends to our stockholders in the last two fiscal years and have no intention to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2012 the Company sold following securities:

1.
8% Promissory Note with a term of one year from date of issuance. The Noteholder, at its sole option, shall have the right to convert the Principal Amount and all accrued but unpaid interest into Common Stock of the Company. The number of common shares issued to the Noteholder upon conversion will be determined as Principal plus interest at the lesser of (i) $0.03 per share or (ii) the “Qualified Offering” price.  A Qualified Offering is a transaction resulting in $2,000,000 of gross proceeds. The company issued a $200,000 promissory note in the first quarter of 2012.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The  Company and our affiliated did not purchases during the year ended December 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In 2010, we acquired Sustainable Solutions, Inc. (“SSI”), which is engaged in providing energy audits, energy consulting and energy management services in the Midwest region. This company is inactive as we completed the three year contract related to this business.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Sales

Sales for the year ended December 31, 2012 were $19,151,874 compared to $14,065,980 for the year ended December 31, 2011. The following table summarizes our sale by their segments:

	Power	Energy
	Distribution	Services
2012	$11,598,000	$7,553,874
2011	9,056,035	5,009,945
Increase	$2,541,965	$2,543,929
Percent Increase	28%	51%

The increased sales in the Power Distribution segment is result of a stronger economic recovery in the Midwest with power distribution sales increasing by 26% over 2011. The New York sales increased by 44% compared to sales in 2011. This increase was primarily attributable to a $1.2 million project for a national energy company.  The company made the decision to close the Power Distribution of our Florida office effective August 1, 2012 as it was not profitable. The sales for the Florida office declined $775,000 compared to 2011.

The increased sales in the Energy Service segment are attributable to the improvements in our national accounts program. Sales to national accounts for the year ended December 31, 2012 totaled $3.0 million compared to $447,500 in the year ended December 31, 2011.

Cost of Sales

Cost of sales was $13,920,574 for the year ended December 31, 2012 compared to $10,088,911 for the year ended December 31, 2011

	Power	Energy
	Distribution	Services
2012	$9,781,864	$4,138,707
2011	7,586,719	2,502,192
Increase	$2,195,145	$1,636,515
Percent of Sales
2012	84%	55%
2011	84%	50%

The cost of sales in the Power Distribution and the Energy Services segments is attributable to higher sales volume. The   percentage of cost to sales is equal to 2011. However, excluding a $1.2 million project from the New York which generated greater costs of sales than revenues, the overall cost of sales percentage would been 83%  The Midwest region percentage of sales has historically been in the range of 82 to 86 percent of sales.

The higher percent cost of sales in the Energy Services segment is attributable to the increased sales to national accounts, which have lower margins than our traditional service business. For the year ended December 31, 2012, sales to national accounts represented 39% of our total sales compared to 9% for the year ended December 31, 2011. The percentage cost of sales related to national account for the year ended December 31, 2012 was 74%. The percentage cost of sales for our traditional service business for the year ended 2012 was 45%.

Sales and Service Expenses

Sales and services expenses include all of sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Sales and Service expenses were $3,939,316 for the year ended December 31, 2012, compared to $2,567,073 for the year ended December 31, 2011. The following table summarizes the areas of costs in this category:

	Power	Energy
2012	Distribution	Services
Payroll related costs	$1,209,579	$1,279,945
Shared based compensation	25,040	51,209
Other	90,012	384,030
Total	$1,324,631	$1,715,184
2011
Payroll related cost	$1,135,918	$1,026,965
Shared based compensation	40,565	54,483
Other	84,761	224,383
Total	1,261,244	$1,305,831

Increase	$63,387	409,353
Percent of Sales
2012	11%	23%
2011	14%	26%

The increase in costs is primarily attributable to the record sale volume that resulted in increasing the commission for employees in both the Power Distribution and the Energy Service.  The increase in the Energy Service Other category was primarily attributable to inventory adjustments related to our service parts.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facility and office functions which we can allocate to our segments. In 2012, we reclassify factoring fees to other expenses as we believe that fees are similar to interest expense than an operating expense. General and administrative expenses were $1,577,669 for the year ended December 31, 2012, compared to $1,668,848 for the year ended December 31, 2011.

	Power	Energy
2012	Distribution	Services
Payroll related costs	$106,647	$280,699
Shared based compensation	25,225	46,847
Facilities	213,150	253,409
Travel and Meals	79,929	72,474
Other	230,599	268,690
Total	$655,550	$922,119
2011
Payroll related cost	$85,840	425,251
Shared based compensation	10,170	38,426
Facilities	221,064	284,193
Travel and Meals	59,793	39,235
Other	196,336	308,540
Total	$573,203	$1,095,645

Increase (Decrease)	$82,347	$(173,526)

The increase in costs in the Power Distribution segment is attributable to higher consulting fees and additional personnel in our Minnesota accounting department. The decrease in the Energy Services payroll relate costs is attributable to lower personnel in the Stanza operation and the consolidation of Grove’s administrative services with TES.    The decrease in the Energy Service other cost is attributable to moving the Stanza office to a home office environment and lower legal and accounting costs.

Research and Development

We entered into a contract in June 2010 with a third party to design and develop a remote monitoring system dedicated to onsite power generation equipment.  We believe that there are few alternatives available in the market place that support the management of onsite power generators in the manner that is required by peak shaving, demand response and energy efficiency programs, and so to better serve these marketplaces, Titan needed to develop its own monitoring program.  The 2011 expense for this research and development for this project was $194,239 for a total cost of $547,801 incurred since 2010.  The Company has completed this software package and has begun to market it to customers. In 2012, we incurred $8,669 of addition costs to utilize cloud computing for this program. [Do we need to add this? Seems insignificant]

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the year ended December 31, 2012 was $517,965, as compared to $1,276,056 for the year ended December 31, 2011. The following table show the costs related to corporate activities:

	2012	2011
Payroll related activates	$286,604	$645,188
Stock Compensation	72,289	103,011
Professional Fees	24,101	310,983
Shared based payments for professional services	43,324	-
Travel	20,393	138,378
Other	71,194	78,496
Total	$517,905	$1,276,056

The most significant impact to lower costs in 2012 was the reduction of executive officers from four employees to two employees.  The other significant saving was in professional fees as we have not performed an audit since 2010 and we eliminated our legal counsel for SEC matters. The share based payment were for our Advisory Board and investor relations. The reduction in travel was due to moving the corporate office to Minnesota reducing the amount of travel in previous year.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the year ended December 31, 2012 was $352,399 compared to $352,233 in the year ended December 31, 2011.The Company did not have significant purchases of new fixed assets as we were operating to conserve cash.

Other Expenses

The following table below is summarizing the items in this category:

	2012	2011
Interest expense, net	$630,173	$520,022
Factoring fees	326,203	119,083
Loss related to lease obligation	162,278	105,693
Loss on modification of debt	-	253,181
Amortization of debt discount	105,625	916,379
Amortization of deferred financing costs	25,506	150,458
Change in fair value if contingent consideration		(117,898)
Change in the fair value of embedded conversion feature	(74,447)	(246,862)
Change in the fair value of warrants	(11,988)	(350,240)
Total	$1,163,350	$1,349,816

The increase in interest expense is attributable to an increase of finance charges for past due sales taxes of $80,000 and the placement of two notes totaling $267,700 at an 8% interest rate for an additional $16,000 of interest expense. The increase in factoring fees is partially attributable to a full year of factoring invoices in 2012 compared to only six months in 2011. In addition, due to the higher sales we factor more invoices to keep our payments with our vendor as timely as possible.

The loss of the lease obligation was the amount of necessary to accrue the judgment that the landlord received by the court ruling. We have not paid any amount on this judgment and expect to reach a settlement.

Our convertible debt has warrants and beneficial conversion features which are accounted for in accordance with ASC 470, whereas we must determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At December 31, 2012, the full amount of debt discounts has been expensed in 2012.The embedded conversion feature and the warrants are treated as a liability and are re-measured with each reporting period. The gain in the embedded conversion feature reflects a stock price at December 31, 2012 of $0.005 compared to a price of $0.03 at March 31 2012 when the embedded conversion feature was determined

The deferred financing costs represent the costs related to the extension and issuance additional warrants to note holders in return for extending their debt to April 1, 2013. The costs are amortized over the life of the extension of debt.

Liquidity and Capital Resources

The Company incurred a net loss for the year ended December 31, 2012 of $1,430,961. As of December 31, 2012 we have an accumulated deficit $34,795,695. In addition, we were in default at December 31, 2012 on notes payable of $675,000 plus interest. On April 1, 2013 a total of $1,875,000 of convertible notes will be in default unless new agreements are reached with these noteholders.  Although we will have $2,750,000 of notes that will be in default, we believe many of these debt holders will accept a new agreement on their debt or sign an extension.  Company was successful in raising $267,700 of new debt in 2012. We have been able to use our factoring lines to provide additional cash flow to pay vendors and employees. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

During the year ended December 31, 2012, cash used by operations was $71,715. We generated cash by selling some fixed assets in excess of purchase price by $16,262. Cash provided by financing activities was $220,585. The Company was able to raise approximately $367,700 of new debt and paid off $132,000 of old debt.

The Company has had periodic difficulties keeping current with various suppliers during 2012. Most of our major vendors require us to pay in 30 days, however collection of payment from our customers takes an average of 60 days and therefore we have used our factoring obligation to pay our suppliers. During 2012, we incurred vendor and taxing authorities financing charges of $144,000.  The cost of the factoring fees and interest paid to factor our receivable totaled $426,832. These extra costs have had an adverse impact on our liquidity position.

To address its cash flow issues, the Company has instituted a policy that each operating subsidiary covers its cash requirement.  This has resulted in certain operations accruing payroll and deferring payments on non-critical expenses.  The Company made the decision to close the equipment sales operation of Groves in August this year as it could not generate positive cash flow. The service operations are slightly positive but we believe that it can support the cash flow need to run the business.

Management has entered into an agreement with Forefront Capital to raise up to $5 million on a best efforts basis. While there is no guarantee that these efforts will result in any new capital for the Company, these potential funds would have a significant impact on the Company’s ability to restructure its debt and improve its cash flow.

The Company had several months of profitability during 2012 and we believe that it could achieve profitability in 2013. This profitability will allow us to generate cash flow to operate the business and replace our factoring line with a more affordable credit facility which would improve our cash flow by about $250,000 per year.

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

The GAAP measure most comparable to adjusted EBITDA is GAAP net income (loss): reconciliation for adjusted EBITDA to GAAP net income (loss). The following is an explanation of non-GAAP, adjusted EBITDA that we utilize, including the adjustments that management exclude as part of the adjusted EBITDA measures for the year ended December 31, 2012  and 2011, respectively, as well as reasons for excluding individual items.

•
Management defines adjusted EBITDA as net income (loss), excluding depreciation, amortization, stock based compensation, interest, factoring fees, income taxes (benefit) and other income and expenses. Adjusted EBITDA also eliminates items that do not require cash outlays, such as warrants and beneficial conversion features from issuing convertible securities which are treated as debt discounts and amortized to expenses; fair value adjustment for warrants and embedded conversion features, which is dependent on current stock price, volatility, term and interest rate which are factors that are not easily controlled; and amortization expense related to acquisition-related assets, which us based on our estimate of the useful life of tangible and intangible assets.  These estimates could vary from the actual performance of the asset, are based on the value determined on acquisition date and may not be indicative of current or future capital expenditures. Management has also eliminated the effect of contingent consideration that was established in the purchase of Stanza which based on current assumptions this liability will not be realized. We also will eliminate from our net loss the present value of the lease obligation as this is not part of our continuing operations.

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

The reconciliation of adjusted EBITDA to net loss is set forth below:

	Years Ended December 31,
	2012	2011
Net loss	$(1,430,961)	$(3,435,009)
Add back:
Depreciation and amortization	352,399	352,233
Stock based compensation and payments	263,933	274,912
Interest and factoring fees	956,376	639,105
Amortization of debt discount	131,131	1,066,837
Loss on modification of convertible debt	-	253,181
Loss related to lease obligation	162,278	105,693
Fair value adjustments	(86,435)	(715,000)
Adjusted EBITDA	$348,720	$(1,458,048)

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

The Company has examined the qualitative factors related the goodwill recorded as on our books. These factors includes the improving operations in each business unit, the improving economic business climate and the interest in the energy related investors, Therefore, we have nor performed a detail evaluation of goodwill this year. There has been no adjustment to our goodwill for years ended December 31, 2012 and 2011. The carrying value of goodwill is summarized in the table below:

Income Taxes

The Company accounts for income taxes under the asset and liability whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2012 and December 31, 2011 the Company had no unrecognized tax benefits due to uncertain tax positions.

Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2012 there were no amounts that had been accrued in respect to uncertain tax positions.

The Company’s federal tax reporting is not currently under examination by the Internal Revenue Service (“IRS”); 0re Company’s state income or franchise tax is not currently under examination by the state authorities.  However fiscal years 20089 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of December 31, 2012, the Company had potentially dilutive shares related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive. See Note 1for the details of impact of potentially dilutive securities.

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

In July 2012, the FASB issued ASU 2012-02, “Intangible-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangibles Assets for Impairment” ASU 2012 -02 allows an entity to assessed qualitatively whether an indefinite-lived intangible assets is impaired prior to performing a qualitative analysis. This ASU 2012-02 is effective for fiscal year beginning after September 15, 2012. We have adopted of ASU 2012-02 it had no material impact on our financial position and results of operations.

There are several other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

ITEM 8.  Financial Statements

TITAN ENERGY WORLDWIDE, INC.
Unaudited Consolidated Financial Statements
December 31, 2012 and 2011

MANAGEMENT REPORT

The Company’s Consolidated Financial Statements have not been audited as of December 31, 2012 or for the years ended December 31, 2012 and 2011.  The audit has not been performed due to the cost and availability of cash required to pay past due fees owed to our independent accountant firm.  These Consolidated Financial Statements have been prepared by Management in accordance with generally accepted accounting principles and applicable rules and regulation of the Securities and Exchange Commission.

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$304,374	$139,432
Accounts receivable less allowance for doubtful accounts	2,419,067	2,045,766
Inventory, net	1,056,099	619,518
Other current assets	99,709	52,996
Total current assets	3,879,249	2,857,712
Property and equipment, net	592,995	747,566
Customer and distribution lists, net	470,985	628,118
Goodwill	1,351,695	1,351,695
Other assets	37,194	31,092
Total assets	$6,332,118	$5,616,183
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$2,637,951	2,404,538
Accrued liabilities	2,352,653	1,807,422
Customer deposits and deferred revenue	774,518	234,339
Factoring obligation	934,930	959,868
Notes payable - current portion	118,000	240,370
Current portion of convertible debt, net of discount	2,740,000	2,521,216
Total current liabilities	9,558,052	8,167,753
Notes payable, less current portion	67,700	-
Other long term liabilities	302,227	122,248
Total long –term liabilities	369,927	122,248
Total liabilities	9,927,979	8,290,001
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $,0001 par value, issued and outstanding 341 and 344 shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 70,800,092 and 31,472,127 shares, respectively	7,080	3,147
Treasury stock, at cost, held 1,550,000 and 1,550,000, shares, respectively	(775,000)	(775,000)
Additional paid-in capital	31,967,753	31,462,768
Accumulated deficit	(34,795,695)	(33,364,734)
Total stockholders’ equity (deficit)	(3,595,861)	(2,673,818)
Total liabilities and stockholders’ equity	$6,332,118	5,616,183

See accompanying notes to the unaudited consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011

	2012	2011
Sales of equipment	$11,598,000	$9,056,035
Sales of service and parts	7,553,874	5,009,945
Net sales	19,151,874	14,065,980

Material cost and labor for equipment	9,781,864	7,586,719
Material cost and labor for service and parts	4,138,707	2,502,192
Total cost of sales	13,920,571	10,088,911
Gross profit	5,231,303	3,977,069
Operating expenses:
Selling and service expenses	3,039,816	2,567,073
General and administrative expenses	1,577,669	1,668,848
Research and development	8,669	194,239
Corporate overhead	517,905	1,276,056
Depreciation and amortization	352,399	352,233
Loss on sale of fixed assets	2,456	3,813
Total operating expenses	5,498,915	6,062,262
Operating Loss	(267,612)	(2,085,193)
Other Expenses
Interest expense, net	956,376	639,105
Amortization of debt discount and financing costs	131,131	1,066,837
Present value of lease obligation	162,278	105,693
Loss on modification of convertible debt	-	253,181
Change in fair value of contingent consideration	-	(117,898)
Change in fair value of embedded conversion feature	(74,447)	(246,862)
Change in fair value of warrants	(11,988)	(350,240)
Total Other Expense, net	1,163,350	1,349,816
Net loss	(1,430,961)	$(3,435,009)
Weighted average number of shares outstanding	48,714,441	31,043,281
Basic and diluted (loss) per common share	$(0.03)	$(0.11)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012 and 2011

	Common Stock		Preferred Stock		Treasury shares
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2010	30,371,572	$3,037	368	$1	1,700,000	$(850,000)
Stock issued for the conversion of Preferred D	860,599	86	(24)		(150,000)	$75,000
Stock issued for conversion of convertible notes	239,956	24
Stock issued for the exercise of options
Stock options issued for compensation
Beneficial conversion feature on Convertible debt
Cost of issuing stock certificates
Net loss for the year
Balance December 31, 2011	31,472,127	$3,147	344	$1	1,550,000	$(775,000.0)
Stock issued for the conversion of Preferred D	793,648	79	(3)
Stock issued for conversion of convertible notes	33,881,203	3,388
Stock issued for services	4,653,797	466
Stock options issued for compensation
Beneficial conversion feature on convertible debt
Cost of issuing stock certificates
Net loss for the year
Balance December 31, 2012	70,800,775	$7,080.0	341	$1	1,550,000	$(775,000.0)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012 and 2011 (Continued)

	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2010	$31,093,925	$(29,929,725)	$317,236
Stock issued for the conversion of Preferred D	(75,086)		-
Stock issued for conversion of convertible notes	39,969		39,993
Stock option issued for services	125,000		125,000
Stock options issued for compensation	274,912		274,912
Beneficial conversion feature on convertible debt	4,000		4,000
Cost of issuing stock certificates	(270)		(270)
Other	317		319
Net loss for the year	-	(3,435,009)	(3,435,009)
Balance December 31, 2011	$31,462,767	$(33,364,734)	$(2,673,819)
Stock issued for the conversion of Preferred D	(79)		-
Stock issued for conversion of convertible notes	160,863		164,251
Stock issued for services	82,596		83,062
Stock options issued for compensation	229,433		229,433
Beneficial conversion feature on convertible debt	32,422		32,422
Cost of issuing stock certificates	(249)		(249)
Net loss for the year		(1,430,961)	(1,430,961)
Balance December 31, 2012	$31,967,753	$(34,795,695)	$(3,595,861)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011

Operating activities:	2012	2011
Net loss	$(1,430,961)	$(3,435,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	220,610	274,912
Depreciation and amortization	352,399	352,223
Amortization of debt discount and financing costs	131,131	1,066,837
Stock issued for services	43,324	122,248
Loss on modification of convertible debt	-	253,181
Change in fair value of contingent consideration	-	(117,898)
Change in fair value of lease obligation	162,278	-
Change in fair value of warrants	(11,988)	(350,240)
Change in fair value of embedded conversion	(74,447)	(33)
Loss on sales of fixed assets	2,456	3,813
Changes in operating assets and liabilities:
Accounts receivables	(373,302)	246,071
Inventory	(530,231)	61,495
Other assets	(44,707)	90,339
Accounts payable	329,117	(19,329)
Accrued liabilities and customer deposits	1,152,606	359,469
Net cash used in operating activities	(71,715)	(1,091,921)
Investing activities:
Purchase of fixed assets	(24,297)	(29,940)
Proceeds from sales of fixed assets	40,569
Net cash (used) provided in investing activities	16,272	(29,940)
Financing activities:
Proceeds provided by Convertible Debt	310,000	330,000
Payment of short-term credit line	-	(992,558)
Net borrowings from Factoring Obligation	(24,938)	959,868
Proceeds from stock warrant exercised	-	2,250
Proceed of promissory note	67,700	100,000
Payment of notes payable and convertible debt	(132,037)	(106,413)
Cost associated with stock issuances	(340)	(270)
Net cash (used) provided by financing activities	220,385	292,877
Increase (decrease) in cash and cash equivalents	164,942	(828,984)
Cash and cash equivalents, beginning of year	139,432	968,416
Cash and cash equivalents, end of period	$304,374	$139,432

See accompanying notes to consolidated financial statements.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the “Company”) was incorporated on December 28, 2006 in the state of Nevada. The Company’s stock is traded on the OTC s under the symbol of TEWI

On December 28, 2006, the Company acquired Stellar Energy Services, Inc., a Minnesota corporation (“Stellar”), whereby Stellar exchanged all its common shares for 750,000 newly issued shares of the Company’s preferred stock, plus a Note payable to Stellar shareholders of $823,000. This Note obligation has been fully satisfied. The Stellar shareholders also received 1,000,000 shares of Common Stock.  Stellar is doing business as Titan Energy Systems, Inc (“TES”).

On June 11, 2009, the Company through its wholly owned subsidiary, Grove Power, Inc., a Florida corporation (“GPI”), acquired certain assets and assumed liabilities of R.B. Grove, Inc. Industrial and Service Divisions. The purchase was effective June 1, 2009. The purchase price consisted of a cash payment of $214,827 and an $86,612 secured promissory note at 8% interest rate due November 11, 2010. This Note obligation has been fully satisfied. The seller also received five year warrants to purchase 200,000 shares of the Company common stock at a price of $0.01 per share. The Company determined the fair value of these warrants to be $32,000.

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

On November 1, 2010, the Company acquired the assets of Stanza Systems, Inc., a software development company specializing in smart-grid applications. This company is doing business as Stanza Technologies (“Stanza”). The purchase price for this company consisted of $175,000 cash and assumed liabilities of   $481,190. In addition, to complete this acquisition the Company had to satisfy the senior debt holders by offering common shares of the Company. The Company’s offered these debt holders 413,333 shares of common stock which was valued at the closing price of our stock as of November 1, 2010 resulting in a value of $186,000.

At December 31, 2012 and December 31, 2011, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

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

Reclassifications

In 2012, the Company’s presentation of the Statement of Operations changed to reflect factoring fees as additional interest expense. The Company believes that the factoring fees are another form of interest expense and is not a fee for collection purposes. Previously, these factor fees were classified in the line item general and administrative expense.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss for the year ended December 31, 2012 of $1,430,961. At December 31, 2012, the Company had an accumulated deficit of $34,795.695. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

•	The Company has achieved several profitable months in 2012 as the growth in our service sales has improved the overall margins
•
Management will continue to take steps to expand and increase its service sales and work order flow.  Service sales account for the highest margins of any business segment and the quickest turnaround in terms of customer payments.

•	The Company has terminated the Florida equipment sales department as it was an unprofitable business division thereby improving the future overall cash position of the Company.
•
The Company has achieved a lower cost in Corporate Overhead by limiting by reducing the number of executives and limiting legal and travel expense. Corporate Overhead has declined by $758,000 compared to 2011.

•
Management has entered into an agreement with Forefront Capital to raise up to $5 million on a best efforts basis.  While there is no guarantee that these efforts will result in any new capital for the Company, these potential funds would have a significant impact on the Company’s ability to restructure its debt and improve its cash flow.

•	Management will consider stock payments for certain to reduce cash liabilities.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the years ended December 31, 2012 and 2011, the Company has entered into several non-cash transactions in order to provide financing for the Company and conserve cash. The table below shows the transactions that occurred during the past two years.

	2012	2011
Stock issued for services	$44,500	-
Common stock issued for conversion of Series D Preferred Stock	$30,000	$113,568
Stock issued for the conversion of convertible debt	$164,251	$39,992
Accounts Payable settled with stock	$39,002	-
Stock warrants not subject to fair value	$-	$125,000

Interest paid for the years ended December 31, 2012 and 2011 were $105,238 and $88,049 respectively. The factoring fees paid for the years ended December 31, 2012 and 2011 were $326,203 and $119,083, respectively.

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

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk include cash and cash equivalents. The Company maintains its cash in well-known banks selected based upon management’s assessment of the bank’s financial stability. The Company has utilizes banks that have Federal Deposit Insurance Corporation protection.

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

	December 31	December 31
	2012	2011
Furniture and office equipment	$230,171	$203,769
Software	649,171	644,550
Vehicles	59,733	57,900
Tools and shop equipment	181,529	169,733
Leasehold improvements	23,855	-
Rental equipment	40,759	97,983
Accumulated depreciation	(592,223)	(426,369)
Net property and equipment	$592,995	$747,566
Depreciation expense	$195,266	$192,986

Intangible Assets

The Company evaluates intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles  that represent  customer lists, distribution list and contracts. These intangible have finite lives and therefore are required to be amortized to expense. The Company believes that the useful life of these intangibles range from 5-10 years. The accumulated amortization at December 31, 2012 and December 31, 2011 was $717,775 and $560.699, respectively. The Company expects amortization expense for the next five years as follows: 2013-$136,617: 2014-$121,117: 2015-$88,617: 2016-88,617: 2017-35,693.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has examined the qualitative factors related the goodwill recorded as on our books. These factors includes the improving operations in each business unit, the improving economic business climate and the interest in the energy related investors, Therefore, we have nor performed a detail evaluation of goodwill this year. There has been no adjustment to our goodwill for years ended December 31, 2012 and 2011. The carrying value of goodwill is summarized in the table below:

Goodwill Carrying Value:
Gross	$2,042,024
Accumulated impairment	(690,339)
Net Goodwill	$1,351,685

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2012 and 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

The Company’s federal state income tax is not currently under examination by the Internal Revenue Service (“IRS”) or by state authorities.  However, fiscal years 2009 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of December 31, 2012 and 2011, the Company had potentially dilutive shares related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive. At December 31, 2012 and 201, the following table sets forth potentially dilutive shares:

	2012	2011
Conversion of Series D Preferred stock	159,345,794	15,154,185
Conversion of 8% convertible notes and warrants	9,109,813	2,443,832
Conversion of 10% convertible notes and warrants	1,660,000	1,700,000
Stock warrants	106,542	228,607
Vested stock options	32,710	64,339
Conversion of the 11% notes	566,038	943,396
Conversion of 10% convertible notes and warrants	21,250,000	5,500,000
Conversion of 8% promissory note	6,666,667	-
Total	198,737,564	26,034,359

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above table uses the December 31, 2012 and 2011 average closing stock price to determine securities that may be dilutive. The average stock prices for the years ended December 31, 2012 and 2011 were $0.02 and $0.22, respectively. The Series D Preferred Stock can be converted by dividing the amount invested by the 20 days VWAP price. The 8% convertible notes can be converted by taking the principal and accrued interest and dividing by the average closing bid price for five days before closing. In addition, upon conversion the note holder receives ten stock warrants for every $1000 of principal with an exercise price of $.01. The 10% convertible notes may be converted by multiplying the  principal and accrued interest by four, in addition these notes have warrants equal to 2 stock warrants for every $1,000 of principal with an exercise price of $.25. The conversion of the 11% notes may be converted by dividing the principal and accrued interest by amount equal to 50% discount of the last three closing prices, with a floor of $.03 per share. The 10% convertible notes issued in 2010 and amended at September 30, 2011 may be convert principal and accrued interest at $.12 per share.  The 8% promissory note issued in 2012 is convertible into common stock by dividing the principal and accrue interest by the conversion price of $.03 per share .In addition these convertible notes were issued with detachable warrants equal to 1 warrant per principal invested. These warrants are exercisable at $0.15 per share. The 8% promissory note has the right to convert principal and accrued interest by dividing by $.03 per share. The stock warrants and vested stock options are those securities that are in-the-money at December 31. We use the treasury method to compute the shares that would be issued.

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

Supplier Concentration

The Company has an exclusive distribution agreement with one supplier that comprised of 54% and 37% of its total purchase for the years ended December 31, 2012 and 2011, respectively. The loss of this exclusive distribution agreement could cause a delay or loss of sales which would affect the operating results adversely. Although there are other vendors from which the Company could make these purchases, management believes that they may not be on the same terms and conditions as our current supplier.

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
In July 2012, the FASB issued ASU 2012-02, “Intangible-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangibles Assets for Impairment” ASU 2012 -02 allows an entity to assessed qualitatively whether an indefinite-lived intangible assets is impaired prior to performing a qualitative analysis. This ASU 2012-02 is effective for fiscal year beginning after September 15, 2012. We have adopted of ASU 2012-02 it had no material impact on our financial position and results of operations.

There are several other new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	December 31	December 31,
	2012	2011
Parts	$543,551	$464,225
Work in process	577,297	125,071
Finished Goods	85,251	133,397
Obsolescence Reserve	(150,000)	(103,175)
	$1,056,099	$619,518

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following at December 31, 2012 and 2011:

	December 31	December 31,
Short -Term Debt	2012	2011
Convertible Notes bearing interest at 12% due on demand	$650,000	$350,000
Convertible Note bearing interest at 12% due January 2012 to March 2012	-	1,250,000
Convertible Note bearing interest at 12% due April 2013	1,890,000	-
Convertible Note bearing interest at 8% due April 2013	200,000	-
Convertible Note bearing interest at 10% due January 2012 to March 2012	-	350,000
Convertible Note bearing interest at 12% due April 2012	-	300,000
Convertible Note bearing interest at 10% due April 2012	-	300,000
Other loans	118,000	240,370
	$2,858,000	$2,790,370
Long-term
Promissory Note bearing interest at 8% due March 9, 2014	$67,700
Total debt	$2,925,700

At December 31, 2012 the Company was in default on $675,000 of convertible notes payable and is accruing interest at the default rate of 12%. The convertible notes of $1,890,000 have agreed to extend their notes to April 1, 2013 in return for receiving 2,143,425 additional five year warrants with an exercise price of $0.10 per share. The Company has determined using the Black-Scholes method the value of these warrants to be $32,442, which will be amortized over the extension period. The Company has also issued a convertible note for $200,000 due April 1, 2013 with a conversion feature that allowed the note holder to convert the note and the interest at $.03 per share. This note does not have any warrants and the conversion feature was issued at market price resulting in no beneficial conversion feature. The Company also issued a promissory note to an individual for $67,700 at 8% and maturity March 9, 2014. There are no conversion rights or warrants associated with this debt.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain outstanding notes related to the Stanza purchase have been sold to Southridge Partners II L.P. As of April 2, 2013 Southridge Partners II L.P has converted all notes and accrued interest of $156,505 into 34,089,752 shares of common stock.

During the year ended December 31, 2011, the Company issued $430,000 of debt. The Convertible Notes were due April 2012 have a conversion feature that allows the Noteholder to convert its principal and unpaid interest at the lesser of $0.25 cents per share or a “Qualified Offering Price” defined as a transaction with gross proceeds of $2,000,000. On December 9, 2011 the company issued an 11% Convertible Note for $30,000. The Company has agreed with this Noteholder to pay $3,000 a month beginning September 1, 2012. The outstanding balance of this note at December 31, 2012 is $18,000.

NOTE 4- FACTORING AGREEMENT

On June 15, 2011, the Company replaced its bank line of credit with a Factoring and Security Agreement (“Agreement”) with Harborcove Fund I, LP. (“Harborcove”). There are two agreements that provide financing separately to TES and GPI with identical terms. This agreement was extended and amended on December 10, 2012 for twelve months with cancellation after 60 days’ notice and a right of first refusal to match the term of a competing offer.

The amended Agreement allows the Company to sell, transfer and assign its receivables to Harborcove. In return Harborcove will loan the Company 90% of the face value of the receivable. The balance, less factoring fees and interest, are paid to the Company once the final payment is received. Harborcove has the right to reject any receivables that do not meet their credit requirement approvals. The Company pays a fee on each invoice purchased by Harborcove equal to 1.00% (as amended) of the face value of the invoice, with a minimum fee of $5.00. The Company also pays interest on the amount advanced at prime plus 4.5%. If the receivable is not paid within 90 days of the invoice date or 45 days from due date, Harborcove can chargeback the receivable to the Company, unless the debtor was credit approved and the sole reason for not paying is financial difficulty.

The security for this amended Agreement includes all the assets of the Company including the assets of TEWI, Stanza and SSI.

The amounts outstanding at December 31, 2012 and December 31, 2011 were $934,930 and $959,868, respectively. The factoring fees for the years ended December 31, 2012 and 2011 were $326,203 and $119,083 respectively. The interest expenses on this amended Agreement for the years ended December 31, 2012 and 2011were $102,630 and $34,915 respectively. The factoring fees have been reclassified as additional interest expense.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2012 and 2011:

	2012	2011
Accrued Compensation	$604,785	$533,717
Accrued Interest	732,291	439,383
Embedded conversion feature at fair value	2,942	648
Common stock warrants, at fair value	763	12,651
Purchase obligation on stock option, at fair value	250,000	250,000
Stanza payroll taxes including interest and penalties	278,137	304,773
Accrued costs on completed jobs	232,695	154,585
Accrued sales tax	246,355	95,288
Accrued other	4,685	16,377
	$2,352,653	$1,807,422

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6 - INCOME TAXES
The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2012	2011
Income taxes at the statutory rate	$(486,526)	$(1,167,903)
Valuation Allowance	465,382	1,124,115
Permanent differences and other	21,144	43,788
Total income tax	$-	$-

The following presents the components of the Company total income tax provision:

	2012	2011
Current expense	$-	$-
Deferred benefit	(465,382)	(1,124,115)
Change in valuation	465,368	1,124,115
Total	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effect of primary temporary differences giving rise to the Company deferred tax assets and liabilities for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets
Amortization	$7,531	$8,250
Non qualify stock option expense	75,007	93,470
Operating losses carry forward	6,481,977	5,548,085
Deferred Tax Liabilities
Fair value income	(29,388)	(203,015)
Depreciation	(20,828)	(18,984)
Net deferred assets	6,514,299	5,427,806
Valuation Allowance	(6,514,299)	(5,427,806)
Total net deferred tax asset liability	$-	$-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized taxable income since its inception.
At December 31, 2012, the Company had consolidated federal net operating losses of $19,064,639. The expiration date of these net operating losses are as follows:

2019	$104,604
2020	654,454
2021	1,700,703
2022	72,209
2023	451,382
2024	262,795
2025	385,410
2026	911,684
2027	2,540,363
2028	1,543,573
2029	2,807,561
2030	2,795,006
2031	2,088,153
2032	2,746,742

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RETIREMENT PLAN

All eligible employees are covered under the Company 401(k) pension and profit sharing plan. The Company did not make any contribution to the plan for the years ended December 31, 2012 and 2011.

NOTE 8 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Each Unit was offered at $10,000. The holder of the Convertible Preferred Stock may convert, at any time and is required to convert their preferred stock 24 months after issuance, in whole or in part, into shares of Common Stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of Common Stock. Each Class a Warrant and Class B Warrant entitles the holder to purchase three thousand three hundred and thirty-three (3,333) shares of Common Stock with exercise prices of $1.20 and $1.40, respectively. All the warrants will expire by January 31, 2013.

In the year ended December 31, 2012, investors holding the Series D Preferred Stock elected to convert their holdings into Common Stock using the Volume Weighted Average Price “VWAP” formula as provided for in the offering documents. A total of 3 shares of Series D Preferred Stock elected to convert into common stock receiving an aggregate of 793,648 shares of common stock. The weighted average conversion price per share was $0.25. In addition, the Class A and Class B warrants were repriced based on conversion price times 120% and 140%, respectively.

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

During the year ended December 31, 2012, no treasury shares were converted into Common Stock.

NOTE 10 – STOCK OPTIONS

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012
Excepted volatility	96%
Vesting period	5
Expected term	7
Expected dividends	0%
Risk free rate	1%

A summary of activity for the years ended December 31, 2012 and 2011

			Weighted
		Weighted	Average
		Average	Remaining	Grant
		Exercise	Contractual	Date
	Shares	Price	Terms	Fair Value
Outstanding December 31, 2010	8,245,000	$0.31	9
Granted
Exercised	-
Forfeited	(510,000)	$0.33
Outstanding December 31, 2011	7,735,000	$0.31
Granted January 16.2012	4,025,000	$0.07	4.25	$127,111
Granted March 27 2012	500,000	$0.02	4.5	$11,405
Exercised
Forfeited	(2,030,000)	$0.26
Outstanding December 31, 2012	10,230,000	$0.23	3.5
Exercisable as of December 31, 2012	5,793,845	$0.27

As of December 31, 2012, the non-vested options total 4,435,155 shares. There is approximately $290,000 of unrecognized compensation and share based expense arrangements have been granted. These costs will be recognized over the weighted average period of 3 years. At December 31, 2011 the aggregate intrinsic value of the stock options not exercisable was $58,000.

NOTE 11- COMMON STOCK TRANSACTIONS

During the year ended December 31, 2012 the Company issued the following shares of common stock:

●	The company issued 793,648 shares of common stock for the conversion for the Series D Preferred Stock.

●	The company issued 100,000 shares to a consultant for services performed with a value of $2,500.

●
The company issued 33,881,203 shares of common stock for the conversion in accordance with Security Transfer Agreements in exchange for the retirement of $153,602 of convertible notes and accrued interest.

●	The company issued 303,797 shares for investor relations services value at $12,000.

●	The company issued 750,000 shares to the Company’s Advisory Board for services value at $30,000.

●	The company issued 3,500,000 shares to settle an accounts payable totaling $39,162.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2011, the Company issued 810,569 shares of common stock for the conversion of the Series D Preferred Stock. The Company also issued 239,956 shares for the conversion of Convertible Notes and accrued interest of $39,992.

NOTE 12- COMMON STOCK WARRANTS

There were 2,143,425 warrants issued for the extension of $1,890,000 of convertible notes during the year ended December 31, 2012. There were no warrants exercised during the year ended December 31, 2012. However 1,801.827 warrants have expired without being exercised during the year ended December 31, 2012. The following table shows the warrants outstanding at December 31, 2012:

Number of		Exercise	Expiration
Warrants	Purpose	Price range	Date
200,000	Acquisition of Grove Power, Inc.	$0.01	14-Jun
2,143,425	Extension of Convertible Notes	$0.10	17-Apr
7,851	Broker warrants on Debt Offerings	$0.10-$0.625	13-Jan
830,000	Convertible Debt Offering 2009/2010	$0.25	Dec-14 - Mar 15
1,650,000	Convertible Debt Offering 2010	$0.60	May - Nov -15
1,476,522	Converted Preferred D Class A	$0.03 -$0.89	13-Jan
1,476,522	Converted Preferred D Class B	$0.04-$0.63	13-Jan
1,136,559	Unconverted Preferred D Class A	$1.20	13-Jan
1,136,559	Unconverted Preferred D Class B	$1.40	13-Jan
777,135	Broker warrants on Preferred D	$1.25	13-Jan

NOTE 13 – OPERATING LEASES

The Company leases office space, vehicles, equipment and warehouses. Rent expense for the years ended December 31, 2012 and 2011 was $503,191 and $579,418. Future minimum rental payments required under the non-cancelable operating leases are as follows: 2013 - $408,292; 2014 - $161,537; 2015-$137,390; 2016 -$9,341.

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

1.
Common Stock Warrants – are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term. The following were the assumptions used to compute the fair value:

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2012	2011
Common stock price	$0.01	$0.03
Exercise price	$0.15	$0.15
Volatility	89.8%	82.7%
Interest rate	0.15%	0.12%
Remaining Terms	3 yrs	4 yrs

2.
Purchase obligation of a stock option – represents the value of the purchase obligation to buyback these options at any time during the next two years. The agreement is for 1,000,000 options with a guarantee buy back provision at $0.25, which is also the exercise price.

3.	Embedded beneficial conversion options was determined by using the Black –Scholes methods with the following input variables at December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Common stock price	$0.01	$0.03
Exercise price	$0.005	$0.12
Volatility	89.8%	82.7%
Interest rate	0.15%	0.05%
Remaining Terms	0.1yrs	0.3 yrs

The following table summarizes the financial instruments measured at fair value in the Unaudited Consolidated Balance Sheet as of December 31, 2012:

Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$ 763	$ 763
Purchase obligations for stock option			$ 250,000	$ 250,000
Embedded beneficial conversion options			$ 2,942	$ 2,942
Total			$ 253,705	$ 253,705

The following table summarizes the financial instruments measured at fair value in the Unaudited Consolidated Balance Sheet as of December 31, 2011:

Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$ 12,651	$ 12,651
Purchase obligations for stock option			$ 250,000	$ 250,000
Embedded beneficial conversion options			$ 648	$ 648
Total			$ 263,299	$ 263,299

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Level 3
Liabilities
Balance at December 31, 2011	$263,299
Embedded Conversion Option	76,841
Change in fair value common warrants stock recorded in other expense	(11,988)
Change in fair value of embedded conversion option	(74,447)
Balance at December 31, 2012	$253,705

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

Summarized financial information concerning our reportable segments is shown in the following table. Unallocated costs amounts include corporate overhead, research and development. Other expense which, for purposes of evaluating the operations of our segments, is not allocated to our segment activities. Total asset amounts exclude intercompany receivable balances eliminated in consolidation.  The Unallocated costs assets include cash and goodwill. Customer list and other intangible are allocated to their segments.

For the Year Ended December 31. 2012
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$11,598,000	$7,553,874		$19,151,874
Cost of Sales	9,781,864	4,138,707		13,920,571
Gross profit	1,816,136	3,415,167		5,231,303

Operating Expenses:
Selling and service expenses	1,324,631	1,715,184		3,039,815
General and administrative expenses	655,550	922,120		1,577,670
Depreciation & Amortization	97,339	251,815	3,245	352,399
Research and Development	-	-	8,669	8,669
Corporate overhead	-	-	517,905	517,905
Gain or loss on sale of fixed assets	1,609	(60)	907	2,456
Operating Expense	2,077,520	2,889,059	530,726	5,498,914
Operating Income (Loss)	$(261,384)	$526,108	$(530,726)	$(267,611)

Total assets	$1,979,657	$2,680,370	$1,672,091	$6,332,118

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$9,056,035	$5,009,945		$14,065,980
Cost of Sales	7,586,719	2,502,192		10,088,911
Gross profit	1,469,316	2,507,753		3,977,069

Operating Expenses:
Selling and service expenses	1,261,244	1,305,829		2,567,073
General and administrative expenses	573,203	1,095,645		1,668,848
Depreciation & Amortization	103,660	244,754	3,819	352,233
Research and Development	-	-	194,239	194,239
Corporate overhead	-	-	1,276,056	1,276,056
Gain or loss on sale of fixed assets		2,468	1,345	3,813
Operating Expense	1,938,107	2,648,696	1,475,459	6,062,262
Operating Income (Loss)	$(468,791)	$(140,943)	$(1,475,459)	$(2,085,193)

Total assets	$2,227,485	$1,890,085	$1,498,613	$5,616,183

NOTE 16 SUBSEQUENT EVENTS – COMMON STOCK ISSUED AND STOCK WARRANTS

On January 31, 2013 a total of 6,011,148 stock warrants expired without being exercised. These warrants were granted as part of the Company Preferred D offering in 2007-2008.  In March 2013, the Company issued 500,000 shares of common stock for services performed. The value of this stock payment was $8,000. The Company has performed a review of events subsequent to the balance sheet date and, except for the matters described above in this note, no other matters require disclosure.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012 have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO criteria. Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

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

(c) Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Age	Position	Position Held Since
Jeffrey W. Flannery	56	Chairman, Chief Executive Officer. Chief Operating Officer and Director	Chairman – 2005; CEO 2005-2007, 2009

James J. Fahrner	61	Chief Financial Officer and Director	2007

A description of our directors’ business experience during the past five years is set forth below.

Jeffrey Flannery, Chairman, CEO and Director, Titan Energy Worldwide, Inc. Mr. Flannery has been the Company’s Chairman since December 15, 2005 and the Company’s Chief Executive Officer since July 2009, when he was appointed to replace John Michael Tastad.  Mr. Flannery previously had served as the Company’s CEO from December 2005 until October 2007.  Mr. Flannery also has served as the Company’s Chief Financial Officer from December 2005 until May 2007. In September 2011, Mr. Flannery assumed the duties of the Chief Operating Officer upon the departure of Mr. Black. From 1994 to 2004, Mr. Flannery was the founder and Chief Executive Officer of Enhanced Information Systems, Inc., an online home health care provider for the pharmacy industry, Vice President of Development for IUSA, an information technology company, and Vice President of Corporate Communications for Center For Special Immunology, a public company dedicated to medical treatments for immune disorders. As President of FLC Partners, Inc., an advisory company, Mr. Flannery has provided financial consulting and business development services for many public and private companies. Mr. Flannery received his B.A. in Philosophy from the University of California, Los Angeles. The Board believes that Mr. Flannery has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience with several companies that were in the public markets as a start-up venture, his having provided leadership and strategic direction to the Company as its founder.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are not aware of any person who during the year ended December 31, 2012, was a director, officer, or beneficial owner of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 6321 Bury Drive, Suite 8, Eden Prairie, MN 55346 telephone number (952) 960-2371.

Nominating, Audit or Compensation committees

The Company does not have Nominating, Audit or Compensation committees.

ITEM 11.  Executive Compensation

Compensation of Executive Officers

The following table sets forth, for the fiscal years ended December 31, 2012 and 2011, all compensation paid by the Company, including salary, bonuses and certain other compensation, if any, to its Chief Executive Officer,  and  are and its Chief Financial Officers the three most highly compensated employees. The CEO and CFO listed in the table below are sometimes referred to as the “named executive officers” in this Form 10-K.

Summary Compensation Table for 2012 and 2011(6)

						Non-
						Equity	All
				Stock	Option	Incentive Plan	Other
		Salary	Bonus	Awards	Award	Compensation	Compensation	Total
	Year	($)	($)	($) (7)	($)	($)	($)	($)
Jeffrey W. Flannery (1)	2012	130,000	0	0	0	0	10,152	140,152
Chairman, and	2011	124,615	0	0	0	0	13,500	138,115
Chief Executive Officer

James Fahrner(2)	2012	104,896	0	0	12,632	0	0	117,528
Chief Financial Officer	2011	117,478	0	0	0	0	0	117,478

George Wren (3)	2012	110,354	0	0	10,527	0	1,296	122,177
Chief Technology Officer and Vice President of Strategy	2011	87,614	0	0	0	0	864	88.478

Clifford Macaylo (4)	2012	123,682	9	0	10,527	0	33,150	167,359
President Northeast Operation	2011	111,930	9,000	0	0	0	49,828	170,758

Thomas Vagts(5)	2012	119,769	0	0	10,527	0	8,032	138,328
President Minnesota Operation	2011	111,231	0	0	0	0	7,391	118,632

1)   Mr. Flannery became a full-time employee on January 11, 2011.   The amount under All Other Compensation for 2011 is a car allowance.  Mr. Flannery pay was adjusted effective April 1, 2011 to $130,000 salary and a $9,000 car allowance as part of the Company cost cutting activities. In June 2012, the company provided Mr. Flannery a lease vehicle instead of a car allowance.

2)   Mr. Fahrner became a full time employee on October 1, 2010.   Mr. Fahrner pay was adjusted effective April1, 2011 to $120,000 as part of the company cost cutting activities. Mr. Fahrner is working part-time in 2012.  Mr. Fahrner was granted 300,000 stock options with an exercise price of $.07. These options expire on January 16, 2022. The amount under option award is the fair value at date of grant using the Black-Scholes formula.

(3)   Mr. Wren was appointed as Chief Technology Officer and Vice president of Strategy on October 20, 2010 as part of the acquisition of Stanza Systems, Inc. This position is not an executive officer, but is the title for Stanza. Mr. Wren has an employment contract that set his salary at $150,000 for two months to be increased to $180,000 for 2011. Mr. Wren was granted 250.000 stock options with an exercise price of $.07.  This option expires on January 16, 2022.  The amount under option award is the fair value at date grant using the Black-Scholes formula.  Mr. Wren was not paid his full salary in 2012 and 2011. The Company has accrued salary at December 31, 2012 of $56.100 based on his adjusted effective April 1, 2011 pay level of $130,000 per year. Mr. Wren other compensation is the value of life insurance in excess of $50,000 of coverage.

(4) Mr. Macaylo was appointed the President of   Northeast Operations of TESI on December 19; 2009.The employment agreement set his salary at $120,000 per year. He was entitled to a $100,000 bonus on the first anniversary. The Company has paid the amount under the bonus column and has accrued the remaining amount. He receives $700 a month car allowance and $2,250 month payment for office space that he owns. These amounts are shown under other compensation.  Macaylo pay was adjusted effective April 1, 2011 to $108,000 as part of the Company cost cutting activities. Mr. Macaylo was granted 250,000 stock options with an exercise price of $.07.  This option expires on January 16, 2022.  The amount under option award is the fair value at date grant using the Black-Scholes formula.

(5) Mr. Vagts was appointed President of Titan Energy Systems, Inc the Minnesota Operations on January 11, 2012. Prior to this appointment, Mr. Vagts was Vice President of Business Development with a salary of $120,000. In January 2010, Mr. Vagts sold his energy consulting company to the Company for an option of 200,000 shares of the Company’s common stock with an exercise price of $.50 and 3 year vesting period. In addition, this agreement allows Mr. Vagts to have a profit sharing plan related to this company. Mr. Vagts profit sharing amounts are shown under other compensation. Mr. Vagts pay was adjusted effective April 1, 2011 to 108,000 as part of the Company cost cutting activities.  Mr. Vagts salary was increased to $120,000 effective January 13, 2012. Mr. Vagts was granted 250,000 stock options with an exercise price of $.07.  This option expires on January 16, 2022.  The amount under option award is the fair value at date grant using the Black-Scholes formula.

(6) The column for “Change in Pension Value and Nonqualified Deferred Compensation Earning” has not been included as the Company has no plans of this nature

(7) The amount under stock option award is determined based on date of grant and we use the Black-Scholes method to compute the value. These amounts are charged to expense over the vesting period.

Outstanding Equity Awards as of December 31, 2012 (1)

					Market value
	Number of			Number of	of shares
	Securities	Option		Shares	that
	Underlying	Exercise	Option	that	have not
	Unexercised	Price	Expiration	have not	Vested
	optional	($)	Date	Vested	($)
Jeffrey W. Flannery (2)
Chairman, and	500,000	$0.25	11/23/2014	0	0
Chief Executive Officer

James Fahrner(2)	500,000	$0.25	11/23/2014	0	0
Chief Financial Officer	300,000	$0.07	01/16/2022	300,000	$3,000

George Wren (3)	1,000,000	$0.60		500,000	$5,000
Chief Technology Officer and Vice President of Strategy	250,000	$0.07	01/16/2022	250,000	$2,500

Clifford Macaylo(4)	1,000,000	$0.25	12/14/2014	0	0
President of Northeast Operations	250,000	$0.07	01/16/2022	250,000	$2,500

Thomas Vagts (5)
President of Minnesota Operations	200,000	$0.50	11/09/2017	66,667	$667
	250,000	$0.25	12/12/2019	125,000	$1,250
	25,000	$0.10	04/30/2016
	250,000	$0.07	01/16/2022	250,000	$2,500

(1)	The Company does not have any Equity Incentive Plan or Awards, therefore columns related to this plan have not been shown in the table.
(2)
The Company’s stock options for the named executives are based on two year vesting schedule and are exercisable any time during the five year term. These shares can be exercised on a cashless basis. Mr. Fahrner options granted in 2012 have a four year vesting period beginning with January 16, 2013. Mr. Flannery was not granted any options in 2012.

(3)	Mr. Wren’s stock option vesting is 25 % per year; the first vesting period will be January 1, 2011. The options granted in 2012 have a four year vesting period beginning with January 16, 2013
(4)
Mr. Macaylo’ stock options vest on December 31, 2011. Mr. Macaylo has a put on the options which would require the Company to pay him $250,000. The options granted in 2012 have a four year vesting period beginning with January 16, 2013.

(5)
Mr. Vagts was granted options for selling his energy consulting business on January 1, 2010, this grant vest over three years. Mr. Vagts also received grants in April and November 2009. The vesting period for the April grant is  four years and the November  grant had  a one year delay before vesting commence and then equally over four years. The options granted in 2012 have a four year vesting period beginning with January 16, 2013

Compensation of Directors

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

George Wren. Mr. Wren signed an employment agreement with the Company effective October 20, 2010 to serve as the Company’s Chief Technology Officer and Vice President of Strategy.  The employment agreement has a term of three year period ending October 31, 2013.  The base salary is $150,000 and could increase to $180,000 if certain performance goals are met.  Mr. Wren received a $10,000 dollar signing bonus and one million stock options at an exercise price of 60 cents per share.  Mr. Wren is entitled to payments in the event of a change of control of the Company.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 25, 2013, information concerning ownership of our securities by

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Number		Percent (2)
Jeffrey W. Flannery, Chairman	2,375,650	(3)	3.4%
James A. Fahrner, Chief Financial Officer	735.735	(4)	1.0. %
Total directors and executive officers as a group (two persons)	3,111,385		4.4%

1)
Unless otherwise indicated, the address for each of these stockholders is c/o Titan Energy Worldwide, Inc., 6321 Bury Drive Suite 8, and Eden Prairie, MN 55346. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.

2) 3)	Based on 71,200,092 shares of common stock outstanding as of March 26, 2012. Mr. Flannery ownership includes 500,000 vested options at an exercise price of $0.25.

4)	Mr. Fahrner ownership includes 500,000 vested options at an exercise price of $0.25.

Change in Control Arrangements

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  Certain Relationships and Related Transactions.

Promoters and Control Persons

Not applicable.

Parents

None.

ITEM 14.  Principal Accounting Fees and Services

These statements are unaudited and as such this is not applicable.

Audit Fees

We incurred no audit fees in 2012

Audit-Related Fees

None

Tax Fees

None.

Other Fees

None.

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

TITAN ENERGY WORLDWIDE, INC.

Dated: April 3, 2013	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Fahrner	Chief Financial Officer (Principal Financial Officer) and Director	April 3, 2013
James J. Fahrner

/s/ Jeffrey W. Flannery	Chief Executive Officer (Principal Executive Officer), Chairman and Director	April 3, 2013
Jeffrey W. Flannery

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

3.1*	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on December 26, 2006.

3.2*	Bylaws

4.1*	Certificate of Designation establishing our Series D Preferred Stock filed February 26, 2008

10.1*	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006

10.2*	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006

14*	Code of Ethics

21**	Subsidiaries

31.1**	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.