Form 10-Q
period 2013-03-31
Titan Energy Worldwide, Inc.
filed 2013-05-21
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013 the issuer had 71,309,324 shares of its common stock issued and outstanding.

ITEM 1.  Financial Statements

Not conforming to the Regulation S-X Rule 8-03 the Company’s Interim Financial Statements for the period ended March 31, 2013  (the “Financial Statements”) included in this Quarterly Report on the form of 10-Q (the “Form 10-Q”) have not been reviewed by an independent public accountant with professional standards for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission ( the “Commission”).The review was not completed due to the cost and availability of cash required to pay past due fees owed to our independent accountant. The Company believes this is a temporary situation and will request the independent public accountants to complete the review when our liquidity position improves and we have completed a payment arrangement. Upon the completion of the review of the Company's Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2013 by our independent public accountants we will amend Form 10-Q, the Financial Statements have been prepared in accordance with generally accepted accounting principles and applicable rules and regulation. In the opinion of Management, the information contained herein is accurate.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$215,579	$304,374
Accounts receivable less allowance for doubtful accounts	2,983,435	2,196,907
Inventory, net	1,147,660	1,056,099
Other current assets	78,008	99,709
Total current assets	4,424,682	3,879,249
Property and equipment, net	561,516	592,995
Customer and distribution lists, net	436,766	470,985
Goodwill	1,351,695	1,351,695
Other assets	35,071	37,194
Total assets	$6,809,730	$6,332,118
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$2,831,263	$2,637,951
Accrued liabilities	2,450,251	2,352,653
Customer deposits and deferred revenue	904,013	774,518
Factoring obligation	1,442,786	934,930
Notes payable - current portion	112,000	118,000
Current portion of convertible debt, net of discount	2,740,000	2,740,000
Total current liabilities	10,480.313	9,558,052
Notes payable, less current portion	67,700	67,700
Other long term liabilities	302,227	302,227
Total long –term liabilities	369,927	369,927
Total liabilities	10,850,240	9,927,979
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $.0001 par value, issued and outstanding 341 and 344, shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 71,100,775 and 70,800,775 shares, respectively	7,110	7,080
Treasury stock, at cost, held 1,550,000 and 1,550,000 shares, respectively	(775,000)	(775,000)
Additional paid-in capital	32,024,793	31,967,753
Accumulated deficit	(35,297,414)	(35,017,855)
Total stockholders’ equity (deficit)	(4,040,510)	(3,595,861)
Total liabilities and stockholders’ equity (deficit)	$6,809,730	$6,332,118

See accompanying notes to unaudited condensed consolidated financial statements

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012

	2013	2012
Sales of equipment	$2,811,296	$2,129,237
Sales of service and parts	1,842,786	1,140,449
Net sales	4,654,082	3,269,686

Material cost and labor for equipment	2,321,403	1,816,461
Material cost and labor for service and parts	996,551	524,521
Total cost of sales	3,317,954	2,340,982
Gross profit	1,336,128	928,704
Operating expenses:
Selling and service expenses	719,138	644,548
General and administrative expenses	479,850	377,120
Research and development	6,651	-
Corporate overhead	109,536	157,857
Depreciation and amortization	82,282	89,436
Loss on sale of fixed assets	-	4,784
Total operating expenses	1,397,457	1,273,745
Operating Loss	(61,329)	(345,041)
Other Expenses
Interest expense, net	174,017	194,831
Amortization of debt discount and financing costs	8,106	52,060
Present value of lease obligation	-	24,426
Change in fair value of embedded conversion feature	11,129	(7,732)
Change in fair value of warrants	24,978	7,559
Total Other Expense, net	218,230	271,144
Net loss	$(279,559)	$(616,185)
Weighted average number of shares outstanding	70,853,522	32,897,871
Basic and diluted (loss) per common share	$-	$(0.02)

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012

Operating activities:	2013	2012
Net loss	$(279,559)	$(616,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	41,252	61,469
Depreciation and amortization	82,282	89,436
Amortization of debt discount and financing costs	8,106	82,184
Stock issued for services	9,000	14,500
Change in fair value of lease obligation	-	24,426
Change in fair value of warrants	24,978	(7,732)
Change in fair value of embedded conversion	11,129	7,559
Loss on sales of fixed assets	-	4,784
Changes in operating assets and liabilities:
Accounts receivables	(815,688)	35,843
Inventory	(91,561)	(299,383)
Other assets	15,718	(11,456)
Accounts payable	193,313	(107,051)
Accrued liabilities and customer deposits	227,524	341,969
Net cash used in operating activities	(572,507)	(379,637)
Investing activities:
Purchase of fixed assets	(18,084)	(7,815)
Proceeds from sales of fixed assets	-	35,000
Net cash (used) provided in investing activities	(18,084)	27,185
Financing activities:
Proceeds provided by Convertible Debt	-	200,000
Net borrowings from Factoring Obligation	507,856	201,281
Proceed of promissory note	-	67,700
Payment of notes payable	(6,000)	(110,370)
Cost associated with stock issuances	(60)
Net cash (used) provided by financing activities	501,796	358,611
Increase (decrease) in cash and cash equivalents	(88,795)	735,580
Cash and cash equivalents, beginning of year	304,374	139,432
Cash and cash equivalents, end of period	$215,579	$875,012

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the “Company”) was incorporated on December 28, 2006 in the state of Nevada. The Company’s stock is traded on the OTC s under the symbol “TEWI”.

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

At March 31, 2013 and December 31, 2012, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

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

Basis of Presentation

The accompanying Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered for fair presentation have been included. These Financial Statements should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes for the year ended December 31, 2012 on Form 10-K filed with SEC on April 4, 2013.

Going Concern

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss for the three months ended March 31, 2013 of $297.559. At March 31, 2012, the Company had an accumulated deficit of $35,297,414. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

●
Management has entered into an agreement with Forefront Capital to raise up to $5 million on a best efforts basis.  While there is no guarantee that these efforts will result in any new capital for the Company, these potential funds would have a significant impact on the Company’s ability to restructure its debt and improve its cash flow.

●
The Company has achieved a lower cost in Corporate Overhead by reducing the number of executives and limiting legal and travel expense. Corporate Overhead has declined by $48,251 compared to first quarter of 2012.

●
Management will continue to take steps to expand and increase its service sales and work order flow.  Service sales account for the highest margins of any business segment and the quickest turnaround in terms of customer payments.

●
Management will seek to either restructure or replace its existing factoring agreement with either an asset based or bank line of credit before the end of the year 2013.  Management believes the company is eligible for a lower cost lending facility and that this could save the Company up to $300,000 a year in interest and fees.

●	Management will consider stock payments to reduce cash liabilities.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three months ended March 31, 2013 and 2012, the Company has entered into several non-cash transactions in order to provide financing for the Company and to conserve cash. The table below shows the transactions that occurred during the past two years.
	2013	2012
Common stock issued for conversion of Series D Preferred Stock	$-	$10,000
Common stock issued for debt conversions	$-	$49,750
Stock and stock options issued for services	$8,000	$14,500

Interest paid for the three months ended March 31, 2013 and March 31, 2012 were $24,296 and $19,812, respectively. The factoring fees paid for the three months ended March 31, 2013 and 2012 were $54,157 and $60,797, respectively.

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

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

The Company has examined the qualitative factors related the goodwill recorded as on our books. These factors includes the improving operations in each business unit, the improving economic business climate and the interest in the energy related investors, Therefore, we have not performed a detail evaluation of goodwill last year

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of March 31, 2013 and December 31, 2012 there were no amounts that had been accrued in respect to uncertain tax positions.None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2009 and later remain subject to examination by the IRS and respective states.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of March 31, 2013 and 2013, the Company had potentially dilutive shares of 286,107,251 and 102,177,410 related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive.

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

There were no new accounting policies issued in the first quarter that are applicable to Titan Energy Worldwide and Consolidated Subsidiaries.

Other Accounting Standards Updates not effective until after March 31, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	March 31,	December 31,
	2013	2012
Parts	$561,442	$543,551
Work in process	654,471	577,297
Finished Goods	81,747	85,251
Obsolescence Reserve	(150,000)	(150,000)
Total	$1,147,660	$1,056,099

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following at March 31, 2013 and December 31, 2012:

	March 31	December 31
Short -Term Debt	2013	2012
Convertible Notes bearing interest at 12% due on demand	$650,000	$650,000
Convertible Note bearing interest at 12% due April 2013	1,890,000	1,890,000
Convertible Note bearing interest at 8% due April 2013	200,000	200,000
Other loans	112,000	118,000
	$2,852,000	2,858,000
Long-term
Promissory Note bearing interest at 8% due March 9, 2014	$67,700	$67,700

At March 31, 2013 the Company was in default on $650,000 of convertible notes payable. These notes are accruing interest at the default rate of 12%. The convertible notes of $1,890,000 have agreed to extend their notes to April 1, 2013 in return for receiving 2,143,425 additional five-year warrants with an exercise price of $0.10 per share. The Company has determined using the Black-Scholes method that the value of these warrants is $32,442, which will be amortized over the extension period.  These notes were in default on April 1, 2013. The Company has also issued a convertible note for $200,000 due April 1, 2013 with a conversion feature that allowed the note holder to convert the note and the interest at $.03 per share. This note does not have any warrants and the conversion feature was issued at market price resulting in no beneficial conversion feature. This note is also in default at April 1, 2013.The Company has made payments of $6,000 on other individual note during the quarter ending March 31, 2013. Management is currently in discussions with note holders about extending or restructuring their notes.

Certain outstanding notes related to the Stanza purchase have been sold to Southridge Partners II L.P. As of April 2, 2013 Southridge Partners II L.P has converted all notes and accrued interest of $156,505 into 34,089,752 shares of common stock.

 Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4- FACTORING AGREEMENT

On June 15, 2011, the Company replaced its bank line of credit with a Factoring and Security Agreement (“Agreement”) with Harborcove Fund I, LP. (“Harborcove”). There are two agreements that provide financing separately to TES and GPI with identical terms. This agreement was extended and amended on December 10, 2012 for twelve months with cancellation after 60 days’ notice and a right of first refusal to match the term of a competing offer. The separate agreement with GPI was not extended.

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

The amounts outstanding at March 31, 2013 and December 31, 2012 were $1,442,736 and $934,930, respectively. The factoring fees for the three months ended March 31, 2013 and 2012 were $54,157 and $60,797 respectively. The interest expenses on this amended Agreement for the three months ended March 31, 2013 and 2012 were $24,296 and $14,925 respectively. The factoring fees have been reclassified as additional interest expense.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
	2013	2012
Accrued Compensation	$550,667	$604,785
Accrued Interest	818,971	732,291
Embedded conversion feature at fair value	14,072	2,942
Common stock warrants, at fair value	25,741	763
Purchase obligation on stock option, at fair value	250,000	250,000
Stanza payroll taxes including interest and penalties	268,924	278,137
Accrued costs on completed jobs	274,474	232,695
Accrued sales tax	229,312	246,355
Accrued other	18,090	4,685
	$2,450,271	$2,352,653

The amount listed as purchase obligation on stock option is a stock option that permits the holder to demand payment in lieu of exercising the option. The Company has payment plans to paid past due sales taxes with various state agencies.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the three months ended March 31:

	2013	2012
Income taxes at the statutory rate	$(89,085)	$(209,503)
Valuation Allowance	79,277	196,364
Permanent differences and other	9,808	13,139
Total income taxes	$-	$-

The following presents the components of the Company’s total income tax provision:
	2013	2012
Current expense	$-	$-
Deferred benefit	79,277	196,364
Change in valuation	(79,277)	(196,364)
Total	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of primary temporary differences giving rise to deferred tax assets and liabilities for the three months ended March 31 are as follows:

	2013	2012
Deferred tax assets
Amortization	$6,844	$1,839
Non qualified stock option expense	13,687	20,900
Embedded conversion option	3,784	2,570
Warrants fair value income	8,493
Operating losses carry forward	6,481,977	6,228,085
Deferred Tax Liabilities
Embedded conversion option
Warrants fair value income		(2,629)
Depreciation	(3,400)	(6,800)
Net deferred assets	6,511,385	6,243,965
Valuation Allowance	(6,511,385)	(6,243,965)
Total net deferred tax asset liability	$-	$-

 The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized any taxable income since its inception.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

At March 31, 2013 the Company had consolidated federal net operating losses of $19,064,742. The expiration date of these net operating losses are as follows:

2019	$104,604
2020	654,454
2021	1,700,703
2022	72,209
2023	451,382
2024	262,795
2025	385,410
2026	911,684
2027	2,540,363
2028	1,543,573
2029	2,807,561
2030	2,795,006
2031	2,088,153
2032	2,746,742
19,064,639

NOTE 7 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock, one Class A Warrant and one Class B Warrant. Each Unit was offered at $10,000. The holder of the Convertible Preferred Stock may convert at any time and is required to convert their Preferred Stock 24 months after issuance, in whole or in part, into shares of the Company Common Stock. Assuming an initial conversion price of $1.00, each share of Preferred Stock is convertible into 10,000 shares of the Company Common Stock. The Class A Warrant and Class B Warrant expired on January 31, 2013 and none were exercised. For the three months ended March 31, 2013, no shares were converted

In an Event of Liquidation (as defined below) of the Company, holders of any then-unconverted shares of Preferred Stock will be entitled to immediately receive accelerated redemption rights in the form of a Liquidation Preference Amount. The Liquidation Preference Amount shall be equal to 125% of the sum of: (i) the Stated Value ($10,000) of any then-unconverted shares of Preferred Stock and (ii) any accrued and unpaid dividends thereon. An “Event of Liquidation” shall mean any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which shall include, for the purposes hereof, sale by the Company of either (x) substantially all of its assets or (y) that portion of its assets which comprises its core business technology, products or services.

NOTE 8 – TREASURY SHARES

On June 30, 2009, the Company offered to the common shareholders that were converted in the Series D Convertible Preferred stock offering the opportunity to exchange the Company Common Stock received into units of Series D Preferred Stock. A total of 2,740,000 shares of the Company Common Stock were repurchased for 137 Units of Series D Preferred Stock and 456,621 of detachable Class A Warrants and 456,621 of detachable Class B Warrants. These warrants have expired. During the three months ended March 31, 2012, no treasury shares were converted into Common Stock.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – STOCK OPTIONS

The Company did not issue any stock options in the three months ended March 31, 2013.The Company issued January 16, 2012. These options were not issued under any plan that required stockholder approval. The Company believes that such stock options align the interest of its employees with the shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company common stock at the date of grant. The options granted to employees have a term of 10 years with a vesting commencing on January 16, 2013 over the four year period.   The Company used the Black-Scholes method to evaluate the value of the options. The option granted on March 27, 2012 was to a member of our advisory board. The option is for 5 years and vesting immediately. We determined that the value of the option was $11,405 and will be charged to income over the one-year term to serve as an advisory board member. The expected volatility is computed based on a twelve month standard deviation of our month ended closing price. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at time of grant. Below are the parameters in determining the fair value of these options.

2012
Expected volatility	96%
Vesting period	5
Expected term	7
Expected dividends	0%
Risk free rate	1%

The following is a table shows a summary of activity for the three months ended March 31, 2013 and the year ended December 31, 2012:

Outstanding December 31, 2011	7,735,000	$0.31
Granted January 16, 2012	4,025,000	$0.07
Granted March 27, 2012	500,000	$0.02
Exercised
Forfeited	(2,305,000)	$0.26
Outstanding December 31, 2012	9,955,000	$0.31
Granted	-
Exercised	-
Forfeited	(110,000)	$0.15
Outstanding March 31, 2013	9,845,000	$0.23
Exercisable as of March 31, 2013	6,629,125	$0.23

As of March 31, 2013, the nonvested options totaled 3,215,875 shares. There is approximately $250,000 of unrecognized compensation and share-based expense arrangements that have been granted. These costs will be recognized over a weighted average period of 2.75 years. At March 31, 2013, the aggregate intrinsic value of exercisable stock options was $123,000.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2013 the Company issued the following shares of common stock f

●	The company issued 150,000 shares to a consultant for services performed with a value of $3,000.

●	The company issued 250,000 shares for an investor advisor for a value at $5,000.

During the year ended December 31, 2012 the Company issued the following shares of common stock:

●	The company issued 793,648 shares of common stock for the conversion for the Series D Preferred Stock.

●	The company issued 100,000 shares to a consultant for services performed with a value of $2,500.

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

NOTE 10 - COMMON STOCK WARRANTS

There were no warrants issued during the three months ended March 31, 2013. There were no warrants exercised during the three months ended March 31, 2013, however 6,011,250 of warrants expired without being exercised. The following table shows the warrants outstanding at March 31, 2013:

Number of		Exercise	Expiration
Warrants	Purpose	Price range	Date
200,000	Acquisition of Grove Power, Inc.	$0.01	Jan-2014
2,143,425	Extension of Convertible Notes	$0.10	Apr-2017
830,000	Convertible Debt Offering 2009/2010	$0.25	Dec-2014 – Mar2015
1,650,000	Convertible Debt Offering 2010	$0.60	May 2015 - Nov -2015

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

1.
Common Stock Warrants are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term. The following were the assumptions used to compute the fair value:

	March 31,	December 31,
	2013	2012
Common stock price	$0.03	$0.01
Exercise price	$0.15	$0.15
Volatility	149.8%	89.8%
Interest rate	0.15%	0.15%
Remaining Terms	2.75 yrs	3 yrs

2.	Embedded beneficial conversion options was determined by using the Black –Scholes methods with the following input variables at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2013	2012
Common stock price	$0.03	$0.01
Conversion price	$0.015	$0.005
Terms in years	0.2	0.3
Volatility	149.80%	89.80%
Interest rate	0.15%	0.15%

3.
Purchase obligation of a stock option represents the value of the purchase obligation to buyback these options at any time during the next two years. The agreement is for 1,000,000 options with a guarantee buy back provision at $0.25, which is also the exercise price.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of March 31, 2013.

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$25,741	$25,741
Purchase obligations for stock option			$250,000	$250,000
Embedded beneficial conversion option			$14,072	$14,072
Total			$289,813	$289,813

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2012:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$763	$763
Purchase obligations for stock option			$250,000	$250,000
Embedded beneficial conversion option			$2,942	$2,942

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Level 3
Liabilities
Balance at December 31, 2012	$253,705
Change in fair value of embedded conversion	11,130
Change in fair value of stock options	24,978
Balance at March 31, 2013	$289,813

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

 Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months ended March 31, 2013
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$2,811,296	$1,842,786		$4,654,082
Cost of Sales	2,321,403	996,551		3,317,954
Gross profit	489,893	846,235		1,336.128

Operating Expenses:
Selling and service expenses	232,539	486,589		719.138
General and administrative expenses	146.088	333,702		479,850
Depreciation & Amortization	28,045	53,822	415	82,282
Research and development			6,651	6,651
Corporate overhead	-	-	109.536	109,536
Loss (Gain) on sale of fixed assets	-	-	-	-
Operating Expense	406,672	879,113	116,602	1,397,457

Operating Income (Loss)	$83,221	$(32,878)	$(116,602)	$(61,329)

Total assets	$2,567,829	$2,672,398	$1,569,503	$6,809,730

For the Three Months Ended March 31, 2012
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$2,129,237	$1,140,449		$3,269,686
Cost of Sales	1,816,461	524,521		2,340,982
Gross profit	312,776	615,928		928,704

Operating Expenses:
Selling and service expenses	329,109	315,439		644,548
General and administrative expenses	204,844	233,073		437,917
Depreciation & Amortization	27,846	60,850	740	89,436
Corporate overhead	-	-	157,857	157,857
Loss (Gain) on sale of fixed assets	3,828	-	956	4,784
Operating Expense	565,627	609,362	159,553	1,334,542

Operating Income (Loss)	$(252,851)	$6,566	$(159,553)	$(405,838)

Total assets	$2,275,118	$1,999,024	$1,535,535	$5,809,677

NOTE 13– SUBSEQUENT EVENT

On April 2, 2013, Southridge Partners converted the balance of accrued interest of $2,903 that was outstanding into 208,549 the Company’s common stock. The Company has performed a review of events subsequent to the balance sheet date and, except for the matters described above in this note, no other matters require disclosure.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

 Sales

Sales for the three months ended March 31, 2013 were $4,654,982 compared to $3,269,686 for the three months ended March 31, 2012. The following table summarizes our sale by their segments:

	Power	Energy
	Distribution	Services
2013	$2,811,296	$1,842,786
2012	2,129,237	1,140,449
Increase	$682,059	$702,337
Percent Increase	32%	62%

The higher sales in Power Distribution were attributable to increased New York sales  by 85% compared to sales in 2012.  In addition, the increased sales in the Midwest were 40% over 2012.  The company made the decision to close the Power Distribution of our Florida office effective August 1, 2012 as it was not profitable. The sales for the Florida office in first quarter of 2012 were $226,203 which negatively impacts the percentage of growth.

The increased sales in the Energy Services segment are attributable to the improvements in our national accounts program. Sales to national accounts for the three months ended March 31, 2013 totaled $625,000 compared to $161,600 in the three months ended March 31, 2012. Our traditional service programs, UPS and part sales were increased approximately 24% over the three months ended March 31, 2012.

Cost of Sales

Cost of sales was $3,317,954 for the three months ended March 31, 2013 compared to $2,340,982 for the three months ended March 31, 2012.

	Power	Energy
	Distribution	Services
2013	$2,321,403	$996,551
2012	$1,816,461	$524,521
Increase	$504,942	472,030
Percent of Sales
2013	83%	54%
2012	85%	46%

The increase in cost of sales in the Power Distribution and the Energy Services segments is attributable to higher sales volume. The percentage of cost to sales being lower than 2012 resulted  in higher margin for our Power Distribution segment. This improvement is due to the higher margin achieved in the New York market. . The Midwest region percentage of sales has historically been in the range of 82 to 86 percent of sales. The higher percent cost of sales in the Energy Services segment is attributable to the increased sales to national accounts, which have lower margins than our traditional service business. For the three months ended March 31, 2013, sales to national accounts represented 34% of our total Energy Service sales compared to 14% for the three months ended March 31, 2012. The percentage cost of sales related to national account for the three months ended March 31, 2013 was 74%. The percentage cost of sales for our traditional service business for the three months ended 2013 was 44%.

Sales and Service Expenses

Sales and services expenses include all of sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Sales and Service expenses were $719,138 for the three months ended March 31, 2013, compared to $644,548 for the three months ended March 31, 2012. The following table summarizes the areas of costs in this category:

	Power	Energy
2013	Distribution	Services
Payroll related costs	$213,745	$365,566
Shared based compensation	6,128	31,516
Other	12,676	89,507
Total	$232,549	$486,589
2012
Payroll related cost	$308,735	$254,524
Shared based compensation	9,205	11,993
Other	11,169	48,921
Total	329,109	$315,439

Increase	$(96,560)	171,150
Percent of Sales
2013	8%	26%
2012	15%	28%

The decrease in the Power Distribution costs is attributable to the Company decision to discontinue the sales operations in our Florida office as it was not a profitable operation.

The increase in costs in the Energy Service segment is primarily attributable to the increasing volume of business being driven by our national account program.  The increase in the Energy Service Other category was primarily attributable to higher vehicle costs, recruiting technicians and greater use of consumables and small tools.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facility and office functions which we can allocate to our segments. General and administrative expenses were $479,850 for the three months ended March 31, 2013, compared to $377.120 for the three months ended March 31, 2012.

The following table included in expenses included\in general and administrative for the three months ended March 31, 2013 and 2012:

	Power	Energy
2013	Distribution	Services
Payroll related costs	$32,510	$84,914
Shared based compensation	1,915	1,915
Facilities	29,727	109,141
Travel	21,112	44,587
Other	60,824	93,205
Total	$146,088	$333,762
2012
Payroll related cost	$54,645	$79,889
Shared based compensation	9,107	9,107
Facilities	55,723	61,314
Travel	31,181	4,874
Other	2,295	68,986
Total	$152,950	$224,170

Increase	$(6,862)	$109,592

The increase in other costs in the Power Distribution and the Energy Service is attributable to higher consulting fees, settlement of  a lawsuit and some temporary help personnel in our Minnesota accounting department. The decrease in the Power Distribution and the Energy Service payroll related costs is attributable to moving Grove’s administrative functions to TES lm Minnesota.  The increase in the Energy Service travel cost is attributable to the additional travel by our Service Manager to consolidating this operation under management in Minnesota..

Research and Development

We entered into a contract in June 2010 with a third party to design and develop a remote monitoring system dedicated to onsite power generation equipment.  We believe that there are few alternatives available in the market place that support the management of onsite power generators in the manner that is required by peak shaving, demand response and energy efficiency programs, and so to better serve these marketplaces, Titan needed to develop its own monitoring program. .  The Company has completed this software package and has begun to market it to customers. In the three months ended March 31, 2013, we incurred $6,651 of additional costs to enhance the program to monitor RICE NESHAP data.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the three months ended March 31, 2013 was $109,537 as compared to $157,857 for the three months ended March 31, 2012. The following table show expenses related to corporate activities:

	2013	2012
Payroll related activates	$82,553	$79,317
Shared based compensation	632	22,058
Professional fees	12,094	22,500
Travel	1,803	8,310
Other	12,455	25,672
Total	$109,537	$157,857

The reduction in share based compensation is attributable to the fact that previous stock option have fully vested and expensed in prior years. This represents a 300,000 share stock option with an exercise price of $0.07 for the CFO vesting over four years. The reduction in professional fee is attributable to not using an investor relation firm this year. The reduction in other expense is attributable to a judgment in the first quarter of 2012 on a lawsuit. The reduction in travel was due to moving the corporate office to Minnesota reducing the amount of travel in previous year.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the three months ended March 31, 2013 was $82,282 compared to $89,436 in the three months ended March 31, 2012.The reduction of expense is attributable to a fully amortized customer list as of the end of 2012 and some fixed assets that have been fully depreciated.

Other Expenses

The following table below is summarizing the items in this category:

	2013	2012
Interest expense, net	$174,017	$194,831
Present value of lease obligation	-	24,426
Amortization of debt discount	-	50,870
Amortization of deferred financing costs	8,106	1,190
Change in fair value of embedded conversion feature	11,129	7,559
Change in fair value of warrants	24,978	(7,732)
Total	$218,230	$271,144

The decrease in interest expense is attributable lower finance charges and an extension fee paid in first quarter of 2012. The lease obligation was fully accrued in 2012 and the Company is in process of reaching settlement on this judgment. The debt discount related to the convertible debt was fully amortized in 2012. The amount amortized as deferred financing cost is related to the extension on certain convertible notes given on April 1, 2012. At March 31, 2013 the amount of the extension has been amortized against income.

The embedded conversion feature and the warrants are treated as a liability and are re-measured with each reporting period. The loss in the embedded conversion feature and warrants reflects a stock price at March 31, 2013 of $0.03 compared to a price of $0.01 at d\December 31, 2012. As the stock price increased the value of these items which resulted in a loss to the financial statement.  The embedded conversion feature was fully converted so the amount of in the second quarter $11,129 will be recognized as income

Liquidity and Capital Resources

The Company incurred a net loss for the three months ended March 31, 2013 of $279,559. As of March 31, 2013 we have an accumulated deficit $35,297,414.  On April 1, 2013, we are in default on $2,740,000 of convertible notes plus accrued interest of approximately $813,000.  These conditions raise substantial doubt as to the ability to continue as a going concern. Management has entered into an agreement with Forefront Capital to raise up to $5 million of new capital of on a best efforts basis. In addition, the Company will request the debt holders to convert their convertible notes and accrued interest.  While there is no guarantee that these efforts will result in any new capital for the Company, these potential funds would have a significant impact on the Company’s ability to restructure its debt and improve its cash flow.

The Company has had periodic difficulties keeping current with various suppliers during the past few years. Most of our major vendors require us to pay in 30 days, however collection of payment from our customers takes an average of 60 days and therefore we have used our factoring obligation to pay our suppliers ina timely manner. The cost of the factoring fees and interest paid to factor our receivable for the three months ended March 31, 2013was $78,452. These extra costs have had an adverse impact on our liquidity position.

The Company had several months of profitability during 2012 and we believe that it could achieve profitability in 2013. This profitability will allow us to generate sufficient cash flow to operate the business and replace our factoring line with a more affordable credit facility which would improve our cash flow by about $250,000 per year.

Additional Information

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented on a GAAP basis, we believe disclosing certain non-GAAP measures are useful information to our investors. These non-GAAP measures are not in accordance with, or alternative for, generally accepted accounting principles in the United States. For example, Management uses adjusted EBITDA as measure of operating performance and for internal planning and forecasting. Management believes that such measures help to indicate underlying trends in our business, are important in comparing our current results with prior period results and our useful to investors and financial analysts in assessing our operating performance.

The GAAP measure most comparable to adjusted EBITDA is GAAP net income (loss): reconciliation for adjusted EBITDA to GAAP net income (loss). The following is an explanation of non-GAAP, adjusted EBITDA that we utilize, including the adjustments that management exclude as part of the adjusted EBITDA measures for the three months ended March 31, 2013  and 2012, respectively, as well as reasons for excluding individual items.


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


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

The reconciliation of adjusted EBITDA to net loss is set forth below:

	Three Months Ended March 31,
	2013	2012
Net loss	$(279,559)	$(616,185)
Add back:
Depreciation and amortization	82,282	89,436
Stock based compensation	40,253	61,469
Stock payment for services	18,441	14,500
Interest and factoring fees	174,017	194,831
Present value of lease obligation	-	24,426
Amortization of debt discount	8,106	52,060
Fair value adjustment of conversion feature	11,129	(7,732)
Fair value adjustment on warrants	24,978	7,559
Adjusted EBITDA	$79,647	$(179,636)

Off-Balance Sheet Arrangements

 None.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31.2013 covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended  March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.    Defaults Upon Senior Securities

During the quarter ended March 31, 2013 the following securities were in default:

Convertible notes payable, bearing interest at 12%, due on demand	$650,000
Promissory Notes bearing interest at 12%, due on demand	$112,000

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

TITAN ENERGY WORLDWIDE, INC.

Dated: May 21, 2013	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer

Dated: May 21, 2013	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
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