Form 10-Q
period 2013-06-30
Titan Energy Worldwide, Inc.
filed 2013-07-31
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 24, 2013, the issuer had 71,309,324 shares of its common stock issued and outstanding.

ITEM 1.  Financial Statements

Not conforming to the Regulation S-X Rule 8-03 the Company’s Interim Financial Statements for the period ended June 30, 2013  (the “Financial Statements”) included in this Quarterly Report on the form of 10-Q (the “Form 10-Q”) have not been reviewed by an independent public accountant with professional standards for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission ( the “Commission”).The review was not completed due to the cost and availability of cash required to pay past due fees owed to our independent accountant. The Company believes this is a temporary situation and will request the independent public accountants to complete the review when our liquidity position improves and we have completed a payment arrangement. Upon the completion of the review of the Company's Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2013 by our independent public accountants we will amend Form 10-Q, the Financial Statements have been prepared in accordance with generally accepted accounting principles and applicable rules and regulation. In the opinion of Management, the information contained herein is accurate.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$142,690	$304,374
Accounts receivable less allowance for doubtful accounts	2,362,162	2,196,907
Inventory, net	793,546	1,056,099
Other current assets	151,841	99,709
Total current assets	3,450,239	3,879,249
Property and equipment, net	526,271	592,995
Customer and distribution lists, net	402,547	470,985
Goodwill	1,351,695	1,351,695
Other assets	35,071	37,194
Total assets	$5,765,823	$6,332,118
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$2,177,509	$2,637,951
Accrued liabilities	2,453,192	2,352,653
Customer deposits and deferred revenue	503,026	774,518
Factoring obligation	1,126,569	934,930
Notes payable - current portion	79,700	118,000
Current portion of convertible debt, net of discount	440,010	2,740,000
Total current liabilities	6,779,996	9,558,052
Convertible debt and notes payable	2,400,000	67,700
Other long term liabilities	302,227	302,227
Total long –term liabilities	2,702,227	369,927
Total liabilities	9,482,223	9,927,979
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $,0001 par value, issued and outstanding 341 and 344, shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 71,309,324\ and 70,800,775 shares, respectively	7,131	7,080
Treasury stock, at cost, held 1,550,000 and 1,550,000shares, respectively	(775,000)	(775,000)
Additional paid-in capital	32,067,615	31,967,753
Accumulated deficit	(35,016,147)	(35,017,855)
Total stockholders’ equity (deficit)	(3,716,400)	(3,595,861)
Total liabilities and stockholders’ equity (deficit)	$5,765,823	$6,332,118

See accompanying notes to unaudited condensed consolidated financial statements

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2013 and 2012

	2013	2012
Sales of equipment	$3,192,272	$3,642,472
Sales of service and parts	3,242,011	1,699,789
Net sales	6,434,283	5,342,261

Material cost and labor for equipment	2,731,990	3,009,912
Material cost and labor for service and parts	1,919,611	840,374
Total cost of sales	4,651,601	3,850,286
Gross profit	1,782,682	1,491,975
Operating expenses:
Selling and service expenses	810,132	691,387
General and administrative expenses	321,760	334,843
Research and development	3,848	-
Corporate overhead	114,892	153,026
Depreciation and amortization	83,845	86,535
Gain on sale of fixed assets	(5,705)	(5,731)
Total operating expenses	1,328,772	1,260,060
Operating income	453,910	231,915
Other Expenses
Interest expense, net	191,436	317,186
Amortization of debt discount and financing costs	-	33,989
Change in fair value of embedded conversion feature	(14,072)	(37,873)
Change in fair value of warrants	(4,721)	(11,250)
Total Other Expense, net	172,643	302,052
Net Income (loss)	281,267	$(70,137)
Weighted average number of shares outstanding	71,306,349	32,897,871
Basic and diluted (loss) per common share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2013 and 2012

	2013	2012
Sales of equipment	$6,003,568	$5,745,706
Sales of service and parts	5,084,796	2,866,240
Net sales	11,088,364	8,611,946

Material cost and labor for equipment	5,053,393	4,827,308
Material cost and labor for service and parts	2,916,162	1,363,959
Total cost of sales	7,969,555	6,191,267
Gross profit	3,118,809	2,420,679
Operating expenses:
Selling and service expenses	1,529,270	1,335,786
General and administrative expenses	801,611	718,000
Research and development	10,499	-
Corporate overhead	224,428	312,936
Depreciation and amortization	166,127	175,471
Gain on sale of fixed assets	(5,705)	(949)
Total operating expenses	2,726,230	2,541,244
Operating income (loss)	392,579	(120,565)
Other Expenses
Interest expense, net	365,452	530,518
Amortization of debt discount and financing costs	8,106	95,464
Change in fair value of embedded conversion feature	(2,943)	(49,769)
Change in fair value of warrants	20,257	(8,942)
Total Other Expense, net	390,872	567,271
Net Income (loss)	1,707	$(687,836)
Weighted average number of shares outstanding	71,306,349	36,610,914
Basic and diluted (loss) per common share	$0.00	$-0.02

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012

Operating activities:	2013	2012
Net loss	$1,707	$(616,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	80,210	123,103
Depreciation and amortization	166,127	175,471
Amortization of debt discount and financing costs	8,106	95,464
Stock issued for services	9,000	24,941
Change in fair value of lease obligation	-	66,341
Change in fair value of warrants	20,257	(8,942)
Change in fair value of embedded conversion	(2,943)	(49,769)
Gain on sales of fixed assets	(5,705)	(949)
Changes in operating assets and liabilities:
Accounts receivables	(165,254)	(698,388)
Inventory	262,553	(79,929)
Other assets	(50,011)	(18,947)
Accounts payable	(460,456)	(292,622)
Accrued liabilities and customer deposits	(188,594)	272,546
Net cash used in operating activities	(324,988)	(1,079,516)
Investing activities:
Purchase of fixed assets	(27,965)	(31,246)
Proceeds from sales of fixed assets	5,705	40,622
Net cash (used) provided in investing activities	(22,260)	9,376
Financing activities:
Proceeds provided by Convertible Debt	-	360,000
Net borrowings from Factoring Obligation	191,639	747,674
Proceed of promissory note	-	67,700
Payment of notes payable	(6,000)	(110,370)
Cost associated with stock issuances	(75)
Net cash (used) provided by financing activities	185,564	1,065,004
Increase (decrease) in cash and cash equivalents	(161,684)	(5,136)
Cash and cash equivalents, beginning of year	304,374	139,432
Cash and cash equivalents, end of period	$142,690	$134,296

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

On January 1, 2010, the Company acquired the stock of Sustainable Solutions, Inc., (“SSI”) a company that performs energy audits, consulting and management services. The purchase price for this business was a stock option to purchase 200,000 shares of the Company’s common stock at of $0.50 per share. We used the Black-Scholes method to value the stock option for this acquisition at $71,671. The primary asset of the business was a contract with a major utility company to perform energy assessments for the six year period from 2010 to 2012.

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

At June 30, 2013 and December 31, 2012, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

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

Going Concern

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net income for the three months ended June 30, 2013 of 281,267, its first profitable quarter in the Company history. The net income for the six months ended June 30, 2013 was $1,707. At June 30, 2013, the Company had an accumulated deficit of $35,016,147. The Company believes it will be profitable for the year 2013 and is in the process of restructuring its balance sheet.  However until we are successful in completing these items, the accumulated deficit and the notes that are in default raise substantial doubt as to the Company’s ability to continue as a going concern.  These Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

The Company has achieved positive EBITDA for several past quarters and has a positive Net Income for the 2nd quarter of 2013 and the entire first 6 months of 2013.  The Company expects to continue to operate in both a positive EBITDA and Net Income manner for the foreseeable future and this should have a beneficial impact on the Company’s ability to continue its operations.
  Management has entered into an agreement with Forefront Capital to raise up to $5 million on a best efforts basis.  While there is no guarantee that these efforts will result in any new capital for the Company, these potential funds would have a significant impact on the Company’s ability to restructure its debt and improve its cash flow.
  Management has been successful in having the majority of the Convertible Notes extend their due date to July 1, 2014. These extensions were achieved to allow the Company the time to complete its restructuring of the balance sheets. These note holders will convert their notes and accrued interest into equity if the item above is successful.
  Management will continue to take steps to expand and increase its service sales and work order flow.  Service sales account for the highest margins of any business segment and the quickest turnaround in terms of customer payments.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and six months ended June 30, 2013 and 2012, the Company has entered into several non-cash transactions in order to provide financing for the Company and to conserve cash. The table below shows the transactions that occurred during the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock issued for services	-	$30,000	$8,000	$44,500
Common stock issued for conversion of Series D Preferred Stock	-	$20,000	-	$30,000
Stock issued for the conversion of convertible debt	$2,903	$14321	$2,903	$64,071
Accounts Payable settled with stock	-	$39,002	-	$39,002

Interest paid for the three months ended June 30, 2013 and 2012 were $26,863 and $45,178, respectively. The interest paid for the six months ended June 30, 2013 and 2012 were $48,150 and $55,010. The factoring fees paid for the three months ended June 30, 2013 and 2012 were $68,069 and $113,855, respectively. The factoring fees for the six months ended June 30, 2013 and 2012 were $122,225 and $168,683.

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

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of six months or less to be a cash equivalent.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents. The Company maintains its cash in well-known banks selected based upon management’s assessment of the bank’s financial stability. Balances may periodically exceed the Federal Deposit Insurance Corporation limit which is currently $250,000.

Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from six to seven years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

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

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has examined the qualitative factors related the goodwill recorded as on our books. These factors includes the improving operations in each business unit, the improving economic business climate and the interest in the energy related investors, Therefore, we have not performed a detail evaluation of goodwill last year

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of June 30, 2013 and December 31, 2012 there were no amounts that had been accrued in respect to uncertain tax positions. None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2009 and later remain subject to examination by the IRS and respective states

The Company has not recorded any taxes payable for the three and six months ended June 30, 2013, as it has net operating losses that will offset any tax liabilities.

Earnings or Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss or earnings for common shareholders is increased for any preferred dividends. As of June 30, 2013 and 2012, the Company had potentially dilutive shares of 211,395,746 and 126,634,631 related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive.

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

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

New Accounting Standards and Updates Not Yet Effective

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

In July, 2013 the FASB issued an Accounting Standards Update 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists.” This update will be effective for fiscal years and interim periods within those years beginning after December 15, 2013, The Company will evaluate its provision to determine its impact on our Consolidated Financial Statements, Other Accounting Standards Updates not effective until after June 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	June 30,	December 31,
	2013	2012
Parts	$613,673	$543,551
Work in process	262,702	577,297
Finished Goods	67,171	85,251
Obsolescence Reserve	(150,000)	(150,000)
Total	$793,546	$1,056,099

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statement

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following at June 30, 2013 and December 31, 2012:

	June 30	December 31
Short -Term Debt	2013	2012
Convertible Notes bearing interest at 12% due on demand	$440,000	$650,000
Convertible Note bearing interest at 12% due April 2013	-	1,890,000
Convertible Note bearing interest at 8% due April 2013		200,000
Promissory Note bearing interest at 8% due March 9, 2014	67,700
Other loans in default	12,000	118,000
	$519,700	2,858,000
Long-term
Promissory Note bearing interest at 8% due March 9, 2014	$-	$67,700
Convertible Note bearing interest at 12% due July 1, 2014	2,300,000	-
Promissory Note bearing interest ar 12% due July 1, 2014	100,000	-
	$2,400,000	$67,700

On June 30, 2012, certain note holders totaling a principal balance of $2,300,000 agreed to extend their note to July 1, 2014.in return for reducing their conversion price from $0.12 to $0.05. Since the new conversion price is higher than the current stock price there in no beneficial conversion feature to be recognized. In addition, a promissory note for $100,000 has also been extended to July 1, 2013 If the Company is successful in restructuring its Balance Sheet these notes and their accrued interest will convert into equity securities.

At June 30, 2013 the Company was in default on $440,000 of convertible notes payable. These notes are accruing interest at the default rate of 12%. These note holders will be given the option to convert into an equity security; however they have not extended their notes. The other loans consist of a note for $12,000. The Company plans to pay off the $12,000 before the end of the year,

NOTE 4- FACTORING AGREEMENT

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

The amounts outstanding at June 30, 2013 and December 31, 2012 were $1,126,569 and $934,930, respectively. The factoring fees for the six months ended June 30, 2013 and 2012 were $122,225 and $168,680 respectively. The interest expenses on this amended Agreement for the six months ended June 30, 2013 and 2012 were $48,140 and $52,627 respectively. The factoring fees have been reclassified as additional interest expense.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30	December 31,
	2013	2012
Accrued Compensation	$498,147	$604,785
Accrued Interest	903,724	732,291
Embedded conversion feature at fair value	-	2,942
Common stock warrants, at fair value	21,019	763
Purchase obligation on stock option, at fair value	250,000	250,000
Stanza payroll taxes including interest and penalties	258,511	278,137
Accrued costs on completed jobs	296,094	232,695
Accrued sales tax	183,953	246,355
Accrued other	41,744	4,685
	$2,453,192	$2,352,653

The amount listed as purchase obligation on stock option is a stock option that permits the holder to demand payment in lieu of exercising the option. The Company has payment plans to paid past due sales taxes with various state agencies.

NOTE 6 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 35% for the reason set forth below for the periods below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Income taxes at the statutory rate	$98,443	$(23,847)	$597	$(233,864)
Utilization of NOL	(100,872)	-	(9,185)	-
Valuation Allowance		10,874		196,671
Permanent differences and other	2,429	12,973	8,588	37,193
Total income tax	$-	$-	$-	$-

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following presents the components of the Company’s total income tax provision:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Current expense	$100,872	$-	$9,185	$-
Deferred benefit	(100,872)	(10,874)	(9,185)	(196,671)
Change in valuation	-	10,874	-	196,671
Total	$-	$-	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of primary temporary differences giving rise to deferred tax assets and liabilities for the six months ended March 31 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Deferred tax assets
Amortization	6,884	1,861	13,768	3,809
Non qualify stock option expense	13,985	20,956	28,074	41,855
Fair value loss	-		7,090
Operating losses carry forward	7,104,973	6,413,796	7,137,064	6,599,593
Deferred Tax Liabilities
Fair value income	(6,578)	(16,792)	(1,030)	(19,962)
Depreciation	(3,400)	(5,588)	(6,800)	(8,423)
Net deferred assets	7,115,864	6,414,233	7,178,166	6,616,872
Valuation Allowance	(7,115,862)	(6,414,233)	(7,168,163)	(6,616,872)
Total net deferred tax asset liability	$-	$-	$-	$-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized any taxable income since its inception.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

At June 30, 2013 the Company had consolidated federal net operating losses of $20,400,795 The expiration date of these net operating losses is as follows:

2019	$104,604
2020	654,454
2021	1,700,703
2022	72,209
2023	451,382
2024	262,795
2025	385,410
2026	911,684
2027	2,540,363
2028	1,543,573
2029	2,807,561
2030	2,795,006
2031	2,088,153
2032	2,746,742
2033	1,336,156
$20,400,795

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

For the six months ended June 30, 2013, no shares were converted

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

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – TREASURY SHARES

On June 30, 2009, the Company offered to the common shareholders that were converted in the Series D Convertible Preferred stock offering the opportunity to exchange the Company Common Stock received into units of Series D Preferred Stock. A total of 2,740,000 shares of the Company Common Stock were repurchased for 137 Units of Series D Preferred Stock and 456,621 of detachable Class A Warrants and 456,621 of detachable Class B Warrants. These warrants have expired. During the six months ended June 30, 2013, no treasury shares were converted into Common Stock.

9 – STOCK OPTIONS

The Company did not issue any stock options in the six months ended June 30, 2013.The Company issued January 16, 2012. These options were not issued under any plan that required stockholder approval. The Company believes that such stock options align the interest of its employees with the shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company common stock at the date of grant. The options granted to employees have a term of 10 years with a vesting commencing on January 16, 2013 over the four year period.   The Company used the Black-Scholes method to evaluate the value of the options. The option granted on March 27, 2012 was to a member of our advisory board. The option is for 5 years and vesting immediately. We determined that the value of the option was $11,405 and will be charged to income over the one-year term to serve as an advisory board member. The expected volatility is computed based on a twelve month standard deviation of our month ended closing price. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at time of grant. Below are the parameters in determining the fair value of these options.

2012
Expected volatility	96%
Vesting period	5
Expected term	7
Expected dividends	0%
Risk free rate	1%

The following is a table shows a summary of activity for the six months ended June 30, 2013 and the year ended December 31, 2012:

Outstanding December 31, 2011	7,735,000	$0.31
Granted January 16.2012	4,025,000	$0.07
Granted March 27 2012	500,000	$0.02
Exercised
Forfeited	(2,030,000)	$0.26
Outstanding December 31, 2012	10,230,000	$0.31
Granted	-
Exercised	-
Forfeited	(82,500)	$0.19
Outstanding June 30, 2013	10,147,500	$0.23
Exercisable June 30, 2013	6,900,125	$0.24

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2013, the nonvested options totaled 3,247,375 shares. There is approximately $225,000 of unrecognized compensation and share-based expense arrangements that have been granted. These costs will be recognized over a weighted average period of 2.5 years. At June 30, 2013, the aggregate intrinsic value of exercisable stock options was $192,000.

NOTE 9 – COMMON STOCK TRANSACTIONS

During the six months ended June 30, 2013 the Company issued the following shares of common stock:

●	The company issued 150,000 shares to a consultant for services performed with a value of $3,000.

●	The company issued 250,000 shares for an investor advisor for a value at $5,000.

●	On April 2, 2013, Southridge Partners converted the balance of accrued interest of $2,903 that was outstanding into 208,549 the Company’s common stock.

During the year ended December 31, 2012 the Company issued the following shares of common stock:

●	The company issued 793,648 shares of common stock for the conversion for the Series D Preferred Stock.

●	The company issued 100,000 shares to a consultant for services performed with a value of $2,500.

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

NOTE 10 - COMMON STOCK WARRANTS

There were no warrants issued during the six months ended June 30, 2013. There were no warrants exercised during the six months ended June, 2013, however 6,011,250 of warrants expired without being exercised. The following table shows the warrants outstanding at June 30, 2013:

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company will evaluate its hierarchy disclosures each quarter. The Company’s fair value measurements for level six inputs were based on the following methods:

1.
Common Stock Warrants are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term. The following were the assumptions used to compute the fair value:

	June 30,	December 31,
	2013	2012
Common stock price	$0.03	$0.01
Exercise price	$0.15	$0.15
Volatility	131.8%	89.8%
Interest rate	0.14%	0.15%
Remaining Terms	2.5 yrs	3 yrs

2.
Embedded beneficial conversion options were determined by using the Black –Scholes methods with the following input variables at December 31, 2012. This conversion feature was fully exercise during the quarter ended June 30, 2013

December 31,
2012
Common stock price	$0.01
Conversion price	$0.005
Terms in years	0.3
Volatility	89.80%
Interest rate	0.15%

 Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

3.
Purchase obligation of a stock option represents the value of the purchase obligation to buyback these options at any time during the next two years. The agreement is for 1,000,000 options with a guarantee buy back provision at $0.25, which is also the exercise pe.

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of June 30 2013.

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$21,019	$21,029
Purchase obligations for stock option			$250,000	$250,000

Total			$271,019	$271.019

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2012:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$763	$763
Purchase obligations for stock option			$250,000	$250,000
Embedded beneficial conversion option			$2,942	$2,942
Total			$253,705	$253,705

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Level 3
Liabilities
Balance at December 31, 2012	$253,705
Change in fair value of embedded conversion	(2,942)
Change in fair value of stock options	20/256
Balance at June 30, 2013	$271,019

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

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

For the Three Months Ended June 30, 2013
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$3,192,272	$3,242,011		$6,434,283
Cost of sales	2,731,990	1,919,611		4,651,601
Gross profit	460,282	1,322,400		1,782,682
Operating Expenses:
Selling and service expenses	248,928	561,204		810,132
General and administrative expenses	43,301	278,460		321,760
Research and Development			3,848	3,848
Depreciation & amortization	23,847	59,747	251	83,845
Gain on sale of fixed assets	-	(5,705)	-	(5,705)
Corporate overhead	-	-	114,892	114,892
Operating Expense	316,176	893,706	118,991	1,328,772
Operating Income (Loss)	144,206	428,684	(118,991)	453,910
Total assets	$1,378,084	$2,848,177	$1,539,562	$5,765,823
For the Three Months Ended June 30, 2012
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$3,642,472	$1,699,789		$5,342,261
Cost of Sales	3,009,912	840,374		3,850,286
Gross profit	632,560	859,415		1,491,975
Operating Expenses:
Selling and service expenses	373,788	317,599		691,387
General and administrative expenses	131,065	203,778		334,843
Depreciation & Amortization	20,299	65,580	656	86,535
Corporate overhead	-		153,026	153,026
Gain on sale of fixed assets	-	(5,731)	-	(5,731)
Operating Expense	525,152	581,226	153,682	1,260,060
Operating Income (Loss)	107,408	278,189	(153,682)	231,915
Total Assets	$2,623,782	$2,165,781	$1,542,555	$6,332,118

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2013
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$6,003,568	$5,084,796		$11,088,364
Cost of sales	5,053,393	2,916,162		7,969,555
Gross profit	950,175	2,168,634		3,118,809

Operating Expenses:
Selling and service expenses	481,477	1,047,793		1,529,270
General and administrative expenses	181,311	620,300		801,611
Research and Development	-	-	10,499	10,499
Depreciation & amortization	48,042	117,419	666	166,127
Loss (gain) on sale of fixed assets	-	(5,705)		(5,705)
Corporate overhead	-	-	224,428	224,428
Operating Expense	710,830	1,779,807	235,593	2,726,230
Operating Income (Loss)	239,345	388,827	(235,593)	392,579
Total assets	$1,378,084	$2,848,177	$1,539,562	$5,765,823
For the Six Months Ended June 30, 2012
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$5,745,706	$2,866,240		$8,611,946
Cost of Sales	4,827,508	1,363,959		6,191,467
Gross profit	918,198	1,502,281		2,420,479

Operating Expenses:
Selling and service expenses	701,066	634,720		1,335,786
General and administrative expenses	278,577	439,423		718,000
Depreciation & Amortization	43,357	130,718	1,396	175,471
Loss (gain) on sale of fixed assets	-	(1,904)	955	(949)
Corporate overhead	-	-	312,936	312,936
Operating Expense	1,023,000	1,202,957	315,287	2,541,244
Operating Income (Loss)	(104,802)	299,324	(315,287)	(120,765)
Total Assets	$2,623,782	$2,165,781	$1,542,555	$6,332,118

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

In 2010, we acquired Sustainable Solutions, Inc. (“SSI”), which is engaged in providing energy audits, energy consulting and energy management services in the Midwest region. This company is inactive as we completed the six year contract related to this business.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Sales

Sales for the three months ended June 30, 2013 were $6,654,283 compared to $5,342.261 for the three months ended June 30, 2012. The following table summarizes our sale by their segments:

	Power	Energy
	Distribution	Services
2013	$3,192,272	$3,242,011
2012	3,642,472	1,699,789
Increase (decrease)	$(450,200)	$1,542,222
Percent Increase	-12%	91%

The lower sales in Power Distribution segment was attributable to the company made the decision to close the Power Distribution of our Florida office effective August 1, 2012 as it was not profitable. The sales for the Florida office in second quarter of 2012 were $431.637 which negatively impacts the percentage of growth percentage

The increased sales in the Energy Services segment is primarily attributable to  the retrofitting  of pollution control equipment as required by the EPA on older generators that are Non-emergency standby units, prime power applications load management/peak shaving and rental units. In the three months ended June 30, 2013, sales for the retrofitting were $867,000. Sales to national accounts for the three months ended June 30, 2013 totaled $911,000 compared to $635,000 in the three months ended June 30, 2012. Our traditional service programs, UPS and part sales were increased approximately 33% over the three months ended June 30, 2012.
Cost of Sales

Cost of sales was $4,651,601 for the three months ended June 30, 2013 compared to $3,850,286 for the three months ended June 30, 2012.

	Power	Energy
	Distribution	Services
2013	$2,731,990	$1,919,611
2012	3,009,912	840,374
Increase (Decrease)	$(277,922)	$1,079,237
Percent of Sales
2013	85.6%	59.2%
2012	82.6%	49.4%

The decrease in cost of sales in the Power Distribution lower sales volume as noted above,  The percentage of cost to sales being higher than 2012 resulted  in lower margin for our Power Distribution segment. The Midwest region percentage of sales has historically been in the range of 82 to 86 percent of sales.

The higher costs for our Energy Services Segment are attributable to the higher sales volume. The increase of cost as a percentage of sales is attributable to a change in the mix of products. The national account program and the retrofitting of pollution control equipment have higher costs because we use subcontractors for national account program and incur expensive material costs for the pollution equipment, with an average cost as a percentage of sales was approximately 70%. These two products accounted for 55% of our Energy Service sales for the three months ended June 30, 2013 compared to 37% for the three months ended June 30, 2012. The percentage cost of sales for our traditional service business for the six months ended June 30, 2013 was 45%, consistent with prior periods.

Sales and Service Expenses

Sales and services expenses include all of sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Sales and Service expenses were $810,132 for the three months ended June 30, 2013, compared to $691,387 for the three months ended June 30, 2012. The following table summarizes the areas of costs in this category:

	Power	Energy
2013	Distribution	Services
Payroll related costs	220,330	$430,034
Shared based compensation	7,187	28,337
Other	21,411	102,833
Total	$248,928	$561,204
2012
Payroll related cost	339,415	262,705
Shared based compensation	9,421	12,376
Other	24,952	42,518
Total	$373,788	$317,599

Increase	$(124,860)	$243,605
Percent of Sales
2013	8%	17%
2012	10%	19%

The decrease in the Power Distribution costs is attributable to the Company decision to discontinue the sales operations in our Florida office as it was not a profitable operation.

The increase in costs in the Energy Service segment is primarily attributable to the increasing volume of business being driven by our national account program.  The increase in the Energy Service Other category was primarily attributable to higher vehicle maintenance costs and greater use of consumables and small tools.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facility and office functions which we can allocate to our segments. General and administrative expenses were $321,760 for the three months ended June 30, 2013, compared to $334,843 for the three months ended June 30, 2012.The following table included in expenses included\in general and administrative for the six months ended June 30, 2013 and 2012:

	Power	Energy
2013	Distribution	Services
Payroll related costs	$43,733	$117,946
Shared based compensation	1,900	1,900
Facilities	29,985	71,464
Travel	14,386	30,187
Other	(46,703)	56,963
Total	$43,301	$278,460
2012
Payroll related cost	$24,050	77,963
Shared based compensation	9,026	9,026
Facilities	50,633	52,300
Travel	19,875	10,780
Other	27,481	53,709
Total	$131,065	$203,778
Increase (Decrease)	$(75,286)	$62,203

The increase in payroll related costs in the Power Distribution and the Energy Service is attributable to an increase in the number of support staff in our Minnesota office, as this office performs all accounting functions for all operating division. In addition, the Energy Services segment includes the costs  related to the Chief Technical Officer whose primary function is to assure our monitoring system is operating properly.  The negative amount in Power Distribution “Other cost” is attributable to a large bad debt recovery totaling $69,300.  The increase in the Energy Service “Travel cost” is attributable to the additional travel by our Service Manager to consolidating Florida and New York service operation under management in Minnesota.

Research and Development

We entered into a contract in June 2010 with a third party to design and develop a remote monitoring system dedicated to onsite power generation equipment.  We believe that there are few alternatives available in the market place that support the management of onsite power generators in the manner that is required by peak shaving, demand response and energy efficiency programs, and so to better serve these marketplaces, Titan needed to develop its own monitoring program. The Company has completed this software package and has begun to market it to customers. In the three months ended June 30, 2013, we incurred $3,848 of additional costs to enhance the program to monitor RICE NESHAP data.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the three months ended June 30, 2013 was $114,892 as compared to $153,026 for the three months ended June 30, 2012. The following table show expenses related to corporate activities:

	2013	2012
Payroll related activates	$89,477	$83,098
Stock Compensation	632	21,786
Professional Fees	361	20,941
Travel	11,226	15,163
Other	13,196	12,038
Total	$114,892	$153,026

The reduction in share based compensation is attributable to the fact that previous stock options have fully vested and expensed in prior years. This represents a 300,000 share stock option with an exercise price of $0.07 for the CFO vesting over four years. The reduction in professional fee is attributable to not using an investor relation firm this year. The reduction in travel was due to moving the corporate office to Minnesota reducing the amount of travel in previous years.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the three months ended June 30, 2013 was $83,845 compared to $86,535 in the three months ended June 30, 2012.The reduction of expense is attributable to a fully amortized customer list as of the end of 2012 and some fixed assets that have been fully depreciated.
Other Expenses

The following table below is summarizing the items in this category:

	2013	2012
Interest expense, net	$191,436	$203,331
Amortization of debt discount	-	25,884
Amortization of deferred financing costs	-	8,105
Fair value of embedded conversion feature	(14,072)	(37,873)
Fair value of warrants	(4,721)	(11,250)
Total	$172,643	$188,197

The decrease in interest expense is attributable to lower factoring fees. The debt discount related to the convertible debt was fully amortized in 2012. The amount amortized as deferred financing cost was fully amortized at the end of the first quarter 2013.

The embedded conversion feature and the warrants are treated as a liability and are re-measured with each reporting period. The gain in the embedded conversion feature reflects the write-off of the outstanding balance when the embedded conversion feature was exercised,  The warrants reflects a stock price at June 30, 2013 of $0.03 compared to a price of $0.01 at December 31, 2012. As the stock price increased the value of these items resulted in a gain on the financial statement.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Sales

Sales for the six months ended June 30, 2013 were $11,088,364 compared to $8,611,946 for the six months ended June 30, 2012. The following table summarizes our sale by their segments:

	Power	Energy
	Distribution	Services
2013	$6,003,568	$5,084,796
2012	5,745,706	2,866,240
Increase	$257,862	$2,218,556
Percent Increase	4%	77%

The higher sales in Power Distribution segment was attributable to increased sales through our New York office which offset the Company decision to close the Power Distribution of our Florida office effective August 1, 2012 as it was not profitable. Sales for the Florida office in the first half of 2012 were $625,255. The actual sales growth without the Florida sales for 2012 would be 17% for the first half of 2013.

The increased sales in the Energy Services segment is primarily attributable to  the retrofitting  of pollution control equipment as required by the EPA on older generators that are non-emergency standby units, prime power applications, load management/peak shaving and rental units. In the six months ended June 30, 2013, sales for the retrofitting were $1,206,000. Sales to national accounts for the six months ended June 30, 2013 totaled $1,536,000 compared to $797,000 in the six months ended June 30, 2012. Sales for our traditional service programs, UPS and part sales increased approximately 13% over the six months ended June 30, 2012.

Cost of Sales

Cost of sales was $7,969,555 for the six months ended June 30, 2013 compared to $6,191,267 for the six months ended June 30, 2012.

	Power	Energy
	Distribution	Services
2013	$5,053,393	$2,916,162
2012	4,827,508	1,363,959
Increase	$225,885	$1,552,203
Percent of Sales
2013	84.2%	57.4%
2012	84.0%	47.6%

The increase in cost of sales in the Power Distribution slightly higher sales volume as noted above. The Midwest region percentage of sales has historically been in the range of 82 to 86 percent of sales.

The higher costs for our Energy Services Segment are attributable to the higher sales volume. The increase of cost as a percentage of sales is attributable to a change in the mix of products. The national account program and the retrofitting of pollution control equipment have higher costs because we use subcontractors for the national account program and incur expensive material costs for the pollution equipment, with an average cost as a percentage of sales of approximately 69%. These two products comprised 54% of our Energy Service sales for the six months ended June 30, 2013 compared to 28% for the six months ended June 30, 2012. The percentage cost of sales for our traditional service business for the six months ended June 30, 2013 was 44%.

Sales and Service Expenses

Sales and services expenses include all of sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Sales and Service expenses were $1,529,270 for the six months ended June 30, 2013, compared to $1,335,768 for the six months ended June 30, 2012. The following table summarizes the areas of costs in this category:

	Power	Energy
2013	Distribution	Services
Payroll related costs	$434,076	$813,189
Shared based compensation	13,315	56,853
Other	34,086	177,751
Total	$481,477	$1,047,793
2012
Payroll related cost	$637,464	$517,139
Shared based compensation	18,566	24,383
Other	45,036	98,198
Total	$701,066	$639,720

Increase (Decrease)	$(219,589)	$408,073
Percent of Sales
2013	8%	21%
2012	12%	22%

The decrease in the Power Distribution costs is attributable to the Company decision to discontinue the sales operations in our Florida office as it was not a profitable operation.

The increase in costs in the Energy Service segment is primarily attributable to the increasing volume of business being driven by our national account program.  The increase in the Energy Service “Other” category was primarily attributable to higher vehicle maintenance costs, recruiting fees and greater use of consumables and small tools.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facility and office functions which we can allocate to our segments. General and administrative expenses were $801,611 for the six months ended June 30, 2013, compared to $718,000 for the six months ended June 30, 2012.  The following table itemizes general and administrative expenses for the six months ended June 30, 2013 and 2012:

	Power	Energy
2013	Distribution	Services
Payroll related costs	$72,231	$184,168
Shared based compensation	632	632
Facilities	56,142	150,827
Travel	34,781	77,884
Other	17,525	206,789
Total	$181,311	$620,300
2012
Payroll related cost	$51,983	167,277
Shared based compensation	18,143	18,143
Facilities	106,356	113,614
Travel	41,252	29,617
Other	60,843	110,772
Total	$278,577	$439,423

Increase (Decrease)	$(97,266)	$180,877

The increase in payroll related costs in the Power Distribution and the Energy Service is attributable to an increased number of support staff in our Minnesota office, as this office performs all accounting functions for all operating divisions. In addition, the Energy Services segment includes the cost related to the Chief Technical Officer whose primary function is to assure our monitoring system is operating properly.  The low “Other cost” amount in Power Distribution is attributable to a large bad debt recovery totaling $69,300.  The increase in the Energy Service “Travel Cost” is attributable to the additional travel by our CEO, CTO, Accounting Manager, President and Service Manager to have operational meetings with onsite personnel.

Research and Development

We entered into a contract in June 2010 with a third party to design and develop a remote monitoring system dedicated to onsite power generation equipment.  We believe that there are few alternatives available in the market place that support the management of onsite power generators in the manner that is required by peak shaving, demand response and energy efficiency programs, and so to better serve these marketplaces, Titan needed to develop its own monitoring program.  The Company has completed this software package and has begun to market it to customers. In the six months ended June 30, 2013, we incurred $10,499 of additional costs to enhance the program to monitor RICE NESHAP data.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the six months ended June 30, 2013 was $234,428 as compared to $312,936 for the six months ended June 30, 2012. The following table show expenses related to corporate activities:

	2013	2012
Payroll related activates	$172,030	$162,731
Stock Compensation	1,263	43,869
Professional Fees	12,456	43,441
Travel	13,029	16,873
Other	25,650	46,022
Total	$224,428	$312,936

The reduction in share based compensation is attributable to the fact that previous stock options have fully vested and expensed in prior years. This represents a 300,000 share stock option with an exercise price of $0.07 for the CFO vesting over four years. The reduction in professional fees is attributable to not using an investor relation firm this year. The increase in payroll related activities is due to returning the CEO salary to the level before pay cuts, partially offset by the CFO reducing his time to three days a week.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the six months ended June 30, 2013 was $166,127 compared to $175,471 in the six months ended June 30, 2012.  The reduction of expense is attributable to a fully amortized customer list as of the end of 2012 and some fixed assets that have been fully depreciated.

Other Expenses

The following table below is summarizing the items in this category:

	2013	2012
Interest expense, net	$365,452	$530,518
Amortization of debt discount	8,106	95,464
Fair value of embedded conversion feature	(2,943)	(49,769)
Fair value of warrants	20,257	(8,942)
Total	$390,872	$567,271

The decrease in interest expense is attributable to lower factoring fees and reduced finance charges from vendors and governmental agencies. The debt discount related to the convertible debt was fully amortized in 2012 and the amount amortized in 2013 relates to deferred financing costs that was fully amortized in the first quarter.

The embedded conversion feature and the warrants are treated as a liability and are re-measured with each reporting period. The gain in the embedded conversion feature reflect the write-off of the outstanding balance when the embedded conversion feature was exercised,  The warrants reflects a stock price at June 30, 2013 of $0.03 compared to a price of $0.01 at December 31, 2012. As the stock price increased the value of these items which resulted in a loss in the financial statement

Liquidity and Capital Resources

The Company incurred a net income for the six months ended June 30, 2013 of $1,707. As of June 30, 2013 we have an accumulated deficit $35,016,147.  On June 30, 2013 we were in default on $440,000 of convertible notes.  At June 30, 2013, certain note holders elected to extend their convertible notes until July 1, 2014 in order to help the Company restructure their balance sheet and raise some additional capital. The total notes extended were $2,275,000. Under the extension the note holders received a reduce conversion price from $0.12 to $0.05.  Management has entered into an agreement with Forefront Capital to raise up to $5 million of new capital on a best efforts basis. In addition, the Company will request the debt holders to convert their convertible notes and accrued interest.  While there is no guarantee that these efforts will result in any new capital for the Company, these potential funds would have a significant impact on the Company’s ability to restructure its debt and improve its cash flow. However, there is no guarantee that this plan will be successful. If our plan is not successful our financial conditions would raise substantial doubt as to the ability to continue as a going concern.

The Company has had periodic difficulties keeping current with various suppliers during the past few years. Most of our major vendors require us to pay in 30 days, however collection of payment from our customers takes an average of 60 days and therefore we have used our factoring obligation to pay our suppliers in a timely manner. The cost of the factoring fees and interest paid to factor our receivable for the six months ended June 30, 2013 was $170,365. These extra costs have had an adverse impact on our liquidity position.

The Company had its first profitable quarter for the three month ended June 30, 2013. This profitability will allow us to generate sufficient cash flow to operate the business and replace our factoring line with a more affordable credit facility which would improve our cash flow by about $250,000 per year.

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

The GAAP measure most comparable to adjusted EBITDA is GAAP net income (loss): reconciliation for adjusted EBITDA to GAAP net income (loss). The following is an explanation of non-GAAP, adjusted EBITDA that we utilize, including the adjustments that management exclude as part of the adjusted EBITDA measures for the six months ended June 30, 2013  and 2012, respectively, as well as reasons for excluding individual items.

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

The reconciliation of adjusted EBITDA to net loss is set forth on the next page:

Reconciliation of adjusted EBITDA to GAAP Net Income (Loss)

For the three and six months ended June 30 2013 and 2012

	Three Months Ended June 30,
	2013	2012
Net (Income) loss	$281,267	$(70,137)
Add back:
Depreciation and amortization	83,845	86,535
Stock based compensation	39,956	61,634
Stock payment for services		10,441
Interest expense and factoring fees	191,434	317,186
Present value of lease obligation	-	24,213
Amortization of debt discount		33,989
Fair value adjustment of conversion feature	(14,072)	(37,873)
Fair value adjustment on warrants	(4,721)	(11,259)
Adjusted EBITDA	$577,709	$414,729

	Six Months Ended June 30,
	2013	2012
Net (Income) loss	$1,707	$(687,836)
Add back:
Depreciation and amortization	166,127	530,518
Stock based compensation	80,210	123,103
Stock payment for services	15,441	22,441
Interest expense and factoring fees	365,452	315,196
Present value of lease obligation	-	48,639
Amortization of debt discount	8,106	95,464
Fair value adjustment of conversion feature	(2,942)	(49,769)
Fair value adjustment on warrants	20,256	(8,942)
Adjusted EBITDA	$654,357	$388,814

Off-Balance Sheet Arrangements

 None.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30.2013 covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended  June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.    Defaults Upon Senior Securities

During the quarter ended June 30, 2013 the following securities were in default:

Convertible notes payable, bearing interest at 12%, due on demand	$440,000
Promissory Notes bearing interest at 12%, due on demand	$12,000

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

TITAN ENERGY WORLDWIDE, INC.

Dated: July 31, 2013	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer
Dated: July 31, 2013	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
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