Form 10-K/A
period 2012-12-31
Titan Energy Worldwide, Inc.
filed 2013-08-07
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment 1

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

Explanatory Note

We are filing this Amendment  No. 1 on Form 10K/A to amend and restate in their  entirety Financial Statements and Management Discussion and Analysis for the year ended  December 31, 2012 as originally filed with the Securities and Exchange Commission on April 3, 2013. We had determined that our bad debt reserve adjustment was in error. The net effect of this adjustment was to increase our net loss by $171,096. The Financial Statements and all disclosures have been changed to include this adjustment.

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

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facility and office functions which we can allocate to our segments. In 2012, we reclassify factoring fees to other expenses as we believe that fees are similar to interest expense than an operating expense. General and administrative expenses were $1,798,884 for the year ended December 31, 2012, compared to $1,668,848 for the year ended December 31, 2011.

	Power	Energy
2012	Distribution	Services
Payroll related costs	$106,647	$280,699
Shared based compensation	25,225	46,847
Facilities	213,150	253,409
Travel and Meals	79,929	72,474
Other	451,773	268,691
Total	$876.724	$922,120
2011
Payroll related cost	$85,840	425,251
Shared based compensation	10,170	38,426
Facilities	221,064	284,193
Travel and Meals	59,793	39,235
Other	196,336	308,540
Total	$573,203	$1,095,645

Increase (Decrease)	$303.521	$(173,525)

The increase in costs in the Power Distribution segment is attributable to an increase in our bad debt reserve, higher consulting fees and additional personnel in our Minnesota accounting department. The decrease in the Energy Services payroll relate costs is attributable to lower personnel in the Stanza operation and the consolidation of Grove’s administrative services with TES.    The decrease in the Energy Service other cost is attributable to moving the Stanza office to a home office environment and lower legal and accounting costs.

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

Other Expenses

The following table below is summarizing the items in this category:

	2012	2011
Interest expense, net	$630,094	$520,022
Factoring fees	326,203	119,083
Loss related to lease obligation	162,278	105,693
Loss on modification of debt	-	253,181
Amortization of debt discount	105,625	916,379
Amortization of deferred financing costs	25,506	150,458
Change in fair value if contingent consideration		(117,898)
Change in the fair value of embedded conversion feature	(74,447)	(246,862)
Change in the fair value of warrants	(11,988)	(350,240)
Total	$1,163,271	$1,349,816

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

Liquidity and Capital Resources

The Company incurred a net loss for the year ended December 31, 2012 of $1, 652,057 . As of December 31, 2012 we have an accumulated deficit $ 35,016,791 . In addition, we were in default at December 31, 2012 on notes payable of $675,000 plus interest. On April 1, 2013 a total of $1,875,000 of convertible notes will be in default unless new agreements are reached with these note olders .  Although we will have $2,750,000 of notes that will be in default, we believe many of these debt holders will accept a new agreement on their debt or sign an extension.  Company was successful in raising $267,700 of new debt in 2012. We have been able to use our factoring lines to provide additional cash flow to pay vendors and employees. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The reconciliation of adjusted EBITDA to net loss is set forth below:

	Years Ended December 31,
	2012	2011
Net loss	$(1,652,057)	$(3,435,009)
Add back:
Depreciation and amortization	352,399	352,233
Stock based compensation and payments	263,933	274,912
Interest and factoring fees	956,376	639,105
Amortization of debt discount	131,131	1,066,837
Loss on modification of convertible debt	-	253,181
Loss related to lease obligation	162,278	105,693
Fair value adjustments	(86,435)	(715,000)
Adjusted EBITDA	$128,025	$(1,458,048)

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

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$304,374	$139,432
Accounts receivable less allowance for doubtful accounts	2,196,908	2,045,766
Inventory, net	1,056,099	619,518
Other current assets	99,709	52,996
Total current assets	3,657,090	2,857,712
Property and equipment, net	592,995	747,566
Customer and distribution lists, net	470,985	628,118
Goodwill	1,351,695	1,351,695
Other assets	37,194	31,092
Total assets	$6,109,959	$5,616,183
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$2,636,888	2,404,538
Accrued liabilities	2,352,653	1,807,422
Customer deposits and deferred revenue	774,518	234,339
Factoring obligation	934,930	959,868
Notes payable - current portion	-	240,370
Current portion of convertible debt, net of discount	2,858,000	2,521,216
Total current liabilities	9,556,989	8,167,753
Notes payable, less current portion	67,700	-
Other long term liabilities	302,227	122,248
Total long –term liabilities	369,927	122,248
Total liabilities	9,926,916	8,290,001
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $,0001 par value, issued and outstanding 341 and 344, shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 70,800.775 and 31,472,127 shares, respectively	7,080	3,147
Treasury stock, at cost, held 1,550,000 and 1,550,000shares, respectively	(775,000)	(775,000)
Additional paid-in capital	31,967,753	31,462,768
Accumulated deficit	(35,016,791)	(33,364,734)
Total stockholders’ equity (defcit)	(3,816,957)	(2,673,818)
Total liabilities and stockholders’ equity	$6,109,959	5,616,183

See accompanying notes to the unaudited consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011

	2012	2011
Sales of equipment	$11,598,000	$9,056,035
Sales of service and parts	7,553,874	5,009,945
Net sales	19,151,874	14,065,980

Material cost and labor for equipment	9,781,864	7,586,719
Material cost and labor for service and parts	4,138,707	2,502,192
Total cost of sales	13,920,571	10,088,911
Gross profit	5,231,303	3,977,069
Operating expenses:
Selling and service expenses	3,039,816	2,567,073
General and administrative expenses	1,798,844	1,668,848
Research and development	8,669	194,239
Corporate overhead	517,905	1,276,056
Depreciation and amortization	352,399	352,233
Loss on sale of fixed assets	2,456	3,813
Total operating expenses	5,720,089	6,062,262
Operating Loss	(488,786)	(2,085,193)
Other Expenses
Interest expense, net	956,297	639,105
Amortization of debt discount and financing costs	131,131	1,066,837
Present value of lease obligation	162,278	105,693
Loss on modification of convertible debt	-	253,181
Change in fair value of contingent consideration	-	(117,898)
Change in fair value of embedded conversion feature	(74,447)	(246,862)
Change in fair value of warrants	(11,988)	(350,240)
Total Other Expense, net	1,163,271	1,349,816
Net loss	(1,652,057)	$(3,435,009)
Weighted average number of shares outstanding	48,714,441	31,043,281
Basic and diluted (loss) per common share	$(0.03)	$(0.11)

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

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012 and 2011 (Continued)

	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2010	$31,093,925	$(29,929,725)	$317,236
Stock issued for the conversion of Preferred D	(75,086)		-
Stock issued for conversion of convertible notes	39,969		39,993
Stock option issued for services	125,000		125,000
Stock options issued for compensation	274,912		274,912
Beneficial conversion feature on convertible debt	4,000		4,000
Cost of issuing stock certificates	(270)		(270)
Other	317		319
Net loss for the year	-	(3,435,009)	(3,435,009)
Balance December 31, 2011	$31,462,767	$(33,364,734)	$(2,673,819)
Stock issued for the conversion of Preferred D	(79)		-
Stock issued for conversion of convertible notes	160,863		164,251
Stock issued for services	82,596		83,062
Stock options issued for compensation	229,433		229,433
Beneficial conversion feature on convertible debt	32,422		32,422
Cost of issuing stock certificates	(249)		(249)
Net loss for the year		(1,652,057)	(1,430,961)
Balance December 31, 2012	$31,967,753	$(35,016.791)	$(3,595,861)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011

Operating activities:	2012	2011
Net loss	$(1,652,057)	$(3,435,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	220,610	274,912
Depreciation and amortization	352,399	352,223
Amortization of debt discount and financing costs	131,131	1,066,837
Stock issued for services	43,324	122,248
Loss on modification of convertible debt	-	253,181
Change in fair value of contingent consideration	-	(117,898)
Change in fair value of lease obligation	162,278	-
Change in fair value of warrants	(11,988)	(350,240)
Change in fair value of embedded conversion	(74,447)	(33)
Loss on sales of fixed assets	2,456	3,813
Changes in operating assets and liabilities:
Accounts receivables	(151,142)	246,071
Inventory	(530,231)	61,495
Other assets	(44,707)	90,339
Accounts payable	328,054	(19,329)
Accrued liabilities and customer deposits	1,152,605	359,469
Net cash used in operating activities	(71,715)	(1,091,921)
Investing activities:
Purchase of fixed assets	(24,297)	(29,940)
Proceeds from sales of fixed assets	40,569
Net cash (used) provided in investing activities	16,272	(29,940)
Financing activities:
Proceeds provided by Convertible Debt	310,000	330,000
Payment of short-term credit line	-	(992,558)
Net borrowings from Factoring Obligation	(24,938)	959,868
Proceeds from stock warrant exercised	-	2,250
Proceed of promissory note	67,700	100,000
Payment of notes payable and convertible debt	(132,037)	(106,413)
Cost associated with stock issuances	(340)	(270)
Net cash (used) provided by financing activities	220,385	292,877
Increase (decrease) in cash and cash equivalents	164,942	(828,984)
Cash and cash equivalents, beginning of year	139,432	968,416
Cash and cash equivalents, end of period	$304,374	$139,432

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss for the year ended December 31, 2012 of $1,652,057. At December 31, 2012, the Company had an accumulated deficit of $35,016,791. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

●	The Company has achieved several profitable months in 2012 as the growth in our service sales has improved the overall margins
●
Management will continue to take steps to expand and increase its service sales and work order flow.  Service sales account for the highest margins of any business segment and the quickest turnaround in terms of customer payments.

●	The Company has terminated the Florida equipment sales department as it was an unprofitable business division thereby improving the future overall cash position of the Company.
●
The Company has achieved a lower cost in Corporate Overhead by limiting by reducing the number of executives and limiting legal and travel expense. Corporate Overhead has declined by $758,000 compared to 2011.

●	Management will consider stock payments for certain to reduce cash liabilities.

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

The Company has examined the qualitative factors related the goodwill recorded as on our books. These factors includes the improving operations in each business unit, the improving economic business climate and the interest in the energy related investors, Therefore, we have not performed a detail evaluation of goodwill this year. There has been no adjustment to our goodwill for years ended December 31, 2012 and 2011. The carrying value of goodwill is summarized in the table below:

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

For the Year Ended December 31. 2012
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$11,598,000	$7,553,874		$19,151,874
Cost of Sales	9,781,864	4,138,707		13,920,571
Gross profit	1,816,136	3,415,167		5,231,303

Operating Expenses:
Selling and service expenses	1,324,631	1,715,184		3,039,815
General and administrative expenses	876,724	922,120		1,798,844
Depreciation & Amortization	97,339	251,815	3,245	352,399
Research and Development	-	-	8,669	8,669
Corporate overhead	-	-	517,905	517,905
Gain or loss on sale of fixed assets	1,609	(60)	907	2,456
Operating Expense	2,300,304	2,889,059	530,726	5,720.089
Operating Income (Loss)	$(484,168)	$526,108	$(530,726)	$(488,786)

Total assets	$1,757,498	$2,680,370	$1,672,091	$6,109,959

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31 2011
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$9,056,035	$5,009,945		$14,065,980
Cost of Sales	7,586,719	2,502,192		10,088,911
Gross profit	1,469,316	2,507,753		3,977,069

Operating Expenses:
Selling and service expenses	1,261,244	1,305,829		2,567,073
General and administrative expenses	573,203	1,095,645		1,668,848
Depreciation & Amortization	103,660	244,754	3,819	352,233
Research and Development	-	-	194,239	194,239
Corporate overhead	-	-	1,276,056	1,276,056
Gain or loss on sale of fixed assets		2,468	1,345	3,813
Operating Expense	1,938,107	2,648,696	1,475,459	6,062,262
Operating Income (Loss)	$(468,791)	$(140,943)	$(1,475,459)	$(2,085,193)

Total assets	$2,227,485	$1,890,085	$1,498,613	$5,616,183

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

TITAN ENERGY WORLDWIDE, INC.

Dated: August 7, 2013	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Fahrner	Chief Financial Officer (Principal Financial Officer) and Director	August 7, 2013
James J. Fahrner

/s/ Jeffrey W. Flannery	Chief Executive Officer (Principal Executive Officer), Chairman and Director	August 7, 2013
Jeffrey W. Flannery

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

3.1*	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on December 26, 2006.

3.2*	Bylaws

4.1*	Certificate of Designation establishing our Series D Preferred Stock filed February 26, 2008

10.1*	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006

10.2*	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006

14*	Code of Ethics

21**	Subsidiaries

31.1**	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of James J. Fahrner, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.