Form 10-Q/A
period 2013-06-30
Titan Energy Worldwide, Inc.
filed 2013-08-07
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
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

Explanatory Note

         We are filing this Amendment No. 1 on Form 10Q/A to amend Footnote 1 – Going Concern and the Liquidity and Capital Resources included in Management Discussion and Analysis for the quarter ended June 30, 2013 as originally file with the Securities and Exchange Commission on July 31, 2013.

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

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$142,690	$304,374
Accounts receivable less allowance for doubtful accounts	2,362,162	2,196,908
Inventory, net	793,546	1,056,099
Other current assets	151,841	99,709
Total current assets	3,450,239	3,657,090
Property and equipment, net	526,271	592,995
Customer and distribution lists, net	402,547	470,985
Goodwill	1,351,695	1,351,695
Other assets	35,071	37,194
Total assets	$5,765,823	$6,109,959
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$2,177,509	$2,636,888
Accrued liabilities	2,453,192	2,352,653
Customer deposits and deferred revenue	503,026	774,518
Factoring obligation	1,126,569	934,930
Notes payable - current portion	79,700	118,000
Current portion of convertible debt, net of discount	440,010	2,740,000
Total current liabilities	6,779,996	9,556,989
Convertible debt and notes payable	2,400,000	67,700
Other long term liabilities	302,227	302,227
Total long –term liabilities	2,702,227	369,927
Total liabilities	9,482,223	9,926,916
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $,0001 par value, issued and outstanding 341 and 344, shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 71,309,324\ and 70,800,775 shares, respectively	7,131	7,080
Treasury stock, at cost, held 1,550,000 and 1,550,000shares, respectively	(775,000)	(775,000)
Additional paid-in capital	32,067,615	31,967,753
Accumulated deficit	(35,016,147)	(35,016,791)
Total stockholders’ equity (deficit)	(3,716,400)	(3,816,957)
Total liabilities and stockholders’ equity (deficit)	$5,765,823	$6,109,959

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

TITAN ENERGY WORLDWIDE, INC.

Dated: August 7, 2013	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer
Dated: August 7, 2013	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
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