Form 10-Q/A
period 2013-03-31
Titan Energy Worldwide, Inc.
filed 2013-08-08
CIK 1080398

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10Q/A to amend Footnote 1 – Going Concern and the Liquidity and Capital Resources included in Management Discussion and Analysis for the quarter ended March 31, 2013 as originally file with the Securities and Exchange Commission on May 22, 2013

ITEM 1.  Financial Statements

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

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$215,579	$304,374
Accounts receivable less allowance for doubtful accounts	2,983,435	2,196,908
Inventory, net	1,147,660	1,056,099
Other current assets	78,008	99,709
Total current assets	4,424,682	3,657,090
Property and equipment, net	561,516	592,995
Customer and distribution lists, net	436,766	470,985
Goodwill	1,351,695	1,351,695
Other assets	35,071	37,194
Total assets	$6,809,730	$6,109,959
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$2,831,263	$2,636,888
Accrued liabilities	2,450,251	2,352,653
Customer deposits and deferred revenue	904,013	774,518
Factoring obligation	1,442,786	934,930
Notes payable - current portion	112,000	118,000
Current portion of convertible debt, net of discount	2,740,000	2,740,000
Total current liabilities	10,480.313	9,556,989
Notes payable, less current portion	67,700	67,700
Other long term liabilities	302,227	302,227
Total long –term liabilities	369,927	369,927
Total liabilities	10,850,240	9,926,966
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $.0001 par value, issued and outstanding 341 and 344, shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 71,100,775 and 70,800,775 shares, respectively	7,110	7,080
Treasury stock, at cost, held 1,550,000 and 1,550,000 shares, respectively	(775,000)	(775,000)
Additional paid-in capital	32,024,793	31,967,753
Accumulated deficit	(35,297,414)	(35,016,791)
Total stockholders’ equity (deficit)	(4,040,510)	(3,816,957)
Total liabilities and stockholders’ equity	$6,809,730	$6,109,758

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

The Company incurred a net loss for the three months ended March 31, 2013 of $279,559. As of March 31, 2013 we have an accumulated deficit $35,297,414.  On April 1, 2013, we are in default on $2,740,000 of convertible notes plus accrued interest of approximately $813,000.  These conditions raise substantial doubt as to the ability to continue as a going concern. The Company will request the debt holders to convert their convertible notes and accrued interest into equity.

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

TITAN ENERGY WORLDWIDE, INC.

Dated: August 8, 2013	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Executive Officer

Dated: August 8, 2013	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
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