Form 10-Q
period 2013-09-30
Titan Energy Worldwide, Inc.
filed 2013-10-21
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 17, 2013, the issuer had 71,308,641 shares of its common stock issued and outstanding.

ITEM 1.  Financial Statements

Not conforming to the Regulation S-X Rule 8-03 the Company’s Interim Financial Statements for the period ended September 30, 2013  (the “Financial Statements”) included in this Quarterly Report on the form of 10-Q (the “Form 10-Q”) have not been reviewed by an independent public accountant with professional standards for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission ( the “Commission”).The review was not completed due to the cost and availability of cash required to pay past due fees owed to our independent accountant. The Company believes this is a temporary situation and will request the independent public accountants to complete the review when our liquidity position improves. Upon the completion of the review of the Company's Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2013 by our independent public accountants we will amend Form 10-Q, the Financial Statements have been prepared in accordance with generally accepted accounting principles and applicable rules and regulation. In the opinion of Management, the information contained herein is accurate.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$47,710	$304,374
Accounts receivable less allowance for doubtful accounts	2,663,294	2,196,908
Inventory, net	1,055,298	1,056,099
Other current assets	226,707	99,709
Total current assets	3,993,009	3,657,090
Property and equipment, net	483,700	592,995
Customer and distribution lists, net	368,328	470,985
Goodwill	1,351,695	1,351,695
Other assets	46,770	37,194
Total assets	$6,243,502	$6,109,959
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,622,746	$2,636,888
Accrued liabilities	2,550,759	2,352,653
Customer deposits and deferred revenue	660,586	774,518
Factoring obligation	865,854	934,930
Notes payable - current portion	176,700	118,000
Current portion of convertible debt, net of discount	2,740,000	2,740,000
Total current liabilities	9,616,645	9,556,989
Convertible debt and notes payable	-	67,700
Other long term liabilities	-	302,227
Total long –term liabilities	-	369,927
Total liabilities	9,616,645	9,926,916
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $.0001 par value, issued and outstanding 341 and 344, shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 71,308,641 and 70,800,775 shares, respectively	7,131	7,080
Treasury stock, at cost, held 1,550,000 and 1,550,000 shares, respectively	(775,000)	(775,000)
Additional paid-in capital	32,106,357	31,967,753
Accumulated deficit	(34,711,632)	(35,016,791)
Total stockholders’ equity (deficit)	(3,373,143)	(3,816,957)
Total liabilities and stockholders’ equity	$6,243,502	$6,109,959

See accompanying notes to unaudited condensed consolidated financial statements

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2013 and 2012

	2013	2012
Sales of equipment	$2,144,434	$4,004,960
Sales of service and parts	3,159,644	1,845,952
Net sales	5,304,078	5,850,912

Material cost and labor for equipment	1,759,599	3,584,272
Material cost and labor for service and parts	1,890,076	1,042,691
Total cost of sales	3,649,675	4,626,963
Gross profit	1,654,403	1,223,949
Operating expenses:
Selling and service expenses	860,027	772,066
General and administrative expenses	430,493	384,519
Research and development	1,548	-
Corporate overhead	89,879	117,799
Depreciation and amortization	83,879	86,660
Gain on sale of fixed assets	(822)	3,405
Total operating expenses	1,465,004	1,364,449
Operating income	189,399	(140,500)
Other Expenses
Interest expense, net	158,759	211,682
Amortization of debt discount and financing costs	-	27,562
Gain (loss) related to lease obligation	(272,227)	110,639
Change in fair value of embedded conversion feature	-	(19,623)
Change in fair value of warrants	(584)	(111)
Total Other Expense, net	(114,052)	330,149
Net Income (loss)	303,451	$(470,649)
Weighted average number of shares outstanding	71,308,641	50,409,974
Basic and diluted (loss) per common share	$0.00	(0.01)

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2013 and 2012

	2013	2012
Sales of equipment	$8,148,002	$9,782,061
Sales of service and parts	8,244,440	4,681,664
Net sales	16,392,442	14,463,725

Material cost and labor for equipment	6,812,992	8,432,784
Material cost and labor for service and parts	4,806,238	2,385,610
Total cost of sales	11,619,230	10,818,394
Gross profit	4,773,212	3,645,331
Operating expenses:
Selling and service expenses	2,500,445	2,103,108
General and administrative expenses	1,122,094	1,099,696
Research and development	12,047	-
Corporate overhead	313,157	433,993
Depreciation and amortization	250,006	262,630
Gain on sale of fixed assets	(6,528)	2,456
Total operating expenses	4,191,221	3,901,883
Operating income (loss)	581,991	(256,552)
Other Expenses
Interest expense, net	524,222	693,560
(Gain) loss related to lease obligation	(272,227)	162,278
Amortization of debt discount and financing costs	8,106	123,026
Change in fair value of embedded conversion feature	(2,943)	(69,392)
Change in fair value of warrants	19,674	(9,054)
Total Other Expense, net	276,832	900,418
Net Income (loss)	305,159	$(1,156,970)
Weighted average number of shares outstanding	71,156,500	41,250,487
Basic and diluted (loss) per common share	$0.00	$(0.03)

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012

Operating activities:	2013	2012
Net Income (loss)	$305,159	$(616,185)

Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	120,016	123,103
Depreciation and amortization	250,006	175,471
Amortization of debt discount and financing costs	8,106	95,464
Stock issued for services	9,000	24,941
Change in fair value of lease obligation	(272,227)	66,341
Change in fair value of warrants	19,674	(8,942)
Change in fair value of embedded conversion	(2,943)	(49,769)
Gain on sales of fixed assets	(6,528)	(949)
Changes in operating assets and liabilities:
Accounts receivables	(466,386)	(698,388)
Inventory	30,855	(79,929)
Other assets	(128,315)	(18,947)
Accounts payable	(15,204)	(292,622)
Accrued liabilities and customer deposits	15,097	272,546
Net cash used in operating activities	(133,690)	(1,079,516)
Investing activities:
Purchase of fixed assets	(50,628)	(31,246)
Proceeds from sales of fixed assets	5,805	40,622
Net cash (used) provided in investing activities	(44,823)	9,376
Financing activities:
Proceeds provided by convertible debt	-	360,000
Net borrowings from factoring obligation	(69,076)	747,674
Proceed of promissory note	-	67,700
Payment of notes payable	(9,000)	(110,370)
Cost associated with stock issuances	(75)
Net cash (used) provided by financing activities	(78,151)	1,065,004
Increase (decrease) in cash and cash equivalents	(256,664)	(5,136)
Cash and cash equivalents, beginning of year	304,374	139,432
Cash and cash equivalents, end of period	$47,710	$134,296

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

At September 30, 2013 and December 31, 2012, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

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

Going Concern

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. The Company’s   net income for the three months ended September 30, 2013 was 303,451, the second profitable quarter in 2013. The net income for the nine months ended September 30, 2013 was $305,159. At September 30, 2013, the Company had an accumulated deficit of $34,711,632. The Company believes it will be profitable for the year 2013 and is in the process of restructuring its balance sheet.  However, the accumulated deficit and the notes that are in default raise substantial doubt as to the Company’s ability to continue as a going concern.  These Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

The Company has achieved positive EBITDA for several past quarters and has a positive Net Income for the 2nd and 3rd quarters of 2013 and the entire first 9 months of 2013.  The Company expects to continue to operate in both a positive EBITDA and Net Income manner for the foreseeable future and this should have a beneficial impact on the Company’s ability to continue its operations.

.
Management has been successful in extending the majority of the Convertible Notes to a new due date of July 1, 2014. These extensions were achieved to allow the Company the time to complete its restructuring of the balance sheets. These note holders will convert their notes and accrued interest into equity if the Company can obtain additional capital.

.
Management will continue to take steps to expand and increase its service sales and work order flow.  Service sales account for the highest margins of any business segment and the quickest turnaround in terms of customer payments.

.
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

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three and six months ended September 30, 2013 and 2012, the Company has entered into several non-cash transactions in order to provide financing for the Company and to conserve cash. The table below shows the transactions that occurred during the periods presented.

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2013		2012	2013	2012
Stock issued for services		$-	$-	$8,000	$44,500
Common stock issued for conversion of Series D Preferred Stock		$-	$-	$-	$30,000
Stock issued for the conversion of convertible debt	$		$68,900	$2,913	$132,971
Accounts Payable settled with stock		$-	$-	$-	$39,002

Interest paid for the three months ended September 30, 2013 and 2012 were $23,180 and $28,979, respectively. The interest paid for the nine months ended September 30, 2013 and 2012 were $71,351 and $82,061. The factoring fees paid for the three months ended September 30, 2013 and 2012 were $34,579 and $91,772, respectively. The factoring fees for the nine months ended September 30, 2013 and 2012 were $156,804 and $260,456.

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

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.   As of September 30, 2013 and December 31, 2012 there were no amounts that had been accrued in respect to uncertain tax positions. None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2009 and later remain subject to examination by the IRS and respective states

The Company has not recorded any taxes payable for the three and nine months ended September 30, 2013, as it has net operating losses that will offset any tax liabilities.

Earnings or Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss or earnings for common shareholders is increased for any preferred dividends. As of September 30, 2013 and 2012, the Company had potentially dilutive shares of 174.016,944 and 126,634,631 related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive.

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

New Accounting Standards and Updates Not Yet Effective

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

In July, 2013 the FASB issued an Accounting Standards Update 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists.” This update will be effective for fiscal years and interim periods within those years beginning after December 15, 2013, The Company will evaluate its provision to determine its impact on our Consolidated Financial Statements, Other Accounting Standards Updates not effective until after September 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	September 30,	December 31,
	2013	2012
Parts	$616,982	$543,551
Work in process	477,333	577,297
Finished goods	68,736	85,251
Obsolescence reserve	(107,753)	(150,000)
Total	$1,055,298	$1,056,099

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statement

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
Short -Term Debt	2013	2012
Convertible Notes bearing interest at 12% due on demand	$240,000	$650,000
Convertible Note bearing interest at 12% due July 2014	2,500,000	1,890,000
Convertible Note bearing interest at 8% due April 2013		200,000
Promissory Note bearing interest at 12%% due July 1, 2014	100,000	100,000
Promissory Note bearing interest at 8% due March 9, 2014	67,700
Other loans in default	9,000	18,000
	$2,916,700	2,858,000
Long-term
Promissory Note bearing interest at 8% due March 9, 2014	$-	$67,700
Total Debt	$2,916,700	$2,925,700

As of September 30, 2013, certain note holders totaling a principal balance of $2,500,000 agreed to extend their note to July 1, 2014 in return for reducing their conversion price from $0.12 to $0.05. Since the new conversion price is higher than the current stock price there is no beneficial conversion feature to be recognized. In addition, a promissory note for $100,000 has also been extended to July 1, 2014. If the Company is successful in restructuring its Balance Sheet these notes and their accrued interest will convert into equity securities.

At September 30, 2013 the Company was in default on $240,000 of convertible notes payable. These notes are accruing interest at the annual default rate of 12%. These note holders will be given the option to convert into an equity security; however they have not extended their notes. The other loans consist of a note for $9,000. The Company paid off this Note as of the date of this filing.

NOTE 4 - FACTORING AGREEMENT

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

The amended Agreement allows the Company to sell, transfer and assign its receivables to Harborcove. In return Harborcove will loan the Company 90% of the face value of the receivable. The balance, less factoring fees and interest, are paid to the Company once the final payment is received. Harborcove has the right to reject any receivables that do not meet their credit requirement approvals. The Company pays a fee on each invoice purchased by Harborcove equal to 1.00% (as amended) of the face value of the invoice, with a minimum fee of $5.00. The Company also pays interest on the amount advanced at prime plus 4.5%. If a receivable is not paid within 90 days of the invoice date or 45 days from due date, Harborcove can chargeback the receivable to the Company, unless the debtor was credit approved and the sole reason for not paying is financial difficulty.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The security for this amended Agreement includes all the assets of the Company including the assets of TEWI, Stanza and SSI.

The amounts outstanding at September 30, 2013 and December 31, 2012 were $865,854 and $934,930, respectively. The factoring fees for the nine months ended September 30, 2013 and 2012 were $156,804 and $260,456 respectively. The interest expenses on this amended Agreement for the nine months ended September 30, 2013 and 2012 were $71,351 and $80,596 respectively. The factoring fees have been reclassified as additional interest expense.

On September 30, 2013, the Company has given 60 days notice to Harborcove that they do not plan to continue this factoring agreement as the Company believes given the continuing profitability, the Company will be able to replace this line with a credit line or a lower cost factoring arrangement.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
	2013	2012
Accrued Compensation	$532,770	$604,785
Accrued Interest	991,480	732,291
Embedded conversion feature at fair value	-	2,942
Common stock warrants, at fair value	20,437	763
Purchase obligation on stock option, at fair value	250,000	250,000
Owed per assets agreement with Stanza Systems	247,478	278,137
Accrued costs on completed jobs	321,828	232,695
Accrued sales tax	168,522	246,355
Accrued other	18,244	4,685
	$2,550,759	$2,352,653

The amount listed as purchase obligation on stock option is a stock option that permits the holder to demand payment in lieu of exercising the option. The Company has payment plans to paid past due sales taxes with various state agencies.

NOTE 6 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 35% for the reason set forth below for the periods below:

	Three Months Ended		Nine Months Ended
	September 30.		September 30.
	2013	2012	2013	2012
Income taxes at the statutory rate	$106,208	$(160,021)	$106,806	$(393,370)
Utilization of NOL	(110,262)	-	(119,450)	-
Valuation Allowance		150,437		351,919
Permanent differences and other	4,054	9,584	12,644	41,451
Total income tax	$-	$-	$-	$-

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following presents the components of the Company’s total income tax provision:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Current expense	$110,262	$-	$119,450	$-
Deferred benefit	(110,262)	(150,437)	(119,450)	(351,919)
Change in valuation	-	150,437	-	351,919
Total	$-	$-	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of primary temporary differences giving rise to deferred tax assets and liabilities for the three and nine months ended September 30 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Deferred tax assets
Amortization	6,884	1,861	20,652	5,670
Non qualify stock option expense	13,932	20,615	42,006	61,881
Fair value loss	-		5,856
Operating losses carry forward	7,101,687	6,672,624	7,098,471	7,095,577
Deferred Tax Liabilities
Fair value income	(204)	(6,907)	-	(26,672)
Depreciation	(3,400)	(5,588)	(10,200)	(19,637)
Net deferred assets	7,118,899	6,682,605	7,156,785	7,116,819
Valuation Allowance	(7,118,899)	(6,682,605)	(7,156,785)	(7,116,819)
	$-	$-	$-	$-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized any taxable income since its inception.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

At September 30, 2013 the Company had consolidated federal net operating losses of $20,400,795. The expiration dates of these net operating losses are as follows:

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

For the nine months ended September 30, 2013, no shares were converted

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

NOTE 8 – LEASE OBLIGATION SETTLEMENT

On September 19, 2013, The Company and Paragon Operating Associates, L.P. reached a settlement agreement to resolve the judgment of $302,227.15 for unpaid rent by Stanza. The settlement agreement is for the Company to pay $30,000 in 10 equal installments of $3,000 each. The Company had previously recognized the judgment in other expense during years 2011 and 2012. The company has recognized the reversal of 272,227.15 as other income in the third quarter 2013. Under the agreement if Stanza’s customer extends its contract additional payments of $3000 per month will be due to the end of the extension period. The Company does not believe this contract will be extended past its expiration on December 31, 2013.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9– TREASURY SHARES

On June 30, 2009, the Company offered to the common shareholders that were converted in the Series D Convertible Preferred stock offering the opportunity to exchange the Company Common Stock received into units of Series D Preferred Stock. A total of 2,740,000 shares of the Company Common Stock were repurchased for 137 Units of Series D Preferred Stock and 456,621 of detachable Class A Warrants and 456,621 of detachable Class B Warrants. These warrants have expired. During the nine months ended September 30, 2013, no treasury shares were converted into Common Stock.

NOTE 10 – STOCK OPTIONS

The Company did not issue any stock options in the nine months ended September 30, 2013. The Company issued nonqualified stock options to employees on January 16, 2012. These options were not issued under any plan that required stockholder approval. The Company believes that such stock options align the interest of its employees with the shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company common stock at the date of grant. The options granted to employees have a term of 10 years with a vesting commencing on January 16, 2013 over the four year period.   The Company used the Black-Scholes method to evaluate the value of the options. The option granted on March 27, 2012 was to a member of our advisory board. The option is for 5 years and vesting immediately. We determined that the value of the option was $11,405 and will be charged to income over the one-year term to serve as an advisory board member. The expected volatility is computed based on a twelve month standard deviation of our month ended closing price. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at time of grant. Below are the parameters in determining the fair value of these options.

2012
Expected volatility	96%
Vesting period	5
Expected term	7
Expected dividends	0%
Risk free rate	1%

The following is a table shows a summary of activity for the nine months ended September 30, 2013 and the year ended December 31, 2012:

Outstanding December 31, 2011	7,735,000	$0.31
Granted January 16.2012	4,025,000	$0.07
Granted March 27 2012	500,000	$0.02
Exercised
Forfeited	(2,030,000)	$0.26
Outstanding December 31, 2012	10,230,000	$0.31
Granted	-
Exercised	-
Forfeited	(82,500)	$0.19
Outstanding September 30, 2013	10,147,500	$0.23
Exercisable September 30, 2013	6,900,125	$0.24

As of September 30, 2013, the nonvested options totaled 3,247,375 shares. There is approximately $200,000 of unrecognized compensation and share-based expense arrangements that have been granted. These costs will be recognized over a weighted average period of 2.25 years. At June 30, 2013, the aggregate intrinsic value of exercisable stock options was $201,000.

NOTE 11 – COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2013 the Company issued the following shares of common stock:

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

NOTE 12 - COMMON STOCK WARRANTS

There were no warrants issued during the nine months ended September 30, 2013. There were no warrants exercised during the nine months ended September 30, 2013, however 6,011,250 of warrants expired without being exercised. The following table shows the warrants outstanding at September 30, 2013:

Number of		Exercise	Expiration
Warrants	Purpose	Price range	Date
200,000	Acquisition of Grove Power, Inc.	$0.01	Jan-2014
2,143,425	Extension of Convertible Notes	$0.10	Apr-2017
230,000	Convertible Debt Offering 2009/2010	$0.25	Dec-2014 –Mar 2015
2,250,000	Convertible Debt Offering 2010	$0.15	Jan-2015 - Nov -2015

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

1.
Common Stock Warrants are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term. The following were the assumptions used to compute the fair value:

	September 30.	December 31,
	2013	2012
Common stock price	$0.0315	$0.01
Exercise price	$0.15	$0.15
Volatility	131.50%	89.80%
Interest rate	0.09%	1.50%
Remaining Terms	2 yrs	3 yrs

2.
Embedded beneficial conversion options were determined by using the Black –Scholes methods with the following input variables at December 31, 2012. This conversion feature was fully exercise during the nine months ended September 30, 2013

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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of September 30, 2013.

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$20,437	$20,437
Purchase obligations for stock option			$250,000	$250,000

Total			$270,437	$270,437

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2012:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$763	$763
Purchase obligations for stock option			$250,000	$250,000
Embedded beneficial conversion option			$2,942	$2,942
Total			$253,705	$253,705

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Level 3
Liabilities
Balance at December 31, 2012	$253,705
Change in fair value of embedded conversion	(2,942)
Change in fair value of stock options	19,674
Balance September 30, 2013	$270,437

Note 14 –Segment Data

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

For the Three Months Ended September 30, 2013
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$2,144,434	$3,159,644		$5,304,078
Cost of Sales	1,759,599	1,890,076		3,649,675
Gross profit	384,835	1,269,568		1,654,403

Operating Expenses:
Selling and service expenses	218,738	641,289		860,027
General and administrative expenses	123,225	252,477		375,702
Research and development			1548	1,548
Depreciation & amortization	23,924	59,781	174	83,879
Corporate overhead	-	-	89,879	89,879
Gain or loss on fixed asset	-	(100)	(722)	(822)
Operating Expense	365,887	953,447	90,879	1,410,213
Operating Income (Loss)	$18,948	$316,121	$(90,879)	$244,190
Total assets	$2,108,476	$2,687,494	$1,447,531	$6,243,501

For the Three Months Ended September 30, 2012
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$4,004,960	$1,845,952		$5,850,912
Cost of Sales	3,584,272	1,042,691		4,626,963
Gross profit	420,688	803,261		1,223,949

Operating Expenses:
Selling and service expenses	370,483	401,583		772,066
General and administrative expenses	157,937	226,582		384,519
Depreciation & Amortization	33,320	52,684	656	86,660
Corporate overhead	-	-	117,799	117,799
Gain or loss on fixed asset	-	3,453	(48)	3,405
Operating Expense	561,740	684,302	118,407	1,364,449
Operating Income (Loss)	(141,052)	118,959	(118,407)	(140,500)
Net Loss	$(214,193)	$100,327	$(356,783)	$(470,649)
Total assets	$2,645,829	$2,233,572	$1,995,037	$6,874,438

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$8,148,002	$8,244,440		$16,392,442
Cost of sales	6,812,992	4,806,238		11,619,230
Gross profit	1,335,010	3,438,202		4,773,212

Operating Expenses:
Selling and service expenses	701,364	1,799,081		2,500,445
General and administrative expenses	304,536	817,558		1,122,094
Research and development	-	-	12,047	12,047
Depreciation & amortization	71,967	177,199	840	250,006
Loss (gain) on sale of fixed assets	-	(5,805)	(723)	(6,528)
Corporate overhead	-	-	313,157	313,157
Operating expense	1,077,867	2,788,033	325,321	4,191,221
Operating income (loss)	$257,143	$650,169	$(325,321)	$581,991
Total assets	$2,108,476	$2,687,494	$1,447,531	$6,243,501

For the Nine Months Ended September 30, 2012
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$9,782,061	$4,681,664		$14,463,725
Cost of sales	8,432,784	2,385,610		10,818,394
Gross profit	1,349,277	2,296,054		3,645,331

Operating Expenses:
Selling and service expenses	977,163	1,125,945		2,103,108
General and administrative expenses	451,009	648,687		1,099,696
Depreciation & amortization	104,837	155,741	2,052	262,630
Loss (gain) on sale of fixed assets	(60)	1,609	907	2,456
Corporate overhead	-	-	433,993	433,993
Operating expense	1,532,949	1,931,982	436,952	3,901,883
Operating income (loss)	$(183,672)	$364,072	$(436,952)	$(256,552)
Total Assets	$2,645,829	$2,165,781	$1,542,555	$6,354,165

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Sales

Sales for the three months ended September 30, 2013 were $5,304,078 compared to $5,850.912 for the three months ended September 30, 2012. The following table summarizes our sale by their segments:

	Power	Energy
	Distribution	Services
2013	$2,144,434	$3,159,644
2012	4,004,960	1,845,952
Increase (decrease)	$(1,860,526)	$1,313,692
Percent Change	-46%	71%

The lower sales in Power Distribution segment were attributable to the Company's decision to close the Power Distribution of our Florida office effective August 1, 2012 as it was not profitable. The sales for the Florida office in third quarter of 2012 were $409,000. In addition, our New York office Power Distribution completed a $1.2 million project in the third quarter of 2012 for a national energy company which contributed significantly to the revenues for that quarter.

   The increased sales in the Energy Services segment are mainly attributable to the increased sales to national accounts. Sales to national accounts for the three months ended September 30, 2013 totaled $1,437,000 compared to $627,000 in the three months ended September 30, 2012 The sales increase in Energy Services is also partially attributable to the retrofitting of pollution control equipment as required by the EPA on older generators that are non-emergency standby units, prime power applications, load management/peak shaving and rental units. In the three months ended September 30, 2013, sales for the retrofitting were $371,000. Our traditional service programs, UPS and part sales were increased approximately 11% over the three months ended September 30, 2012.

Cost of Sales

Cost of sales was $3,649,675 for the three months ended September 30, 2013 compared to $4,626,963 for the three months ended September 30, 2012.

	Power	Energy
	Distribution	Services
2013	$1,759,599	$1,890,076
2012	3,584,272	1,042,691
Increase (decrease)	$(1,824,673)	$847,385
Percent of Sales
2013	82.1%	59.8%
2012	89.5%	56.5%

The decrease in cost of sales in the Power Distribution lower sales volume as noted above.  The high percentage of cost of sales in 2012 was attributable to a large project for New York that had very low margins.  The percentage of cost of sales for 2013 is in the accepted range of 82 to 86 percent of sales.

The higher costs for our Energy Services Segment are attributable to the higher sales volume. The increase of cost as a percentage of sales is attributable to a change in the mix of products. The national account program and the retrofitting of pollution control equipment have higher costs because we use subcontractors and incur expensive material costs for the pollution equipment, with an average cost as a percentage of sales of approximately 70%. These two products accounted for 57% of our Energy Service sales for the three months ended September 30, 2013 compared to 34% for the three months ended September 30, 2012. The percentage cost of sales for our traditional service business for the three months ended September 30, 2013 was 45%, consistent with prior periods.

Sales and Service Expenses

Sales and services expenses include all of sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Sales and Service expenses were $860,027 for the three months ended September 30, 2013, compared to $772,066 for the three months ended September 30, 2012. The following table summarizes the areas of costs in this category:

	Power	Energy
	Distribution	Services
2013
Payroll related costs	$194,727	$476,015
Shared based compensation	7,142	28,247
Other	16,869	137,027
Total	$218,738	$641,289
2012
Payroll related cost	$304,076	$327,909
Shared based compensation	6,252	12,896
Other	49,888	71,045
Total	$360,216	$411,850

Increase (decrease)	$(141,478)	$229,439
Percent of Sales
2013	10.2%	20.3%
2012	9.0%	22.3%

The decrease in the Power Distribution costs is attributable to the Company decision to discontinue the sales operations in our Florida office as it was not a profitable operation.

The increase in costs in the Energy Service segment is primarily attributable to the increasing volume of business being driven by our national account program.  The increase in the Energy Service Other category was primarily attributable to an inventory write off of $46,000, higher vehicle maintenance costs and greater use of consumables and small tools due to higher number of jobs.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facility and office functions which we can allocate to our segments. General and administrative expenses were $430,493 for the three months ended September 30, 2013, compared to $384,519 for the three months ended September 30, 2012. The following table breaks out general and administrative expenses by segment for the three months ended September 30, 2013 and 2012:

	Power	Energy
	Distribution	Services
2013
Payroll related costs	$30,649	$66,848
Shared based compensation	1,893	1,893
Facilities	29,373	90,786
Other	61,310	92,950
Total	$123,225	$252,477
2012
Payroll related cost	$31,326	$62,150
Shared based compensation	4,753	11,681
Facilities	62,245	70,637
Other	59,613	82,114
Total	$157,937	$226,582

Increase	$(34,712)	$25,895

The increase in payroll related costs in the Power Distribution and the Energy Service is attributable to an increase in the number of support staff in our Minnesota office, as this office performs accounting functions for all operating division. In addition, the Energy Services segment includes the costs related to the Chief Technical Officer whose primary function is to assure our monitoring system is operating properly.   The increase in the Energy Service facilities costs is attributable to the Florida office rent which was allocated 50/50 between the two segments in 2012. However, this office is now service only all costs on allocated to the Energy Service segment.

Research and Development

We entered into a contract in September 2010 with a third party to design and develop a remote monitoring system dedicated to onsite power generation equipment.  We believe that there are few alternatives available in the market place that support the management of onsite power generators in the manner that is required by peak shaving, demand response and energy efficiency programs, and so to better serve these marketplaces, Titan needed to develop its own monitoring program. The Company has completed this software package and has begun to market it to customers. In the three months ended September 30, 2013, we incurred $1,548 of additional costs to enhance the program to monitor RICE NESHAP data.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the three months ended September 30, 2013 was $89,879 as compared to $117,799 for the three months ended September 30, 2012. The following table show expenses related to corporate activities:

	2013	2012
Payroll related activates	$73,103	$71,082
Stock Compensation	632	22,319
Professional Fees	225	10,941
Travel	7,024	570
Other	8,895	12,887
Total	$89,879	$117,799

The reduction in share based compensation is attributable to the fact that previous stock options have fully vested and expensed in prior years. This represents a 300,000 share stock option with an exercise price of $0.07 for the CFO vesting over four years. The reduction in professional fee is attributable to not using an advisory board this year. The increase in travel was due to the Company working with firms to raise additional capital.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the three months ended September 30, 2013 was $83,879 compared to $86,660 in the three months ended September 30, 2012. The reduction of expense is attributable to a fully amortized customer list as of the end of 2012 and some fixed assets that have been fully depreciated.

Other Expenses

The following table below is summarizing the items in this category:

	2013	2012
Interest expense, net	$124,180	$119,909
Factoring Fees	34,579	91,772
(Gain) Loss related to lease obligation	(272,227)	110,639
Amortization of debt discount	-	19,457
Amortization of deferred financing costs	-	8,106
Change in fair value of embedded conversion feature	-	(19,623)
Fair value of warrants	(584)	(111)
Total	$(114,052)	$330,149

The decrease in factoring fees is attributable to lower receivables that were factored and a change in the factoring agreement.  The debt discount and financing costs related to the convertible debt was fully amortized in 2012. The amount amortized as deferred financing cost was fully amortized at the end of the first quarter 2013.

The gain related to the lease obligation is attributable of Settlement Agreement reached with Paragon Operating Associates, L.P. The company in previous years recoded the full judgment of $302,227.15. Under this agreement the Company will pay a sum of $30,000 in 10 equal monthly installments, Additional payments may be due if the Stanza contract with a customer is extended beyond its expiration date of 12/2013.  The Company does not intend to extend the contract.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Sales

Sales for the nine months ended September 30, 2013 were $16,392,442 compared to $14,463,725 for the nine months ended September 30, 2012. The following table summarizes our sales by their segments:

	Power	Energy
	Distribution	Services
2013	$8,148,002	$8,244,440
2012	9,782,061	4,681,664
Increase (Decrease)	$(1,634,059)	$3,562,776
Percent change	-17%	76%

The lower sales in the Power Distribution segment was attributable to a large project sold in 2012 through our New York office for $1.2 million, and the Company’s decision to close the Power Distribution of our Florida office effective August 1, 2012 as it was not profitable. Sales for the Florida office in the first half of 2012 were $1.1 million. The actual sales growth without the large project for New York and Florida Power Distribution sale would be 8.5% for the first nine months of 2013.

The increased sales in the Energy Services segment are primarily attributable to  the retrofitting of pollution control equipment as required by the EPA on older generators that are non-emergency standby units, prime power applications, load management/peak shaving and rental units. In the nine months ended September 30, 2013, sales for the retrofitting were $1,578,000. Sales to national accounts for the nine months ended September 30, 2013 totaled $2,973,000 compared to $1,424,000 in the nine months ended September30, 2012. Sales for our traditional service programs, UPS and part sales increased approximately 13% over the nine months ended September30, 2012.

Cost of Sales

Cost of sales was $11,619,230 for the nine months ended September 30, 2013 compared to $11,818,394 for the nine months ended September 30, 2012.

	Power	Energy
	Distribution	Services
2013	$6,812,992	$4,806,238
2012	8,432,784	2,385,610
Increase (Decrease)	$(1,619,792)	$2,420,628
Percent of Sales
2013	83.6%	58.3%
2012	86.2%	51.0%

 The decrease in cost of sales in the Power Distribution is due to lower volume as noted above and the high cost of sale in 2012 of the New York large project. The percentage of sales has historically been in the range of 82 to 85 percent of sales which is consistent with the 2013 percentage shown in the table above.

The higher costs for our Energy Services Segment are attributable to the higher sales volume. The increase of cost as a percentage of sales is attributable to a change in the mix of products. The national account program and the retrofitting of pollution control equipment have higher costs because we use subcontractors for the national account program and incur expensive material costs for the pollution equipment, with an average cost as a percentage of sales of approximately 70%. These two products comprised 55% of our Energy Service sales for the nine months ended September 30, 2013 compared to 30% for the nine months ended September 30, 2012. The percentage cost of sales for our traditional service business for the nine months ended September 30, 2013 was 42%.

Sales and Service Expenses

Sales and services expenses include all of sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Sales and Service expenses were $2,500,445 for the nine months ended September 30, 2013 compared to $2,103,108 for the nine months ended September 30, 2012. The following table summarizes the areas of costs in this category:

	Power	Energy
	Distribution	Services
2013
Payroll related costs	$628,802	$1,392,935
Shared based compensation	21,605	85,100
Other	50,957	321,046
Total	$701,364	$1,799,081
2012
Payroll related cost	$896,378	$894,734
Shared based compensation	18,893	38,315
Other	61,892	192,896
Total	$977,163	$1,125,945

Increase (Decrease)	$(275,799)	$673,136
Percent of Sales
2013	9%	22%
2012	10%	24%

The decrease in the Power Distribution costs is attributable to the Company’s decision to discontinue the equipment sales operations in our Florida office as it was not profitable.

The increase in costs in the Energy Service segment is primarily attributable to the increasing volume of business being driven by our national account program and our work on RICE/NESHAP product. The increase in the Energy Service “Other” category was primarily attributable to higher vehicle maintenance costs, recruiting fees, greater use of consumables and small tools and inventory adjustments.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facility and office functions which we can allocate to our segments. General and administrative expenses were $1,122,094 for the nine months ended September 30, 2013, compared to $1,099,696 for the nine months ended September 30, 2012.  The following table itemizes general and administrative expenses for the nine months ended September 30, 2013 and 2012:

	Power	Energy
	Distribution	Services
2013
Payroll related costs	$102,880	$192,614
Shared based compensation	5,708	5,708
Facilities	85,515	241,613
Travel	46,170	81,504
Other	64,263	296,119
Total	$304,536	$817,558
2012
Payroll related cost	$82,299	$203,973
Shared based compensation	19,378	35,978
Facilities	169,311	184,809
Travel	49,729	46,707
Other	130,292	177,220
Total	$451,009	$648,687

Increase (Decrease)	$(146,473)	$168,871

The increase in payroll related costs in the Power Distribution and the Energy Service is attributable to an increased number of support staff in our Minnesota office, as this office performs accounting functions for all operating divisions. The decrease in “Other cost” amount in Power Distribution is attributable to a bad debt recovery totaling $69,300.  The increase in the Energy Service “Travel Cost” is attributable to the additional travel by our CEO, CTO, Accounting Manager, President and Service Manager to have operational meetings with onsite personnel.

Research and Development

We entered into a contract in September 2010 with a third party to design and develop a remote monitoring system dedicated to onsite power generation equipment.  We believe that there are few alternatives available in the market place that support the management of onsite power generators in the manner that is required by peak shaving, demand response and energy efficiency programs, and so to better serve these marketplaces, Titan needed to develop its own monitoring program.  The Company has completed this software package and has begun to market it to customers. In the nine months ended September 30, 2013, we incurred $12,047 of additional costs to enhance the program to monitor RICE/NESHAP data.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the nine months ended September 30, 2013 was $313,157 as compared to $433,993 for the nine months ended September 30, 2012. The following table shows expenses related to corporate activities:

	2013	2012
Payroll related activates	$245,764	$240,412
Stock Compensation	1,895	69,446
Professional Fees	11,532	54,382
Travel	12,028	17,443
Other	41,938	52,310
Total	$313,157	$433,993

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

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the nine months ended September 30, 2013 was $250,006 compared to $262,630 in the nine months ended September 30, 2012.  The reduction of expense is attributable to a fully amortized customer list as of the end of 2012 and some fixed assets that have been fully depreciated.

Other Expenses

The following table below summarizes the items in these categories for the nine months ended September 30:

	2013	2012
Interest expense, net	$367,418	$433,104
Factoring Fees	156,804	260,456
(Gain) Loss related to lease obligation	(272,227)	162,278
Amortization of debt discount	-	105,625
Amortization of deferred financing costs	8,106	17,401
Change in fair value of embedded conversion feature	(2,943)	(69,392)
Fair value of warrants	19,674	(9,054)
Total	$276,832	$900,418

The decrease in interest expense is attributable to reduced finance charges from vendors and governmental agencies. The lower factoring fees are attributable to the change in our factoring agreement and lower level of factoring receivables. The debt discount related to the convertible debt was fully amortized in 2012 and the amount amortized in 2013 relates to deferred financing costs that was fully amortized in the first quarter of 2013.

The gain related to the lease obligation is attributable of Settlement Agreement reached with Paragon Operating Associates, L.P. The company in previous years recoded the full judgment of $302,227.15. Under this agreement the Company will pay a sum of $30,000 in 10 equal monthly installments, Additional payments may be due if the Stanza extends the current contract which is set to expire at the end of this year. The Company does not plan to extend the contract.

Liquidity and Capital Resources

The Company recorded net income for the nine months ended September 30, 2013 of $305,159. As of September 30, 2013 we have an accumulated deficit $34,711,632.  On September 30, 2013 we were in default on $240,000 of convertible notes.  At June 30, 2013, certain note holders elected to extend their convertible notes until July 1, 2014 in order to help the Company restructure their balance sheet and raise some additional capital. The total notes extended were $2,475,000. Under the extension the note holders received a reduce conversion price from $0.12 to $0.05.  With the improving financial results and settling some lawsuits, the Company believes it will be able to raise additional capital.   While there is no guarantee that these efforts will result in any new capital for the Company, these potential funds would have a significant impact on the Company financial position and its cash flow.

The Company has had periodic difficulties keeping current with various suppliers during the past few years. Most of our major vendors require us to pay in 30 days, however collection of payment from our customers takes an average of 60 days and therefore we have used our factoring obligation to pay our suppliers in a timely manner. The cost of the factoring fees and interest paid to factor our receivable for the nine months ended September 30, 2013 was $228,156. These extra costs have had an adverse impact on our liquidity position. The Company has given notice to our factoring company that we plan to terminate this agreement and replace it with a lower cost credit agreement.

The Company was profitable for the second and third quarter and for the nine months ended September 30, 2013. This profitability will allow us to generate sufficient cash flow to operate the business. The Company believes it will have its first profitable year in its history and will be able to utilize some of their tax loss carryforwards to minimize tax expenses.

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

The GAAP measure most comparable to adjusted EBITDA is GAAP net income (loss): reconciliation for adjusted EBITDA to GAAP net income (loss). The following is an explanation of non-GAAP, adjusted EBITDA that we utilize, including the adjustments that management excludes as part of the adjusted EBITDA measures for the three and nine months ended September 30, 2013 and 2012, respectively, as well as reasons for excluding individual items.

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

The reconciliation of adjusted EBITDA to net loss is set forth on the next page:

Reconciliation of adjusted EBITDA to GAAP Net Income (Loss)

For the three and nine months ended September 30 2013 and 2012

	Three Months Ended September 30,
	2013	2012
Net (Income) loss	$303,451	$(470,649)
Add back:
Depreciation and amortization	83,879	86,660
Stock based compensation	39,806	69,342
Interest expense and factoring fees	158,759	211,682
(Gain) or loss on lease obligation	(272,227)	110,639
Amortization of debt discount	-	27,562
Fair value adjustment of conversion feature	-	(19,623)
Fair value adjustment on warrants	(584)	(111)
Adjusted EBITDA	$313,085	$15,502

	Nine Months Ended September 30,
	2013	2012
Net (Income) loss	$305,159	$(1,156,970)
Add back:
Depreciation and amortization	250,006	262,630
Stock based compensation and payments	138,457	217,386
Interest expense and factoring fees	524,222	693,560
(Gain) or loss on lease obligation	(272,227)	162,278
Amortization of debt discount	8,106	123,026
Fair value adjustment of conversion feature	(2,943)	(69,392)
Fair value adjustment on warrants	19,674	(9,054)
Adjusted EBITDA	$970,454	$223,464

Off-Balance Sheet Arrangements

None.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September30.2013 covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended  September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

The Company subsidiary Titan Energy Development, Inc. (“TEDI”) has been sued by TEDI’s landlord (the “Plaintiff”) for non-payment of the office lease in the name of Stanza Systems, Inc. in Houston, TX. The Plaintiff has received a judgment in the amount of $302,227 on September 24, 2012.  On September 19, 2013, The Company and Paragon Operating Associates, L.P. reached a settlement agreement to resolve the judgment  The settlement agreement is for the Company to pay $30,000 in 10 equal installments. Under the agreement if Stanza extends its contract beyond December 2013, additional payments of $3000 per month will be due until the end of the extension period. The Company does not believe this contract will be extended past it expiration.

ITEM 1A. Risk Factors

Not applicable.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.    Defaults Upon Senior Securities

During the quarter ended September30, 2013 the following securities were in default:

Convertible notes payable, bearing interest at 12%, due on demand	$240,000
Promissory Notes bearing interest at 12%, due on demand	$9,000

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

TITAN ENERGY WORLDWIDE, INC.

Dated: October 21, 2013	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer

Dated: October 21, 2013	By:	/s/ James J. Fahrner
James J. Fahrner Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
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