Form 10-K
period 2013-12-31
Titan Energy Worldwide, Inc.
filed 2014-03-20
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No ☒

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ““accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 30, 2013 (the last business day of the registrant’s most recently completed third fiscal quarter):      $1,625,696

Indicate the number of shares outstanding of the Company’s classes of common stock as of December 31, 2013 was 71,308,641 shares.

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

Overview

We specialize in the sales, service and management of onsite power generation for industrial and commercial customers. By utilizing advanced communication technologies, automated data collection, reporting systems and remote monitoring capabilities, we believe we are creating a new standard for power asset management and are leading the way for critical energy management programs such as demand response and distributed generation. In fact, we believe we are one of the first companies to combine expertise in power generation asset management with real time information processing to create a more reliable and effective approach to onsite power management.

We provide our products and services to customers nationwide. These customers include utilities, major national retailers, telecommunications companies, banks, data centers, grocery stores, hospitals and other health care facilities, schools and colleges, property management companies, government and military facilities, manufacturers, retail stores among others. We are an exclusive dealer/distributor for Generac Power Systems (NYSE:GNRC). We also provide and service automatic transfer switches and Uninterruptible Power Supply (UPS) systems which allow us  to more completely meet the onsite energy management needs of our customers.

We have dedicated considerable resources to developing a technologically superior service program that benefits our customer from a cost and quality standpoint. Our professionally trained technicians service more than 5,000 generators owned by more than 1,000 customers located throughout the United States. We are always striving to advance our capabilities and improve our customers’ experiences. For example, to meet a critical need in our industry, we engineered our own proprietary remote monitoring and automated control system for onsite power generation. In addition, we have developed specialized asset management and auditing tools to more efficiently and cost effectively provide our customers with detailed information about their onsite power systems.  These tools provide Titan with a market advantage over service companies that do not have these technologies as we believe we can complete certain jobs more efficiently, maintain higher levels of service quality and realize higher margins by using these tools.   We have also created a national network of professionally trained service technicians so that we can effectively service equipment in any city of the United States and maintain the same high level of quality for each job at every site.

Since our inception in 2006, we have grown substantially. We reported gross sales revenues of $21,898,288 in 2013, an increase of 14% over 2012.  As discussed in more detail below, 49% of our sales revenues were from power generation equipment and 51% from our service programs.  We have significantly grown our service business which largely consists of recurring revenue service contracts to maintain and manage our customers’ power generation assets. Service sales grew in 2013 from $7,553,874 to $11,076,005 in 2012, an increase of 47%.   Our current equipment backlog at the end of 2013 was nearly $6 million, which represents jobs on hold and purchase orders for new jobs.  These are revenues that are expected to be realized in 2014.   This backlog number, which can fluctuate between $4 million and $7 million, was relatively high for our Company at the end of 2013, and so is suggestive of stronger equipment sales in 2014.

Currently, we are reporting a net profit of $108,215 for 2013.  The Company believes the “Adjusted EBITDA” (a non-GAAP financial measure) is a better indicator of our liquidity position which is calculated by adjusting our cash outflow by the changes in operating assets and liabilities and reducing it by interest expense. Our 2013 adjusted EBITDA was $1,039,245. Based on a number of positive economic factors that are carrying forward into 2014, including increased sales revenues, sales backlog and higher margin service sales, Management believes that the Company can maintain and improve its profitability in 2014.

Significant Recent Developments

The following developments were critical to building our business in 2013:

1.	Expansion of our National Accounts program. We were able to grow our national accounts business by nearly 70%, from $2.2 million in 2012 to $3.7 million in 2013.
2.
Success of our RICE NESHAP program. We realized more than $2.2 million in RICE NESHAP modifications in 2013.  Titan is one of a select number of companies capable of providing the modifications to generators in peak shaving programs required by recent changes in EPA standards for emissions.   In addition to the modifications, Titan is also one of the few companies that offer the specialized monitoring service which is required by the RICE NESHAP standards set forth by the EPA.  Our monitoring system can provide EPA monitoring requirements as well as provide full generator monitoring.  We expect this business to produce about $1 million in revenues in 2014 as the deadlines for these modifications have passed.

3.	Expansion of our Uninterruptible Power Systems (UPS) Business. Our UPS business grew from $92,366 in 2012 to $405,522 in 2013, and produced significant margins for the Company.

Background

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

Beginning January 1, 2011, the EPA introduced the next phase of its Tier 4 emissions control regulations. The regulations limit emissions of oxides of nitrogen, particulate matter, hydrocarbons and carbon monoxide. Non-emergency diesel engines less than 10 liters per cylinder and greater than 175 hp will be required to meet Tier 4 regulations. The term “non-emergency” is very important in this context. Essentially, if an installation is classified as emergency, the power generator must not run unless the primary electrical power source is not available. However, owner/operators are allowed to run their emergency-classified power generators up to 100 hours per year for maintenance and testing. There is no current limit for run time during an emergency or power outage. The challenges facing the electric power industry are unique in a number of areas, particularly with the larger power generators, where regulations focus on reducing nitrogen oxide emissions from generator sets by 90 percent, compared to a 45 percent reduction for other equipment types.

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

Business Segments

We operate under two business segments: Power Distribution Segment and Energy Services Segment. Within these business segments we provide our products and services across five strategic business areas: Emergency and Back-up Power Solutions, Power Maintenance Programs, and Remote Monitoring and Control Technologies. .

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

In 2013, sales of power generation equipment accounted for more than $10,822,283 million or approximately 49% of our business. We provide what we consider to be the most advanced and reliable power generation systems on the market and operate as an exclusive dealer (10KW and above) for Generac Power Systems in three Midwestern states (Minnesota, Iowa and Nebraska). We also sell switchgear, UPS and related equipment used to fully support our customers’ power generation systems.

ENERGY SERVICES SEGMENT

Power Maintenance Programs. Power generation systems represent considerable investments that require proper maintenance and service in order to operate when required during a time of emergency or during a demand reduction request. Titan Energy’s Power Maintenance Programs offer maintenance, repair and support service for our customers’ power generation systems. In 2013 these annualized contracts contributed $11 million (51%) of our gross sales revenues. To support our customers, we maintain warehouses of inventory and parts, a fleet of service trucks and a staff of 14 trained service technicians in the Midwest and Florida.

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

Our Products and Services

Emergency and Back-Up Power Generation Systems.

We provide a variety of customers with power generation equipment, depending on their needs and applications that can range from 5kW to several Megawatts. We also provide the transfer switches, UPS systems and other necessary equipment to create a reliable and dependable power generation system. We are the exclusive distributor for Generac Power Systems in the states of Minnesota, Iowa and Nebraska.   For switch gear, we utilize GE Zenith, ASCO Power Technologies and others. For Uninterruptible Power Supply (UPS) systems, we are an authorized dealer for GE and also represent APC, Eaton-Powerware and other UPS manufacturers.

Generac Power Systems Generators. In the Midwest, through our Titan Energy Services, Inc. (TESI) subsidiary, we are an authorized dealer for Generac Power Systems, Inc. (“Generac”) generators and other products in three Midwestern states. TESI provides products to protect a company’s critical equipment from over/under voltage or outages, transient surges and harmonic distortion. TESI provides a full line of power generation equipment for all kinds of applications, in both diesel and natural gas fuel options. The Generac brand features fully integrated power generation systems that include industrial, commercial, and residential generator sets, as well as automatic transfer switches, controls, fuel tanks, enclosures and remote monitoring software.

For higher kilowatt requirements, Generac’s Modular Power System (“MPS”) utilizes multiple diesel or natural gas generators in various side-by-side arrangements that match the power output of large single engine units.  The MPS system is based upon diesel fueled units of 400, 500 or 600 kW working in concert to offer outputs ranging from 800 to 9000 kW, and natural gas units of 100 to 400 kW with combined outputs of 200 to 4000 kW. In addition to the above models, the entire MPS product offering uses Generac’s PowerManager® Digital Control Platform, which brings reliability and flexibility to the control of these systems.

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

Uninterruptible Power Supply (UPS) Systems –The UPS system provides battery backup power until an emergency backup engine generator comes online. Once the engine generator is producing proper voltage and frequency the UPS switches the building load onto the engine generator. This provides the highest degree of protection typically used by data Centers, banks and credit card companies

Maintenance and Service Programs.

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

We provide factory-trained technicians equipped with the necessary tools, parts and manuals in their trucks. We support our technicians with our specialized training and education.

Remote Monitoring and Control Technology for Onsite Power Generation.

The ability of onsite power systems to respond quickly and efficiently to either a grid failure or a utility demand response event is critical to almost any business operation. Titan has developed a monitoring and control systems that performs 24 hours/7 days a week, monitoring dozens of critical functions on these onsite generators, ATSs and UPS.  In this way, we can see in advance if there is a problem that needs to be addressed, if servicing programs are being administered appropriately and if trends are occurring that suggest immediate action in order to prevent future problems. This information can be incorporated into a comprehensive service and management program to insure that these power generators are ready to perform when called upon. The result is a system that is as reliable as any in the marketplace.

Automated Audit and Inventory Services.

We have developed a state of the art auditing and asset management application that can be used to quickly and efficiently record and categorize the power generation assets of a facility. These applications utilize handheld computer tablets and specialized software that downloads wirelessly to Titan’s servers. The process was designed so as to minimize input errors, or missed data points by the recording technicians. Reports are available immediately to Company personnel and the customer and can be updated anytime.

The advantage of these electronic audit systems is that when combined with Titan’s remote monitoring and service programs, the customer now has a comprehensive asset management program that better protects its equipment, ensures that systems will operate properly and when needed and will save costs on service and repairs through preventative maintenance.

Strategy

Currently, Titan Energy specializes in providing industrial, commercial and institutional customers with the power generation equipment and energy management solutions that they need to maintain critical operations during a grid failure, to better manage their energy usage, and save money on electrical power usage. We consider ourselves experts when it comes to integrating onsite power generation equipment with the needs of the local electrical grid and utility based programs. Our knowledge of key technologies, our network of offices and service centers in more than 12 key states, our national network of third party vendors, our expanding base of more than 1,000 customers including several Fortune 500 companies, and our established working relationships with utilities across the country are all key factors that position Titan Energy to capitalize strongly in the energy management arena.

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

Increase Equipment Sales in Existing Territories. We now cover market territories in the Midwestern, Southeastern and Northeast United States. Our goal is to now begin to exploit these territories by bringing in qualified, professional sales people from the power generation industry that can help us build our brand, our sales and our revenues.

Expand Equipment Sales through Sub Dealer Programs. Titan Energy has made a commitment to expand its Sub-dealer program in all Titan Energy’s existing territories where it has an exclusive relationship with a manufacturer. Sub-dealers are independent sales and service companies that are authorized by Titan to market, sell and service our line of power generation equipment. Sub-dealers are generally paid a commission on sales. There are several potential sub-dealers in our current territories, representing the ability of Titan Energy to double its equipment and service sales through this program alone.

Expand Our Equipment Offerings. We will continue to grow our current business in UPS, emissions retrofits, and related areas through the hiring of qualified personnel, expanded business relationships with other providers and increased marketing efforts.

Web-based Sales. We will seek to expand our ability to offer web based sales of equipment and parts through improved web marketing programs and the development of an online ordering system.

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

Increase the Number of National Accounts. We have developed a nationwide network of service providers that can assist us in providing Titan level of service to our customer anywhere in the United States. We are now in the position to bring on several new national accounts and are actively seeking this business through a number of opportunity channels.

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

  Sub Dealer Program. Through our sub-dealer program in the Midwest, we expect to acquire relationships with a number of established companies that will offer additional service opportunities. As with equipment sales, the cost of new service contracts through our sub-dealer program is minimal and as an exclusive dealer in these territories, and we are the only authorized service provider for the industrial line of products.

Sales of Technology-Enabled Energy Management Solutions

At Titan Energy, we believe literally in the maxim: “You can’t manage what you can’t measure.” One of our goals is to develop and expand the use of more effective monitoring and communication technologies that will allow us to better measure and manage our customers’ energy assets. We feel that as the industry experts in power generation systems and maintenance, we need to offer the most sophisticated and effective monitoring and reporting systems on the market. The result of utilizing these technologies is greater efficiencies in managing customer assets, greater revenues through the deployment of recurring revenue service programs, and lowered costs due to less need for technicians to manually monitor and service equipment. Key systems we plan to offer include:

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

Sales and Service Support for EPA Requirements on Diesel Engines

Changes in the EPA’s regulatory requirements for diesel engines could have a number of significant impacts on owners of diesel engine generators. We believe that these changes in emissions policy, while posing challenges to everyone in the industry, also bring significant opportunity for Titan Energy. The EPA estimates that there are more than 900,000 back up diesel generators in the U.S. EPRI estimated more than 50,000 of these onsite power generators were enrolled in utility sponsored DR programs back in 2003. The need for emergency power and demand reduction is not going to lessen. The costs of not having power or the ability to support our ailing grid are too high. It is safe to assume that this number could well have doubled by 2013. All of these generators face modification, replacement or additional service requirements in light of the new regulatory requirements as the EPA rolls out its changes in emission policies in 2013 and beyond. This creates a significant market where the expertise of Titan Energy can be uniquely valuable.

Requirements were also established for the cleaner natural gas burning engines. For example, the customer gets the option of buying either a rich-burn natural gas fueled manufacturer certified EPA compliant product or a non-certified product and getting it certified it in the field. For certified engines the owner/operator may adjust, operate, and maintain engine per manufacturer’s instructions and keep adequate records. If manufacturer’s instructions are not followed, the engine becomes non-certified and compliance must be demonstrated.

For non-certified rich-burn, natural gas fueled engines, the provisions include keeping maintenance records and performance testing on a scheduled basis depending on the size of the engine. These are detailed and technically demanding requirements for any business owner. The ability of a Titan to manage these reporting and testing requirements as well as the paperwork and compliance issues, will be a valuable resource to many business owners.

We feel that we have alternative equipment technologies that will satisfy Tier 4 standards, technologies which offer superior solutions such as natural gas engines and smaller units arranged in parallel configurations. There will also be a greater need for our maintenance and service programs as this will be a requirement imposed on the owners and operators. And Titan Energy will benefit from the monitoring and validation technologies that will allow for improved operations and compliance with the new regulations.

We see the following as new areas of significant business for the Company in 2014 onward:

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

Operations

As of December 31, 2013, we had 50 employees. None of our employees are covered by a collective bargaining agreement, and we have not experienced any work stoppage. We consider our relations with our employees to be good. Our future success is dependent in substantial part upon our ability to attract, retain and qualified management, technical, marketing and other personnel. Our operation comprises several functionally distinct sub-groups: Executive, Customer, Sales and Services.

Company Offices

Currently we have five offices covering operations in more than twelve states.  Our offices are located in Minneapolis, MN; Des Moines, IA; Omaha, NE; Bernardsville, NJ; and Miami, FL.

Executive Operations

Executive operations primarily deal with the roles and responsibilities that we have as a public traded company.  This involves general fiduciary and operational oversight, compliance with SEC financial reporting requirements, meeting with our Board of Directors, as well as shareholder and investor relations.  As of December 31, 2013, we had three individuals in executive operations: our Chief Executive Officer, our Chief Financial Officer and our Chief Technology Officer. Our Chief Financial Officer has retired effective January 1, 2014.

Customer Operations

Customer operations are responsible for all project management, hardware installation, and on-going customer relationship management. The twenty-one (21) members of this group include project managers, accounts receivable and accounts payable personnel, warranty specialists, accounting staff and administrative support. Sixteen of these individuals are located at our Minneapolis office, two in Florida, two in Iowa and one in New Jersey.

Sales Operations

As of December 31, 2013, our sales team consisted of 12 employees. We organize our sales efforts by product type (Generator, UPS, or service).

Our commercial and industrial sales group sells Generac Power Systems equipment to commercial, institutional and industrial customers. Our commercial and industrial sales group operates out of offices in Minneapolis, MN, Des Moines, IA and Omaha, NE.

Our UPS sales group sells UPS equipment and service programs to commercial, industrial and institutional customers nationwide.  This sales group is based in the Minneapolis, MN office.

Our service sales department sells maintenance and repair service contracts to industrial and commercial customers which have power generators.  These contracts can vary in term from one year to as many as ten years. In many cases, our service sales teams follow up on sales of power generators from our industrial sales group, while also pursuing service contracts with customers which own power generation equipment from other suppliers. We have service sales personnel in the Minneapolis, MN, Des Moines, IA and Omaha, NE.  These people report to the General Manager in each of these areas.

Service Operations

Titan Energy prides itself on the quality, training and commitment of our Service Department.  We feel that delivering timely, quality service to our customers is the best way to maintain loyalty and generate new sales.

Personnel.  We have a total of 14 service technicians located in the Midwest and Florida.  Three of these people are master technicians who have received advanced training and instruction on power generation systems and related equipment.  All technicians are required to receive on-going training and education through programs offered by our manufacturers.

Trucks and Service Vehicles – we have a total of 15 modern, fully equipped service trucks which collectively carry more than $115,000 of equipment, parts and tools.  Since some of our customers are located in remote areas, our trucks must be properly equipped to complete a job while on site.

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

Inventory -- Titan Energy carries approximately $938,612 in inventory.

Warehouses – we have fully equipped and stocked warehouses in Minneapolis, Minnesota; Des Moines, Iowa; Omaha, Nebraska; and Doral, Florida.

Competition

We face intense competition in all of our business segments, strategic growth areas and business units.

In our Emergency and Back-Up Power business, we face competition from larger, more established companies that represent Caterpillar, Cummins, Kohler and other smaller equipment manufacturers. We believe we offer power generators that in many cases feature improved capabilities, more fuel alternatives and greater redundancy features.

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

We believe that our ability to compete successfully will depend upon many factors, some of which are outside of our control. These factors include:

●	The performance and features functionality and benefits of our, and of our competitors’ products and services;

●	The value to our customers for the price they pay for our products and services;

●
The timing and market acceptance of new products and services and enhancements to existing products and services developed by us and by our competitors, including the effects of environmental initiatives on new technologies and customer preferences;

●	Our responsiveness to the needs of our customers;

●	The ease of use of our, and of our competitors’ products and services;

●	The quality and reliability of our, and of our competitors’ products and services;

●	Our reputation and the reputation of our competitors;

●	Our sales and marketing efforts;

●	Our ability to develop and maintain our strategic relationships; and

●	The price of our, and of our competitors’ products and services, as well as other technological alternatives in the marketplace.

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

ITEM 2.  Description of Property

We lease office space and warehouses at the following locations:

☐	6177 Center St., Suite 103, Omaha, NE 68106. This is a 2-year lease agreement, at a cost of $2,300 per month. This lease expiration date is February 28, 2016.

☐
6321 Bury Drive, Suite 8, Eden Prairie, MN 55346 (our executive offices). This is a 38 month lease with a cost of 1st year: $4,992 per month, 2nd year: $5,142 per month, 3rd year: $5,296 per month, 4th year (2 months): $5,455 per month. The lease expiration date is January 31, 2016.

☐	1645 Dixon St., Des Moines, IA 50316. This is a 3-year lease at a cost of $2,400 per month. This lease expiration date is July 31, 2016.

☐
7855 NW 29 ST.   Suite: 158, Miami, Fl. 33122.  This is a lease for 38-month at a cost of 1st year $2,500 per month, 2nd year $2,575 per month and 3rd year $2,652 per month. This lease expiration date is July 31, 2016

☐	150 Morristown Road, Suite 207, Bernardsville, NJ 07924. We have a twelve month lease at a cost of $3,300 per month. This lease expiration date is January 31, 2015.

ITEM 3.  Legal Proceedings

No legal proceedings.

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

	High	Low
Calendar Year 2013
First Quarter	0.0500	0.0100
Second Quarter	0.0400	0,0200
Third Quarter	0.0500	0.0300
Fourth Quarter	0.0400	0.0200

Calendar Year 2012
First Quarter	0.0700	0.0200
Second Quarter	0.0600	0.0070
Third Quarter	0.0100	0.0063
Fourth Quarter	0.0100	0.0049

HOLDERS

We have 71,308,641 shares of our common stock outstanding as of March 18, 2014 held by approximately 275 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDENDS

We have not paid dividends to our stockholders in the last two fiscal years and have no intention to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

RECENT SALES OF UNREGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Neither the Company nor our affiliates purchased any shares during the year ended December 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.

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

In 2006, we acquired Stellar Energy, a Minneapolis-based provider of power generation equipment and service. Stellar Energy is now called Titan Energy Systems (‘TES”) and has expanded its number of sales and service offices to include Nebraska, Iowa, North and South Dakota, New York, and New Jersey. TES provides our company and its satellite offices with accounting and administrative support.

In 2009, we acquired the Industrial and Service Division of RB Grove, a 52-year old power generation provider located in Miami, Florida. This company is now called Grove Power Inc. (“GPI”) and it is responsible for our long term goal to expand into the Southeastern United States.

In 2009, we acquired a power generation business in New Jersey that provide us with purchase orders, backlog and extensive customer and marketing relationships in New York and New Jersey. This business has been merged into TES.

In 2010, we acquired Sustainable Solutions, Inc. (“SSI”), which is engaged in providing energy audits, energy consulting and energy management services in the Midwest region. This company is inactive as we completed the three year contract related to this business.

In 2010, Titan Energy Development, Inc. (“TEDI”), a wholly owned subsidiary of Titan Energy Worldwide (“TEWI”) purchased certain assets and assumed certain liabilities of Stanza Systems, which provide us with a software development company experienced in smart grid and utility operations. The company is now inactive as it has completed any contracts it had with customers.

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Sales

Sales for the year ended December 31, 2013 were $21,898,288 compared to $19,151,874 for the year ended December 31, 2012. The following table summarizes our sale by their segments:

	Power	Energy
	Distribution	Services
2013	$10,822,283	$11,076,005
2012	11,598,000	7,553,874
(Decrease) Increase	$(775,717)	$3,522,131
Percent (Decrease) Increase	-7%	47%

The decrease in sales in the Power Distribution segment is the result of our failure to close some of the larger projects that usually contribute to our overall performance and harsh winter weather in late 2013 which delayed shipments into 2014.

The increased sales in the Energy Service segment are attributable to improvements in our national accounts program, RICE NESHAP and UPS programs. Sales to national accounts for the year ended December 31, 2013 totaled $3,764,592 compared to $2,396,715 in the year ended December 31, 2012. RICE NESHAP revenues were $2,249,794 in 2013 compared to $0 in 2012.  Sales of UPS equipment and services were $405,522 in 2013 compared to $92,366 in 2012.

Cost of Sales

Cost of sales was $15,615,470 for the year ended December 31, 2013 compared to $13,920,571 for the year ended December 31, 2012.

	Power	Energy
	Distribution	Services
2013	$9,122,873	$6,492,597
2012	9,781,864	4,138,707
(Decrease) Increase	$(658,991)	$2,353,890
Percent of Sales
2013	84%	59%
2012	84%	55%

The decreased cost of sales in the Power Distribution segment is due to lower sales.  The higher costs of sales in the Energy Services segment are attributable to higher sales volume.

The higher percent cost of sales in the Energy Services segment is attributable to the increased sales in the national accounts and RICE NESHAP programs, which have lower margins than our traditional service business. For the year ended December 31, 2013, sales to national accounts represented 17% of our total sales compared to 16% for the year ended December 31, 2012, while RICE NESHAP, which had no revenues in 2012,  accounted for 10% of the Company’s overall sales in 2013. The percentage cost of sales related to national accounts for the year ended December 31, 2013 was 75%.  The percentage cost of sales related to RICE NESHAP for the year ended December 31, 2013 was 67%. The percentage cost of sales for our traditional service business for the year ended 2013 was 30%.

  Sales and Service Expenses

Sales and services expenses include all of sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Sales and Service expenses were $3,323,827 for the year ended December 31, 2013, compared to $3,039,816 for the year ended December 31, 2012. The following table summarizes the areas of costs in this category:

	Power	Energy
2013	Distribution	Services
Payroll related costs	$810,854	$1,840,681
Shared based compensation	25,215	105,638
Other	90,138	451,301
Total	$926,207	$2,397,620
2012
Payroll related cost	$1,209,579	$1,273,007
Shared based compensation	25,040	51,209
Other	84,761	390,968
Total	1,324,631	$1,715,184

(Decrease) Increase	$(398,424)	682,436
Percent of Sales
2013	9%	22%
2012	11%	23%

The increase in costs is primarily attributable to an increase in service admin personnel and the inclusion of our Chief Technology Officer whose salary was previously reported under a different division of the Company.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facility and office functions which we can allocate to our segments. General and administrative expenses were $1,663,153 for the year ended December 31, 2013, compared to $1,577,669 for the year ended December 31, 2012.

	Power	Energy
2013	Distribution	Services
Payroll related costs	$185,208	$305,237
Shared based compensation	6,540	6,540
Facilities	116,918	312,278
Travel and Meals	73,821	155,804
Bad debts	(69,300)	11,759
Other	241,899	316,448
Total	$555,086	$1,108,067
2012
Payroll related cost	$106,647	280,699
Shared based compensation	25,225	48,847
Facilities	213,150	253,409
Travel and Meals	79,929	39,235
Bad debts	221,165	71,851
Other	230,599	228,088
Total	$876,715	$922,129

(Decrease) Increase	$(321,629)	$185,938

The lower costs in the Power Distribution segment are attributable to bad debt recovery which improved in 2013. The increase in Energy Service payroll related costs was due to additional personnel hired to manage the RICE NESHAP and national accounts.  Increase in travel expenses was due to travel of Minneapolis based personnel to the Miami and New Jersey offices in order to support the operations in those territories.

Research and Development

We entered into a contract in June 2010 with a third party to design and develop a remote monitoring system dedicated to onsite power generation equipment.  We believe that there are few alternatives available in the market place that support the management of onsite power generators in the manner that is required by peak shaving, demand response and energy efficiency programs, and so to better serve these marketplaces, Titan needed to develop its own monitoring program.  The 2013 expense for this research and development for this project was $17,902 for a total cost of $564,173 incurred since 2010.  The Company has completed this software platform and has begun to market it to customers. Future research and development expenses are anticipated in order to maintain and make improvements in the software platform.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the year ended December 31, 2013 was $409,893 as compared to $517,865 for the year ended December 31, 2012. The following table show the costs related to corporate activities:

	2013	2012
Payroll related activates	$329,410	$286,604
Stock Compensation	2,526	72,289
Professional Fees	(16,708)	24,101
Shared based payments for professional services	15,441	43,324
Travel	48,399	20,393
Other	30,825	71,194
Total	$409,893	$517,905

We reduced our corporate overhead significantly in 2013 as we further reduced costs related to our audits and quarterly filings. The increase in payroll was due to an increase in salary for the CEO who received $192,500 in 2013 compared to $130,000 in 2012.  Our CFO decreased his time and his annual salary decreased from $105,000 to $81,000.  Lower costs in stock compensation are due to the CEO not receiving any stock options in 2013.  The negative professional fees were due to a reduction in legal and investor relations stock based compensation for the period.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the year ended December 31, 2013 was $339,090 compared to $352,399 in the year ended December 31, 2012.The Company did not have significant purchases of new fixed assets as we were operating to conserve cash.

Other Expenses

The following table below is summarizing the items in this category:

	2013	2012
Interest expense, net	$484,520	$630,094
Factoring fees	196,523	326,203
(Settlement) Loss related to lease obligation	(272,227)	162,278
Amortization of debt discount	-	105,625
Amortization of deferred financing costs	8,106	25,506
Change in the fair value of embedded conversion feature	(2,943)	(74,447)
Change in the fair value of warrants	13,579	(11,988)
Total	$427,558	$1,163,271

The decrease in interest expense is attributable to having paid off our sales tax obligations which were accruing significant interest. Factoring fees decreased because we made less use of our factoring arrangements as we were able to manage more of our receivables through our internal cash flow.

The gain in the lease obligation was the adjustment of the amount owed the creditor through our settlement agreement. We reached a settlement for approximately 10 cents on the dollar and are committed to making 10 monthly payments of $3,000.  In 2013 we made $9,000 in payments.

The deferred financing costs are related to the extension and issuance of additional warrants to note holders in return for extending their debt to July 1, 2014.

Our convertible debt has warrants and beneficial conversion features which are accounted for in accordance with ASC 470. We are required to determine the fair value of the warrants and the beneficial conversion feature and treat that amount as a debt discount to be amortized over the life of the debt. At December 31, 2013, the full amount of debt discounts has been expensed in 2013.The embedded conversion feature and the warrants are treated as a liability and are re-measured with each reporting period.

Liquidity and Capital Resources

The Company incurred a net profit for the year ended December 31, 2013 of $108,215. As of December 31, 2013 we have an accumulated deficit $34,908,576.  In addition, we were in default as of December 31, 2013 on notes payable of $250,000 plus interest. On July 1, 2014 a total of $1,875,000 of convertible notes will be in default unless new agreements are reached with these noteholders.   We have been able to use our factoring lines to provide additional cash flow to pay vendors and employees. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

During the year ended December 31, 2013, cash used by operations was $19,876. Cash provided by financing activities was $71,776.

The Company has had periodic difficulties keeping current with various suppliers during 2013. Most of our major vendors require us to pay in 30 days, however collection of payment from our customers takes an average of 60 days and therefore we have used our factoring obligation to advance us cash in order to pay our suppliers. During 2013, we incurred vendor and taxing authorities financing charges of $13,521.   The cost of the factoring fees and interest paid to factor our receivable totaled $196,523.  These extra costs have had an adverse impact on our liquidity position.

To help address its cash flow issues, the Company has instituted a policy that each operating subsidiary covers its cash requirement.  This has resulted in certain operations accruing payroll and deferring payments on non-critical expenses. The service operations are slightly positive but we believe that it can support the cash flow needed to run the business.

The Company was profitable in 2013 and we believe that it will achieve greater profitability in 2014. This profitability will allow us to generate cash flow to operate the business and replace our factoring line with a more affordable credit facility which would improve our cash flow.

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

The GAAP measure most comparable to adjusted EBITDA is GAAP net income (loss): reconciliation for adjusted EBITDA to GAAP net income (loss). The following is an explanation of non-GAAP, adjusted EBITDA that we utilize, including the adjustments that management exclude as part of the adjusted EBITDA measures for the year ended December 31, 2013  and 2012, respectively, as well as reasons for excluding individual items.

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

The reconciliation of adjusted EBITDA to net loss is set forth below:

	Years Ended December 31,
	2013	2012
Net profit (loss)	$108,215	$(1,652,057)
Add back:
Depreciation and amortization	339,090	352,399
Stock based compensation and payments	164,901	263,933
Interest and factoring fees	680,524	956,297
Amortization of debt discount	8,106	131,131
Loss related to lease obligation	(272,227)	162,278
Fair value adjustments	10,636	(86,435)
Adjusted EBITDA	$1,039,245	$127,546

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

The Company has examined the qualitative factors related the goodwill recorded as on our books. These factors includes the improving operations in each business unit, the improving economic business climate and the interest in the energy related investors, Therefore, we have nor performed a detail evaluation of goodwill this year. There has been no adjustment to our goodwill for years ended December 31, 2013 and 2012. The carrying value of goodwill is summarized in the financial statement Note 1.

Income Taxes

The Company accounts for income taxes under the asset and liability whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2013 and December 31, 2012 the Company had no unrecognized tax benefits due to uncertain tax positions.

Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2013 there were no amounts that had been accrued in respect to uncertain tax positions.

The Company’s federal tax reporting is not currently under examination by the Internal Revenue Service (“IRS”); and the Company’s state income or franchise tax is not currently under examination by the state authorities.  However fiscal years 2010 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of December 31, 2013, the Company had potentially dilutive shares related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive. See Note 1for the details of impact of potentially dilutive securities.

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

In July 2013, The FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exits,” This amendment is effective for fiscal years beginning after December 15, 2013. The Company is evaluating the effects of this update, however it does not believe it will have a material impact on our financial position or results of operations.

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

ITEM 8.  Financial Statements

TITAN ENERGY WORLDWIDE, INC.
Unaudited Consolidated Financial Statements
December 31, 2013 and 2012

MANAGEMENT REPORT

The Company’s Consolidated Financial Statements have not been audited as of December 31, 2013 or for the years ended December 31, 2013 and 2012.  The audit has not been performed due to the cost and availability of cash required to pay past due fees owed to our independent accountant firm.  These Consolidated Financial Statements have been prepared by Management in accordance with generally accepted accounting principles and applicable rules and regulation of the Securities and Exchange Commission.

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$215,795	$304,374
Accounts receivable less allowance for doubtful accounts	2,552,453	2,196,907
Inventory, net	938,612	1,056,099
Other current assets	237,844	99,709
Total current assets	3,944,704	3,657,089
Property and equipment, net	544,905	592,995
Customer and distribution lists, net	334,109	470,985
Goodwill	1,351,695	1,351,695
Other assets	26,455	37,194
Total assets	$6,201,868	$6,109,958
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$2,829,470	$2,636,888
Accrued liabilities	2,372,862	2,352,653
Customer deposits and deferred revenue	610,564	774,518
Factoring obligation	1,024,781	934,930
Notes payable - current portion	167,700	118,000
Current portion of convertible debt, net of discount	2,740,000	2,740,000
Total current liabilities	9,745,377	9,556,989
Notes payable, less current portion	-	67,700
Other long term liabilities	-	302,227
Total long –term liabilities	-	369,927
Total liabilities	9,745,377	9,926,916
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $,0001 par value, issued and outstanding 341 and 344, shares, respectively	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 71,308,641 and 70,800,775 shares, respectively	7,131	7,080
Treasury stock, at cost, held 1,550,000 and 1,550,000 shares, respectively	(775,000)	(775,000)
Additional paid-in capital	32,132,933	31,967,753
Accumulated deficit	(34,908,576)	(35,016,791)
Total stockholders’ equity (deficit)	(3,543,511)	(3,816,957)
Total liabilities and stockholders’ equity (deficit)	$6,201,866	$6,109,959

See accompanying notes to the unaudited consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013 and 2012

	2013	2012
Sales of equipment	$10,822,283	$11,598,000
Sales of service and parts	11,076,005	7,553,874
Net sales	21,898,288	19,151,874

Material cost and labor for equipment	9,122,873	9,781,864
Material cost and labor for service and parts	6,492,597	4,138,707
Total cost of sales	15,615,470	13,920,571
Gross profit	6,282,818	5,231,303
Operating expenses:
Selling and service expenses	3,323,827	3,039,816
General and administrative expenses	1,663,153	1,798,844
Research and development	17,902	8,669
Corporate overhead	409,893	517,905
Depreciation and amortization	339,090	352,399
(Gain) or Loss on sale of fixed assets	(6,301)	2,456
Total operating expenses	5,747,564	5,720,089
Operating Loss	535,254	(488,786)
Other Expenses
Interest expense, net	680,524	956,297
Amortization of debt discount and financing costs	8,106	131,131
Present value of lease obligation	(272,227)	162,278
Change in fair value of embedded conversion feature	(2,943)	(74,447)
Change in fair value of warrants	13,579	(11,988)
Total Other Expense, net	427,039	1,163,271
Net loss	108,215	(1,652,057)
Weighted average number of shares outstanding	71,194,743	48,714,441
Basic and diluted (loss) per common share	$-	$(0.03)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2013 and 2012

	Common Stock		Preferred Stock		Treasury shares
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31 ,2011	31,472,127	$3,147	344	$1	1,550,000	$(775,000)
Stock issued for the conversion of Preferred D	793,648	79	(3)
Stock issued for conversion of convertible notes	33,881,203	3,388
Stock issued for services	4,653,797	466
Stock options issued for compensation
Beneficial conversion feature on convertible debt
Cost of issuing stock certificates
Net loss for the year
Balance December 31, 2012	70,800,775	7,080	341	$1	1,550,000	$(775,000)
Stock issued for conversion of convertible notes	207,866	21
Stock issued for services	300,000	30
Stock options issued for compensation
Cost of issuing stock certificates
Net loss for the year
Balance December 31 , 2013	71,308,641	$7,131	341	$1	1,550,000	$(775,000)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2013 and 2012 (Continued)

	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31 ,2011	$31,462,767	$(33,364,734)	$(2,673,819)
Stock issued for the conversion of Preferred D	(79)		-
Stock issued for conversion of convertible notes	160,863		164,251
Stock issued for services	82,596		83,062
Stock options issued for compensation	229,433		229,433
Beneficial conversion feature on convertible debt	32,422		32,422
Cost of issuing stock certificates	(249)		(249)
Net loss for the year		(1,652,057)	(1,652,057)
Balance December 31, 2012	$31,967,753	$(35,016,791)	$(3,816,957)
Stock issued for conversion of convertible notes	2,882		2,903
Stock issued for services	7,970		8,000
Stock options issued for compensation	154,403		154,403
Cost of issuing stock certificates	(75)		(75)
Net Income for the year		108,215	108,215
Balance December 31, 2013	$32,132,933	$(34,908,576)	$(3,543,511)

See accompanying notes to consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012

Operating activities:	2013	2012
Net Income (Loss)	$108,215	$(1,652,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	146,460	220,610
Depreciation and amortization	339,090	352,399
Amortization of debt discount and financing costs	8,106	131,131
Stock issued for services	8,000	43,324
Change in fair value of lease obligation	(302,227)	162,278
Change in fair value of warrants	13,579	(11,988)
Change in fair value of embedded conversion	(2,943)	(74,447)
Gain on sales of fixed assets	(6,301)	2,456
Changes in operating assets and liabilities:
Accounts receivables	(355,545)	(152,206)
Inventory	117,487	(530,231)
Other assets	(127,397)	(44,707)
Accounts payable	192,582	329,117
Accrued liabilities and customer deposits	(158,983)	1,152,606
Net cash used in operating activities	(19,876)	(71,715)
Investing activities:
Purchase of fixed assets	(146,780)	(24,297)
Proceeds from sales of fixed assets	6,301	40,569
Net cash (used) provided in investing activities	(140,479)	16,272
Financing activities:
Proceeds provided by Convertible Debt	-	310,000
Net borrowings from Factoring Obligation	89,851	(24,938)
Proceed of promissory note	-	67,700
Payment of notes payable	(18,000)	(132,037)
Cost associated with stock issuances	(75)	(340)
Net cash (used) provided by financing activities	71,776	220,385
Increase (decrease) in cash and cash equivalents	(88,579)	164,942
Cash and cash equivalents, beginning of year	304,374	139,432
Cash and cash equivalents, end of period	$215,795	$304,374

See accompanying notes to consolidated financial statements.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Titan Energy Worldwide, Inc. (the “Company”) was incorporated on December 28, 2006 in the state of Nevada. The Company’s stock is traded on the OTC s under the symbol of TEWI.

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

On June 11, 2009, the Company through its wholly owned subsidiary, Grove Power, Inc., a Florida corporation (“GPI”), acquired certain assets and assumed liabilities of R.B. Grove, Inc. Industrial and Service Divisions. The purchase was effective June 1, 2009. The purchase price consisted of a cash payment of $214,827 and an $86,612 secured promissory note at 8% interest rate due November 11, 2010. This Note obligation has been fully satisfied. The seller also received five year warrants to purchase 200,000 shares of the Company common stock at a price of $0.01 per share. The Company determined the fair value of these warrants to be $32,000. These warrants have now expired.

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

On November 1, 2010, the Company acquired the assets of Stanza Systems, Inc., a software development company specializing in smart-grid applications. This company is doing business as Stanza Technologies (“Stanza”). The purchase price for this company consisted of $175,000 cash and assumed liabilities of  $481,190. In addition, to complete this acquisition the Company had to satisfy the senior debt holders by offering common shares of the Company. The Company’s offered these debt holders 413,333 shares of common stock which was valued at the closing price of our stock as of November 1, 2010 resulting in a value of $186,000. The company is now inactive as it has completed any contracts it had with customers.

At December 31, 2013 and December 31, 2012, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

Preferred Stock, Series A, authorized 10,000,000, $.0001 par value
Preferred Stock, Series B, authorized 10,000,000, $.0001 par value
Preferred Stock, Series C, authorized 10,000,000, $.0001 par value

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net profit for the year ended December 31, 2013 of $108,315. At December 31, 2012, the Company had an accumulated deficit of $34,908,756. Although the Company made its first profit in its history, there is still some risk as to continuing as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

●	The Company has achieved profitability in 2013 as the growth in our service sales has improved the overall margins

●
Management will continue to take steps to expand and increase its service sales and work order flow.  Service sales account for the highest margins of any business segment and the quickest turnaround in terms of customer payments.

●
The Company has achieved a lower cost in Corporate Overhead by limiting by reducing the number of executives and limiting legal and travel expense. Corporate Overhead has declined by $758,000 since 2011.

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the years ended December 31, 2013 and 2012, the Company has entered into several non-cash transactions in order to provide financing for the Company and conserve cash. The table below shows the transactions that occurred during the past two years.

	2013	2012
Stock issued for services	$8,000	$44,500
Common stock issued for conversion of Series D Preferred Stock	$-	$30,000
Stock issued for the conversion of convertible debt	$2,913	$164,251
Accounts Payable settled with stock	$-	$39,002

Interest paid for the years ended December 31, 2013 and 2012 were $99,659 and $105,238 respectively. The factoring fees paid for the years ended December 31, 2013 and 2012 were $196,523 and $326,203, respectively.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31	December 31
	2013	2012
Furniture and office equipment	$273,305	$230,171
Software	682,320	649,171
Vehicles	41,929	59,733
Tools and shop equipment	202,468	181,529
Leasehold improvements	36,296	23,855
Rental equipment	40,759	40,759
Accumulated depreciation	(732,172)	(592,223)
Net property and equipment	$544,905	$592,995
Depreciation expense	$202,214	$195,266

Intangible Assets

The Company evaluates intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles  that represent  customer lists, distribution list and contracts. These intangible have finite lives and therefore are required to be amortized to expense. The Company believes that the useful life of these intangibles range from 5-10 years. The accumulated amortization at December 31, 2013 and December 31, 2012 was $854,651 and $717,775, respectively. The Company expects amortization expense for the next five years as follows: 2014-$121,376: 2015-$88,876: 2016-$88,876: 2017-$10,257: 2018-$10,257.

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has examined the qualitative factors related the goodwill recorded as on our books. These factors includes the improving operations in each business unit, the improving economic business climate and the interest in the energy related investors, Therefore, we have not performed a detail evaluation of goodwill this year. There has been no adjustment to our goodwill for years ended December 31, 2013 and 2012. The carrying value of goodwill is summarized in the table below:

Goodwill Carrying Value:
Gross	$2,042,024
Accumulated impairment	(690,329)
Net Goodwill	$1,351,695

Income Taxes

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.   As of December 31, 2013 and 2012 there were no amounts that had been accrued in respect to uncertain tax positions.

The Company’s federal state income tax is not currently under examination by the Internal Revenue Service (“IRS”) or by state authorities.  However, fiscal years 2010 and later remain subject to examination by the IRS and respective states.

Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss for common shareholders is increased for any preferred dividends. As of December 31, 2013 and 2012, the Company had potentially dilutive shares related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss or earnings per share, because their effect would have been anti-dilutive. At December 31, 2013 and 2012, the following table sets forth potentially dilutive shares:

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012
Conversion of Series D Preferred stock	137,500,000	162,149,533
Conversion of 8% convertible notes and warrants	7,056,452	8,327,570
Conversion of 10% convertible notes and warrants	1,700,000	1,840,000
Stock warrants	119,355	106,542
Vested stock options	403,226	467,290
Conversion of the 11% notes	-	845,070
Conversion of 10% convertible notes and warrants	21,250,000	21,250,000
Conversion of 8% convertible notes	1,200,000	1,200,000
Total	169,229,033	194,986,005

The above table uses the December 31, 2013 and 2012 used the average closing stock price to determine securities that may be dilutive. The average stock prices for the years ended December 31, 2013 and 2012 were $0.0248 and $0.0214, respectively. The Series D Preferred Stock can be converted by dividing the amount invested by the 20 days VWAP price. The 8% convertible notes can be converted by taking the principal and accrued interest and dividing by the average closing bid price for five days before closing. In addition, upon conversion the note holder receives ten stock warrants for every $1000 of principal with an exercise price of $0.01. The 10% convertible notes may be converted by multiplying the  principal and accrued interest by four, in addition these notes have warrants equal to 2 stock warrants for every $1,000 of principal with an exercise price of $0.25. The conversion of the 11% notes may be converted by dividing the principal and accrued interest by amount equal to 50% discount of the last three closing prices, with a floor of $0.03 per share. The 10% convertible notes issued in 2010 and amended at September 30, 2011 may be convert principal and accrued interest at $0.12 per share.  The 8% promissory note issued in 2012 is convertible into common stock by dividing the principal and accrue interest by the conversion price of $0.03 per share .In addition these convertible notes were issued with detachable warrants equal to 1 warrant per principal invested. These warrants are exercisable at $0.15 per share. The 8% promissory note has the right to convert principal and accrued interest by dividing by $0.03 per share. The stock warrants and vested stock options are those securities that are in-the-money at December 31. We use the treasury method to compute the shares that would be issued.

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

Supplier Concentration

The Company has an exclusive distribution agreement with one supplier that comprised 51% and 54% of its total purchase for the years ended December 31, 2013 and 2012, respectively. The loss of this exclusive distribution agreement could cause a delay or loss of sales which would affect the operating results adversely. Although there are other vendors from which the Company could make these purchases, management believes that they may not be on the same terms and conditions as our current supplier

ITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2013, The FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exits,” This amendment is effective for fiscal years beginning after December 15, 2013. The Company is evaluating the effects of this update, however it does not believe it will have a material impact on our financial position or results of operations.

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

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	December 31,	December 31,
	2013	2012
Parts	$606,764	$543,551
Work in process	388,932	577,297
Finished Goods	61,669	85,251
Obsolescence Reserve	(118,753)	(150,000)
Total	$938,612	$1,056,099

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following at December 31, 2013 and 2012:

	December 31,	December 31,
Short -Term Debt	2013	2012
Convertible Notes bearing interest at 12% due on demand	$250,000	$650,000
Convertible Note bearing interest at 12% due July 2014	2,490,000	1,890,000
Convertible Note bearing interest at 8% due April 2013		200,000
Promissory Note bearing interest at 12%% due July 1, 2014	100,000	100,000
Promissory Note bearing interest at 8% due March 9, 2014	67,700
Other loans in default	-	18,000
	$2,907,700	2,858,000
Long-term
Promissory Note bearing interest at 8% due March 9, 2014	$-	$67,700
Total Debt	$2,907,700	$2,925,700

At December 31, 2013 the Company was in default on $2,505,000 of convertible notes payable which are accruing interest at the default rate of 12%. The convertible notes of $1,890,000 have agreed to extend their notes to July, 1, 2014. The Company has also issued a convertible note for $200,000 due April 1, 2013 which has been extended to July 1, 2014, with a conversion feature that allowed the note holder to convert the note and the interest at $.03 per share. The Company also issued a promissory note to an individual for $67,700 at 8% interest and a maturity date of March 9, 2014. There are no conversion rights or warrants associated with this debt.

Certain outstanding notes related to the Stanza purchase have been sold to Southridge Partners II L.P. As of April 2, 2013 Southridge Partners II L.P has converted all notes and accrued interest of $156,505 into 34,089,752 shares of common stock.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- FACTORING AGREEMENT

On June 15, 2011, the Company replaced its bank line of credit with a Factoring and Security Agreement (“Agreement”) with Harborcove Fund I, LP. (“Harborcove”). There are two agreements that provide financing separately to TES and GPI with identical terms. The TES agreement was extended and amended on December 10, 2012 for twelve months with cancellation after 60 days’ notice and a right of first refusal to match the term of a competing offer. On December 10, 2013, the factoring agreement was extended with the same terms except no term and with cancellation after 60 days’ notice.

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

The security for this amended Agreement includes all the assets of the Company including the assets of TEWI, Grove, Stanza and SSI.

The amounts outstanding at December 31, 2013 and December 31, 2012 were $1,024,761 and $934,930, respectively. The factoring fees for the years ended December 31, 2013 and 2012 were $199,523 and $326,203 respectively. The interest expenses on this amended Agreement for the years ended December 31, 2013 and 2012were $99,659 and $102,630 respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2013 and 2012:

	December	December
Accrued Liabilities	2013	2012
Accrued Compensation	$372,379	$508,000
Accrued Interest	1,082,221	732,391
Embedded conversion feature fair value	-	2,942
Common stock warrants fair value	14,343	763
Purchase obligation on stock option	250,000	250,000
Stanza Systems payroll tax including penalty and interest	195,007	278,137
Stanza System 401k obligation	77,685	86,685
Accrued cost on completed jobs	226,311	232,695
Accrued sales tax	110,116	246,355
Accrued other	44,800	14,685
Total Accrued Liabilities	$2,372,862	$2,352,653

The amount listed as Purchase obligation on stock option is a stock option that permits the holder to demand payment in lieu of exercising the option

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2013	2012
Income taxes at the statutory rate	$36,793	$(561,699)
Utilization of NOL	(49,576)	-
Valuation Allowance		540,719
Permanent differences and other	12,783	20,980
Total income tax	$-	$-

The following presents the components of the Company total income tax provision:

	2013	2012
Current expense	$49,576	$-
Deferred benefit	(49,576)	(540,719)
Change in valuation		540,719
Total	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effect of primary temporary differences giving rise to the Company deferred tax assets and liabilities for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets
Amortization	$27,374	$29,387
Non qualify stock option expense	49,796	75,007
Fair value loss	3,616	-
Operating losses carry forward	6,779,605	6,927,851
Depreciation	5,100	-
Deferred Tax Liabilities
Fair value income	-	(29,388)
Depreciation	-	(20,828)
Net deferred assets	6,865,491	6,982,029
Valuation Allowance	(6,865,491)	(6,982,029)
Total net deferred tax asset liability	$-	$-

The Company will have taxable income for 2013 that will be offset against our NOL carry forward resulting in zero taxes.  The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has only this year has taxable income and has not recognized taxable income in any other year.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, the Company had consolidated federal net operating losses of $19,940,015. The expiration date of these net operating losses are as follows:

2019	$104,604
2020	654,454
2021	1,700,703
2022	72,209
2023	451,382
2024	262,795
2025	385,410
2026	911,684
2027	2,540,363
2028	1,543,573
2029	2,807,561
2030	2,795,006
2031	2,088,153
2032	2,746,742
2033	875,376
$19,940,015

NOTE 7 – RETIREMENT PLAN

            All eligible employees are covered under the Company 401(k) pension and profit sharing plan. The Company did not make any contribution to the plan for the years ended December 31, 2013 and 2012.

NOTE 8 - SERIES D CONVERTIBLE PREFERRED STOCK

On October 3, 2007, the Company issued a private placement memorandum to sell up to $10,000,000 of Units consisting of one share of Series D Convertible Preferred Stock, one Class A warrant and one Class B warrant. Each Unit was offered at $10,000. The holder of the Convertible Preferred Stock may convert, at any time and is required to convert their preferred stock 24 months after issuance, in whole or in part, into shares of Common Stock. Assuming an initial conversion price of $1.00, each one (1) share of Preferred Stock is convertible into 10,000 shares of Common Stock. The warrants on this offering all expired on January 31, 2013.There were no conversion for the year ended December 31, 2013

In an Event of Liquidation (as defined below) of the Company, holders of any then-unconverted shares of Preferred Stock will be entitled to immediately receive accelerated redemption rights in the form of a Liquidation Preference Amount. The Liquidation Preference Amount shall be equal to 125% of the sum of: (I) the Stated Value ($10,000) of any then-unconverted shares of Preferred Stock and (ii) any accrued and unpaid dividends thereon. An “Event of Liquidation” shall mean any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which shall include, for the purposes hereof, sale by the Company of either (x) substantially all of its assets or (y) that portion of its assets which comprises its core business technology, products or services.

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

During the year ended December 31, 2013, no treasury shares were converted into Common Stock.

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

2012
Excepted volatility	96%
Vesting period (years)	5
Expected term (years)	7
Expected dividends	0%
Risk free rate	1%

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock options activity for the years ended December 31, 2013 and 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Grant Date Fair Value
Outstanding December 31, 2011	7,735,000	$0.31	8
Granted January 16.2012	4,025,000	$0.07	3.25	127,111
Granted March 27 2012	500,000	$0.02	3.5	11,405
Exercised
Forfeited	(2,030,000)	$0.26
Outstanding December 31, 2012	10,230,000	$0.23
Granted
Exercised
Forfeited	(132,500)	$0.19
Outstanding December 31, 2013	10,097,500	$0.22	3.5
Exercisable as of December 31, 2013	7,300,625	$0.27

As of December 31, 2013, the non-vested options total 2,786,875 shares. There is approximately $133,000 of unrecognized compensation and share based expense arrangements have been granted. These costs will be recognized over the weighted average period of 3 years. At December 31, 2013 the aggregate intrinsic value of the stock options not exercisable was $76,000.

 NOTE 11 – LEASE OBLIGATION SETTLEMENT

On September 19, 2013, The Company and Paragon Operating Associates, L.P. reached a settlement agreement to resolve the judgment of $302,227.15 for Stanza not paying rent. The settlement agreement is for the Company to pay $30,000 in 10 equal installments. The Company had previously recognized the judgment in other expense during years 2011 and 2012. The company has recognized the reversal of 272,227.15 as other income in the third quarter 2013. Under the agreement if Stanza’s major customer extends its contract, additional payments of $3,000 per month will be due and added to the end of the extension period. The company has paid $9,000 of its obligation as of December 31, 2013.  The agreement with the major customer has been terminated as of January 31, 2014.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12- COMMON STOCK TRANSACTIONS

During the year ended December 31, 2013 the Company issued the following shares of common stock:

150,000 shares to a consultant for services performed with a value of $3,000.The Company also issued 250,000 shares for an investor advisor for a value at $5,000.On April 2, 2013, Southridge Partners converted the balance of accrued interest of $2,903 that was outstanding into 208,549 the Company’s common stock.

During the year ended December 31, 2012 the Company issued the following shares of common stock:

793,648 shares of common stock for the conversion for the Series D Preferred Stock The Company also issued 100,000 shares to a consultant for services performed with a value of $2,500. The company issued 750,000 shares to the Company’s Advisory Board for services value at $30,000. The company issued 3,500,000 shares to settle an accounts payable totaling $39,162. The Company issued 33,881,203 shares of common stock for the conversion in accordance with Security Transfer Agreements in exchange for the retirement of $153,602 of convertible notes and accrued interest.

NOTE 13 - COMMON STOCK WARRANTS

There were no warrants issued during the year ended December 31, 2013. There were no warrants exercised during the year ended December 31, 2013, however 6,011,250 of warrants expired without being exercised. The following table shows the warrants outstanding at December 31, 2013:

Number of		Exercise	Expiration
Warrants	Purpose	Price range	Date
2,143,425	Extension of Convertible Notes	$0.10	Apr-2017
230,000	Convertible Debt Offering 2009/2010	$0.25	Dec-2014 –Mar 2015
2,250,000	Convertible Debt Offering 2010	$0.15	Jan-2015 - Nov -2015

NOTE 14 – OPERATING LEASES

The Company leases office space, vehicles, equipment and warehouses. Rent expense for the years ended December 31, 2013 and 2012 was $508,230 and $408,393.  Future minimum rental payments required under the non-cancelable operating leases are as follows: 2014 - $344,684; 2015 - $270,920; 2016-$47,157; 2017 -$11,340.

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

1.
Common Stock Warrants – are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term. The following were the assumptions used to compute the fair value:

	December 31,	December 31,
	2013	2012
Common stock price	$0.027	$0.01
Exercise price	$0.15	$0.15
Volatility	131.50%	89.80%
Interest rate	0.13%	0.15%
Remaining Terms	2 yrs	3 yrs

2.
Purchase obligation of a stock option – represents the value of the purchase obligation to buyback these options at any time during the next two years. The agreement is for 1,000,000 options with a guarantee buy back provision at $0.25, which is also the exercise price.

3.
Embedded beneficial conversion option was determined by using the Black –Scholes methods for year ended December 31, 2012. The debt with the embedded beneficial conversion option was converted in 2013 resulting in eliminating any fair value for this item.

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the financial instruments measured at fair value in the Unaudited Consolidated Balance Sheet as of December 31, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Liabilities
Common stock warrants			$14,343	$14,343
Purchase obligations for stock option			250,000	250,000

Total			$264,343	$264,343

The following table summarizes the financial instruments measured at fair value in the Unaudited Consolidated Balance Sheet as of December 31, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Liabilities
Common stock warrants			$763	$763
Purchase obligations for stock option			250,000	250,000
Embedded beneficial conversion option			2,942	2,942
Total			$253,705	$253,705

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Level 3
Liabilities
Balance at December 31, 2012	$253,705
Change in fair value of embedded conversion	(2,942)
Change in fair value of stock options	13,580
Balance December 31, 2013	$264,343

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

For the Year Ended December 31. 2013
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$10,822,283	$11,076,005		$21,898,288
Cost of Sales	9,122,873	6,492,597		15,615,470
Gross profit	1,699,410	4,583,408		6,282,818

Operating Expenses:
Selling and service expenses	926,207	2,397,620		3,323,827
General and administrative expenses	555,086	1,108,067		1,663,153
Depreciation & Amortization	100,871	237,309	910	339,090
Research and Development	-	-	17,902	17,902
Corporate overhead	-	-	409,893	409,893
Gain or loss on sale of fixed assets	-	(5,705)	(596)	(6,301)
Operating Expense	1,582,164	3,737,291	428,109	5,747,564
Operating Income (Loss)	$117,246	$846,117	$(428,109)	$535,254

Total assets	$2,058,946	$2,531,000	$1,611,922	$6,201,868

TITAN ENERGY WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31 2012
	Power	Energy	Unallocated
	Distribution	Services	Costs	Total
Sales	$11,598,000	$7,553,874		$19,151,874
Cost of Sales	9,781,864	4,138,707		13,920,571
Gross profit	1,816,136	3,415,167		5,231,303

Operating Expenses:
Selling and service expenses	1,324,631	1,715,184		3,039,815
General and administrative expenses	876,715	922,129		1,798,844
Depreciation & Amortization	97,339	251,815	3,245	352,399
Research and Development	-	-	8,669	8,669
Corporate overhead	-	-	517,905	517,905
Gain or loss on sale of fixed assets	1,609	(60)	907	2,456
Operating Expense	2,115,607	2,927,146	530,726	5,575,088
Operating Income (Loss)	$(299,471)	$488,021	$(530,726)	$(343,785)

Total assets	$1,705,497	$2,732,370	$1,672,091	$6,109,958

NOTE 17- SUBSEQUENT EVENT

The Company has performed a review of events subsequent to the balance sheet date. No other matters require disclosure.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A: Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our principal executive officer  after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013 has concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive  officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(b)  Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO criteria. Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

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

(c)  Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information

As of January 1, 2014, James Fahrner retired from his positions as Chief Financial Officer and Director of Titan Energy Worldwide, Inc.  Mr. Fahrner has agreed to continue to consult with the company on a part-time basis.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Age	Position	Position Held Since
Jeffrey W. Flannery	57	Chairman, Chief Executive Officer. Chief Operating Officer, Chief Financial Officer and Director	Chairman – 2005; CEO 2005-2007,2009 CFO -2014

James J. Fahrner	62	Chief Financial Officer and Director (Retired effective January1, 2014)	2007

A description of our directors’ business experience during the past five years is set forth below.

Jeffrey Flannery, Chairman, CEO and Director, Titan Energy Worldwide, Inc. Mr. Flannery has been the Company’s Chairman since December 15, 2005 and the Company’s Chief Executive Officer since July 2009, when he was appointed to replace John Michael Tastad.  Mr. Flannery previously had served as the Company’s CEO from December 2005 until October 2007.  Mr. Flannery also has served as the Company’s Chief Financial Officer from December 2005 until May 2007. In September 2011, Mr. Flannery assumed the duties of the Chief Operating Officer upon the departure of Mr. Black. From 1994 to 2004, Mr. Flannery will assume the duties of Chief Financial Officer due to the retirement of Mr. Fahrner Mr. Flannery was the founder and Chief Executive Officer of Enhanced Information Systems, Inc., an online home health care provider for the pharmacy industry, Vice President of Development for IUSA, an information technology company, and Vice President of Corporate Communications for Center For Special Immunology, a public company dedicated to medical treatments for immune disorders. Mr. Flannery received his B.A. in Philosophy from the University of California, Los Angeles. The Board believes that Mr. Flannery has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience with several companies that were in the public markets as a start-up venture, his having provided leadership and strategic direction to the Company as its founder.

Other significant employees.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are not aware of any person who during the year ended December 31, 2013, was a director, officer, or beneficial owner of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

●	Compliance with applicable governmental laws, rules and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

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

ITEM 11.  Executive Compensation

Compensation of Executive Officers

The following table sets forth, for the fiscal years ended December 31, 2013 and 2012, all compensation paid by the Company, including salary, bonuses and certain other compensation, if any, to its Chief Executive Officer,  its Chief Financial Officers and the three most highly compensated employees. The CEO and CFO listed in the table below are sometimes referred to as the “named executive officers” in this Form 10-K.

Summary Compensation Table for 2013 and 2012(6)

		Salary	Bonus	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
	Year	($)	($)	($) (7)	($)	($)	($)	($)
Jeffrey W. Flannery (1)	2013	192,500	0	0	0	0	9,745	202,245
Chairman and Chief Executive Officer	2012	130,000	0	0	0	0	10,152	140,152

James Fahrner (2)	2013	80,679	0	0	0	0	0	80,679
Chief Financial Officer	2012	104,896	0	0	12,632	0	0	117,528

George Wren (3)	2013	121,664	0	0	0	0	864	122,528
Chief Technology Officer	2012	110,354	0	0	10,527	0	1,296	122,177

Clifford Macaylo (4)	2013	120,000	15,000	0	0	0	35,639	170,839
President Northeast Operation	2012	123,682	0	0	10,527	0	33,150	167,000

Thomas Vagts (5)	2013	120,689	80,352	0	0	0	0	201,042
President Minnesota Operation	2012	119,769	0	0	10,527	0	8,032	138,328

(1) Mr. Flannery became a full-time employee on January 11, 2011. The amount under All Other Compensation for 2013 and 2012 is for a Company provided lease vehicle.

(2) Mr. Fahrner became a full time employee on October 1, 2010. Mr. Fahrner was working part-time in 2012 and 2013. In 2012 Mr. Fahrner was granted 300,000 stock options with an exercise price of $.07. These options expire on January 16, 2022. The amount under option award is the fair value at date of grant using the Black-Scholes formula.

(3) Mr. Wren was appointed as Chief Technology Officer and Vice president of Strategy on October 20, 2010 as part of the acquisition of Stanza Systems, Inc. In 2012, Mr. Wren was granted 250,000 stock options with an exercise price of $.07. This option expires on January 16, 2022. The amount under option award for 2012 is the fair value at date grant using the Black-Scholes formula. Mr. Wren’s other compensation is the value of life insurance in excess of $50,000 of coverage.

(4) Mr. Macaylo was appointed the President of Northeast Operations of TESI on December 19, 2009. The employment agreement set his salary at $120,000 per year. He was entitled to a $100,000 bonus on the first anniversary of his employment agreement. The Company has paid the amount under the bonus column and has accrued the remaining amount. He receives $700 a month car allowance and $2,250 month payment for office space that he owns. These amounts are shown under other compensation. In 2012, Mr. Macaylo was granted 250,000 stock options with an exercise price of $.07. This option expires on January 16, 2022. The amount under option award is the fair value at date grant using the Black-Scholes formula.

(5) Mr. Vagts was appointed President of Titan Energy Systems, Inc the Minnesota Operations on January 11, 2012. In 2012, Mr. Vagts was granted 250,000 stock options with an exercise price of $.07. This option expires on January 16, 2022. The amount under option award is the fair value at date grant using the Black-Scholes formula. In 2012, Mr. Vagts earned additional bonus of $80,352, which was not paid until 2013. Mr. Vagts resigned from the Company effective January 15, 2014.

(6) The column for “Change in Pension Value and Nonqualified Deferred Compensation Earning” has not been included as the Company has no plans of this nature.

(7) The amount under stock option award is determined based on date of grant and we use the Black-Scholes method to compute the value. These amounts are charged to expense over the vesting period.

Outstanding Equity Awards as of December 31, 2012 (1)

	Number of Securities underlying unexercised options	Option Exercise Price ($)	Option Expiration Date	Number of shares that have not vested	Market value of shares that have not vested ($)
Jeffrey W. Flannery (2)
Chairman, and Chief Executive Officer	500,000	$0.25	11/23/2014	0	0

James Fahrner(2)	500,000	$0.25	11/23/2014	0	0
Chief Financial Officer	300,000	$0.07	01/16/2022	300,000	$3,000

George Wren (3)	1,000,000	$0.60		500,000	$5,000
Chief Technology Officer and Vice President of Strategy	250,000	$0.07	01/16/2022	250,000	$2,500

Clifford Macaylo(4)	1,000,000	$0.25	12/14/2014	0	0
President of Northeast Operations	250,000	$0.07	01/16/2022	250,000	$2,500

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

(3) Mr. Wren’s stock option vesting is 25 % per year; the first vesting period will be January 1, 2011. The options granted in 2012 have a four year vesting period beginning with January 16, 2013

(4) Mr. Macaylo’ stock options vest on December 31, 2011. Mr. Macaylo has a put on the options which would require the Company to pay him $250,000. The 2012 options have a four year vesting period beginning January 16, 2013.

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

The company does not have an employment agreement with its CEO, CFO and Chairman, Jeffrey Flannery or its Chief Technology Officer, George Wren.

Confidentiality Agreements

None.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 20, 2014, information concerning ownership of our securities by

●	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

●	Each director;

●	Each named executive officer; and

●	All directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes any shares which the person has the right to acquire within 60 days through the exercise of any stock option, warrant or other right.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Number		Percent (2)
Jeffrey W. Flannery, Chairman	2,375,650	(3)	3.4%
Total directors and executive officers as a group (one person)	2,375,650		3.4%

1)
Unless otherwise indicated, the address for each of these stockholders is c/o Titan Energy Worldwide, Inc., 6321 Bury Drive Suite 8, and Eden Prairie, MN 55346. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.

2) 3)	Based on 71,308,641 shares of common stock outstanding as of March 20, 2014. Mr. Flannery’s ownership includes 500,000 vested options at an exercise price of $0.25.

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

Audit Fees

We incurred no audit fees in 2012 and 2013.

Audit-Related Fees

None.

Tax Fees

None.

Other Fees

None.

ITEM 15.    Exhibits

Exhibit No.	Identification of Exhibit
3.1*	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on December 26, 2006.
3.2*	Bylaws
4.1*	Certificate of Designation establishing our Series D Preferred Stock filed February 26, 2008
10.1*	Agreement and Plan of Merger with Titan Energy Development, Inc., dated July 21, 2006
10.2*	Stock Purchase and Exchange Agreement with Stellar Energy Services, Inc., dated December 28, 2006
14*	Code of Ethics
21**	Subsidiaries
31.1**	Certification of Jeffrey W. Flannery, Chief Executive and Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certification of Jeffrey W. Flannery, Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN ENERGY WORLDWIDE, INC.

Dated: March 20, 2014	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chairman, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Flannery	Chief Executive Officer (Principal Executive Officer),	March 20, 2014
Jeffrey W. Flannery	Chief Financial Officer, Chairman and Director