Form 10-Q
period 2014-03-31
Titan Energy Worldwide, Inc.
filed 2014-06-20
CIK 1080398

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.    See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act.

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

As of June 18, 2014, the issuer had 71,308,641 shares of its common stock issued and outstanding.

ITEM 1.    Financial Statements

Not conforming to the Regulation S-X Rule 8-03 the Company’s Interim Financial Statements for the period ended March 31, 2014 (the “Financial Statements”) included in this Quarterly Report on the form of 10-Q (the “Form 10-Q”) have not been reviewed by an independent public accountant with professional standards for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission ( the “Commission”).The review was not completed due to the cost and availability of cash required to pay past due fees owed to our independent accountant. The Company believes this is a temporary situation and will request the independent public accountants to complete the review when our liquidity position improves. Upon the completion of the review of the Company's Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014 by our independent public accountants we will amend Form 10-Q, the Financial Statements have been prepared in accordance with generally accepted accounting principles and applicable rules and regulation. In the opinion of Management, the information contained herein is accurate.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$378,130	$215,795
Accounts receivable less allowance for doubtful accounts	2,555,668	2,552,453
Inventory, net	817,404	938,612
Other current assets	217,299	237,844
Total current assets	3,968,501	3,944,704
Property and equipment, net	508,703	544,905
Customer and distribution lists, net	299,890	334,109
Goodwill	1,351,695	1,351,695
Other assets	26,735	26,455
Total assets	$6,155,524	$6,201,868
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$3,031,994	$2,829,470
Accrued liabilities	2,527,937	2,372,862
Customer deposits and deferred revenue	476,574	610,564
Factoring obligation	1,361,511	1,024,781
Notes payable - current portion	167,700	167,700
Current portion of convertible debt, net of discount	2,740,000	2,740,000
Total current liabilities	10,305,716	9,745,377
Total liabilities	10,305,716	9,745,377
Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred Stock Series D, 10,000,000 authorized, $.0001 par value, issued and outstanding 341 both periods	1	1
Common stock 1,800,000,000 shares authorized, $.0001 par value, issued 71,308,641 both periods	7,131	7,131
Treasury stock, at cost, held 1,550,000 shares both periods	(775,000)	(775,000)
Additional paid-in capital	32,150,362	32,132,933
Accumulated deficit	(35,532,687)	(34,908,576)
Total stockholders’ equity (deficit)	(4,150,193)	(3,543,511)
Total liabilities and stockholders’ equity (deficit)	$6,155,523	$6,201,866

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014 and 2013

	March 31,	March 31,
	2014	2013
Sales of equipment	$2,972,514	$2,811,296
Sales of service and parts	1,776,875	1,842,786
Net sales	4,749,389	4,654,082

Material cost and labor for equipment	2,601,255	2,321,403
Material cost and labor for service and parts	1,086,063	996,551
Total cost of sales	3,687,318	3,317,954
Gross profit	1,062,071	1,336,128
Operating expenses:
Selling and service expenses	806,411	719,138
General and administrative expenses	509,322	479,850
Research and development	-	6,651
Corporate overhead	77,269	109,536
Depreciation and amortization	86,694	82,282
Loss on sale of fixed assets	-	-
Total operating expenses	1,479,696	1,397,457
Operating Loss	(417,625)	(61,329)
Other Expenses
Interest expense, net	189,892	174,017
Amortization of debt discount and financing costs	-	8,106
Change in fair value of embedded conversion feature	-	11,129
Change in fair value of warrants	16,594	24,978
Total Other Expense, net	206,486	218,230
Net loss	(624,111)	$(279,559)
Weighted average number of shares outstanding	71,308,641	70,853,522
Basic and diluted (loss) per common share	$(0.01)	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Titan Energy Worldwide, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013

	2014	2013
Operating activities:
Net Income (Loss)	$(624,111)	$(279,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation paid by issuance of stock and stock options	19,853	41,252
Depreciation and amortization	86,694	82,282
Amortization of debt discount and financing costs	-	8,106
Stock issued for services	-	9,000
Change in fair value of warrants	16,594	24,978
Change in fair value of embedded conversion	-	11,129
Changes in operating assets and liabilities:
Accounts receivables	(3,215)	(815,688)
Inventory	119,208	(91,561)
Other assets	20,545	16,717
Accounts payable	185,226	193,313
Accrued liabilities and customer deposits	21,085	227,524
Net cash used in operating activities	(158,121)	(572,507)
Investing activities:
Purchase of fixed assets	(16,273)	(18,084)
Net cash (used) provided in investing activities	(16,273)	(18,084)
Financing activities:
Net borrowings from Factoring Obligation	336,729	507,856
Payment of notes payable	-	(6,000)
Cost associated with stock issuances	-	(60)
Net cash (used) provided by financing activities	336,729	501,796
Increase (decrease) in cash and cash equivalents	162,335	(88,795)
Cash and cash equivalents, beginning of year	215,795	304,374
Cash and cash equivalents, end of period	$378,130	$215,579

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

At March 31, 2014 and December 31, 2013, the Company has no Preferred Stock Series A, B and C outstanding. The description of these securities is as follows:

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

Basis of Presentation

The accompanying Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered for fair presentation have been included. These Financial Statements should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes for the year ended December 31, 2013 on Form 10-K filed with SEC on March 20, 2014.

Going Concern

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. The Company’s  net loss for the three months ended March 31, 2014 was $624,111.  The Company believes it can be profitable for the year 2014 as some of the factors that created the loss were due to extreme weather conditions and Management believes it has put into place new processes and procedures that should mitigate the impact of these types of conditions in the future. In addition, the Company is in the process of restructuring its balance sheet.  If successful, this should allow the Company to gain access to capital at a reduced rate.    However, the accumulated deficit and the notes that are in default raise substantial doubt as to the Company’s ability to continue as a going concern.    These Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations:

●	The Company has continued to lower costs in Corporate Overhead by reducing and limiting legal and travel expense.

●
Management will continue to take steps to expand and increase its service sales and work order flow.    Service sales account for the highest margins of any business segment and the quickest turnaround in terms of customer payments.

●
Management will seek to either restructure or replace its existing factoring agreement with either an asset based or bank line of credit before the end of the year 2014.  Management believes the company is eligible for a lower cost lending facility and that this could save the Company up to $300,000 a year in interest and fees.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Cash Flow Information Regarding Non-Cash Transactions

During the three months ended March 31, 2014 and 2013, the Company has entered into several non-cash transactions in order to provide financing for the Company and to conserve cash. The table below shows the transactions that occurred during the periods presented.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Common stock issued for conversion of Series D Preferred Stock	$-
Common stock issued for debt conversions	$-
Stock and stock options issued for services	$-	$8,000

Interest paid for the three months ended March 31, 2014 and 2013 were $57,791 and $24,296, respectively. The factoring fees paid for the three months ended March 31, 2014 and 2013 were $46,272 and $54,157, respectively.

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

The Company accounts for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.    Effective January 1, 2009 the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  As of March 31, 2014 and December 31, 2013 there were no amounts that had been accrued in respect to uncertain tax positions. None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.    However, fiscal years 2009 and later remain subject to examination by the IRS and respective states

The Company has not recorded any taxes payable for the three ended March 31, 2014, as it has net operating losses that will offset any tax liabilities.

Earnings or Loss per Share

The basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss or earnings for common shareholders is increased for any preferred dividends. As of March 31, 2014 and March 31, 2013, the Company had potentially dilutive shares of 106,138,406  and 258,190,584 related to outstanding stock options, warrants and convertible securities that were not included in the calculation of loss per share, because their effect would have been anti-dilutive.

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

NOTE 2 – INVENTORY, NET

Inventory is stated at the lower of cost, determined by a first in, first out method, or market. Inventory is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions. Inventories are comprised of the following:

	March 31,	December 31,
	2014	2013
Parts	$552,439	$606,764
Work in process	323,082	61,669
Finished Goods	62,636	388,932
Obsolescence Reserve	(120,753)	(118,753)
Total	$817,404	$1,056,099

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statement

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following at March 31, 2014 and December 31, 2013:

	March 31	December 31,
Short -Term Debt	2014	2013
Convertible Notes bearing interest at 12% due on demand	$250,000	$440,000
Convertible Note bearing interest at 12% due July 2014	2,490,000	2,300,000
Convertible Note bearing interest at 8% due July 2014	100,000	100,000
Promissory Note bearing interest at 8% due on demand	67,700	67,700
Other Loans in Default		18,000
	$2,907,700	$2,925,700

As of March 31, 2014, certain note holders totaling a principal balance of $2,490,000 agreed to extend their notes to July 1, 2014 in return for reducing their conversion price from $0.12 to $0.05. Since the new conversion price is higher than the current stock price there is no beneficial conversion feature to be recognized. In addition, a promissory note for $100,000 has also been extended to July 1, 2014. If the Company is successful in restructuring its Balance Sheet these notes and their accrued interest will either be paid or converted into equity securities.

At March 31, 2014 the Company was in default on $250,000 of convertible notes payable. These notes are accruing interest at the annual default rate of 12%. These note holders will be given the option to convert into an equity security; however they have not extended their notes.

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

The amounts outstanding at March 31, 2014 and December 31, 2013 were $865,854 and $1,024,761, respectively. The factoring fees for the three months ended March 31, 2014 and March 31, 2013 were $46,272 and $54,157 respectively. The interest expenses on this amended Agreement for the three months ended March 31, 2014 and 2013 were $57,791 and $24,296 respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
	2014	2013
Accrued Compensation	$425,933	$372,379
Accrued Interest	1,165,636	1,082,221
Embedded conversion feature at fair value	-	-
Common stock warrants, at fair value	30,937	14,343
Purchase obligation on stock option, at fair value	250,000	250,000
Stanza payroll taxes including interest and penalties	301,893	272,692
Accrued costs on completed jobs	205,579	226,311
Accrued sales tax	122,755	110,116
Accrued other	25,204	44,800
	$2,527,937	$2,372,862

The amount listed as purchase obligation on stock option is a stock option that permits the holder to demand payment in lieu of exercising the option.

NOTE 6 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 35% for the reason set forth below for the three months ended March 31:

	2014	2013
Income taxes at the statutory rate	$(218,439)	$(89,085)
Utilization of NOL	-
Valuation Allowance	195,654	79,277
Permanent differences and other	22,785	9,808
Total income taxes of continuing operations	$-	$-

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following presents the components of the Company’s total income tax provision:

	2014	2013
Current expense	$-	$-
Deferred benefit	195,654	79,277
Change in valuation	(195,654)	(79,277)
Total	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of primary temporary differences giving rise to deferred tax assets and liabilities for the three months ended March 31 are as follows:

	2014	2013
Deferred tax assets
Amortization	$7,045	$6,844
Non-qualified stock option expense	6,948	13,687
Embedded conversion option	-	3,784
Warrants fair value income	5,808	8,493
Operating losses carry forward	7,342,075	6,481,977
Deferred tax liabilities
Embedded conversion option
Warrants fair value income
Depreciation	(2,954)	(3,400)
Net deferred assets	7,358,922	6,511,385
Valuation allowance	(7,358,922)	(6,511,385)
Total net deferred tax asset liability	$-	$-

The Company has recorded a valuation allowance to fully offset the net deferred assets based on the fact that the Company has not recognized any taxable income since its inception.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

At March 31, 2014 the Company had consolidated federal net operating losses of $20,977,358. The expiration dates of these net operating losses are as follows:

2019	$104,604
2020	654,454
2021	1,700,703
2022	72,209
2023	451,382
2024	262,795
2025	385,410
2026	911,684
2027	2,540,363
2028	1,543,573
2029	2,807,561
2030	2,795,006
2031	2,088,153
2032	2,746,742
2033	1,311,393
2034	601,326
$20,977,358

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

For the three months ended March, 31, 2014, no shares were converted

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

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9– TREASURY SHARES

On June 30, 2009, the Company offered to the common shareholders that were converted in the Series D Convertible Preferred stock offering the opportunity to exchange the Company Common Stock received into units of Series D Preferred Stock. A total of 2,740,000 shares of the Company Common Stock were repurchased for 137 Units of Series D Preferred Stock and 456,621 of detachable Class A Warrants and 456,621 of detachable Class B Warrants. These warrants have expired. During the three months ended March 31, 2014 no treasury shares were converted into Common Stock.

NOTE 10 – STOCK OPTIONS

The Company did not issue any stock options in the three months ended March 31, 2014. The Company issued stock options to employees and an advisory board member in 2012. These options were not issued under any plan that required stockholder approval. The Company believes that such stock options align the interest of its employees with the shareholders. Stock option awards are granted with an exercise price equal to the market price of the Company common stock at the date of grant. The options granted to employees have a term of 10 years with a vesting commencing on January 16, 2013 over the four year period.     The Company used the Black-Scholes method to evaluate the value of the options.. The expected volatility is computed based on a twelve month standard deviation of our month ended closing price. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at time of grant. Below are the parameters in determining the fair value of these options.

2012
Expected volatility	96%
Vesting period	5
Expected term	7
Expected dividends	0%
Risk free rate	1%

The following is a table shows a summary of activity for the three months ended March 31, 2014:

Outstanding December 31, 2012	10,230,000
Granted	-
Exercised	-
Forfeited	(132,500)
Outstanding December 31, 2013	10,097,500	$0.23
Granted	-
Exercised	-
Forfeited	(2,175,000)	$0.18
Outstanding March 31, 2014	7,922,500	$0.25
Exercisable as of March 31, 2014	6,193,750	$0.23
Nonvested options	1,728,750

As of March 31, 2014, the nonvested options totaled 1,728,750 shares. There is approximately $230,000 of unrecognized compensation and share-based expense arrangements that have been granted. These costs will be recognized over a weighted average period of 2.5 years.   At March 31, 2014, the aggregated intrinsic value of the stock options exercisable was $475,350.

NOTE 11 – COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2014 the Company issued no shares of common stock.

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

NOTE 12 - COMMON STOCK WARRANTS

There were no warrants issued during the three months ended March 31, 2014; however 200,000 warrants expired without being exercised. The following table shows the warrants outstanding at March 31, 2014:

Number of		Exercise	Expiration
Warrants	Purpose	Price range	Date
2,143,425	Extension of Convertible Notes	$0.10	Apr-2017
230,000	Convertible Debt Offering 2009/2010	$0.25	Dec-2014 – Mar-2015
2,250,000	Convertible Debt Offering 2010	$0.15	Jan-2015 – Nov-2015

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

1.
Common Stock Warrants are valued using the Black-Scholes model updated for current stock price, volatility, interest rate and remaining term. The following were the assumptions used to compute the fair value:

	March 31,	December 31,
	2014	2013
Common stock price	$0.06	$0.03
Exercise price	$0.15	$0.15
Volatility	103.3%	131.5%
Interest rate	0.13%	0.13%
Remaining Terms	1.75 yrs.	2 yrs.

3.
Purchase obligation of a stock option represents the value of the purchase obligation to buyback these options at any time during the next two years. The agreement is for 1,000,000 options with a guarantee buy back provision at $0.25, which is also the exercise price.

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of March 31, 2014.

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$30,937	$30,937
Purchase obligations for stock option			$250,000	$250,000
Total			$280,937	$280,937

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2013:

	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants			$14,343	$14,343
Purchase obligations for stock option			$250,000	$250,000
Total			$264,343	$264,343

The table below includes a roll forward of the fair value of financial instruments that are classified as within Level 3 of the valuation hierarchy.

Balance at December 31, 2013	$264,343
Change in fair value of stock options	$16,594
Balance at March 31, 2014	$280,937

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

For the Three Months ended March 31, 2014
	Power	Energy	Unallocated Corporate
	Distribution	Services	Costs	Total
Sales	$2,972,514	$1,776,875		$4,749,389
Cost of Sales	2,601,256	1,086,063		3,687,319
Gross profit	371,258	690,812		1,062,070

Operating Expenses:
Selling and service expenses	261,628	544,783		806,411
General and administrative expenses	173,745	335,577		509,322
Depreciation & Amortization	32,458	54,126	110	86,694
Research and development			-	-
Corporate overhead	-	-	77,269	77,269
Operating Expense	467,831	934,486	77,379	1,479,696
Operating Income (Loss)	$(96,573)	$(243,674)	$(77,379)	$(417,626)

Total assets	$2,320,282	$2,061,094	$1,774,147	$6,155,523

For the Three Months Ended March 31, 2013
	Power	Energy	Unallocated Corporate
	Distribution	Services	Costs	Total
Sales	2,811,296	1,842,786		$4,654,082
Cost of Sales	2,321,403	996,551		3,317,954
Gross profit	489,893	846,235		1,336,128

Operating Expenses:
Selling and service expenses	232,549	486,589		719,138
General and administrative expenses	146,088	333,702		479,850
Depreciation & Amortization	28,045	53,822	415	82,282
Research and development			6,651	6,651
Corporate overhead	-	-	109,536	109,536
Operating Expense	406,682	874,113	116,602	1,397,457
Operating Income (Loss)	$83,211	$(27,878)	$(116,602)	$(61,329)

Total assets	$2,567,829	$2,672,398	$1,569,503	$6,809,730

Titan Energy Worldwide, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 – SUBSEQUENT EVENT

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Sales

Sales for the three months ended March 31, 2014 were $4,749,389 compared to $4,654,082 for the three months ended March 31, 2013. The following table summarizes our sale by their segments:

	Power	Energy
	Distribution	Services
2014	$2,972,514	$1,776,875
2013	2,811,296	1,842,786
Increase (Decrease)	$161,218	$(65,911)
Percent Increase	6%	-4%

The increase in sales in Power Distribution segment was attributable to the Company's decision to increased sales from our New Jersey/New York division.

The slight decrease in sales in the Energy Services segment is mainly attributable to the decreased service activity during the period of severe cold weather in the Midwest in January and February 2014 and to decreased activities in our national accounts division due to Target, our major national account customer, asking for new bids on this contract. Titan’s contract with Target ended March 31, 2014 and we were required to bid out these services in a competitive manner.  Titan won the bid for 1500 of the approximately 1800 stores but new work was not allocated during this bidding period, resulting in lower than expected service revenues.  The new contract for Target includes nearly $800,000 in preventive maintenance work that we did not have last year, and so we expect this new component to make up for the territories that were lost to other bidders.

Cost of Sales

Cost of sales was $3,687,319 for the three months ended March 31, 2014 compared to $3,317,954 for the three months ended March 31, 2013.

	Power	Energy
	Distribution	Services
2014	$2,601,256	$1,086,063
2013	$2,321,403	$996,551
Increase	$279,853	89,512
Percent of Sales
2014	88%	61%
2013	83%	54%

The increase in the cost of sales in the Power Distribution lower sales volume was due to increased competitive pricing in our market territories that required us to bid at lower margins than usual.   The percentage of cost of sales for 2014 is higher than the accepted range of 82 to 86 percent of sales.

The higher costs for our Energy Services Segment were attributable to the impact of the severe weather in the Midwest. During the periods of extreme cold, when temperatures were regularly below zero and sometimes -20 degrees F or even colder with wind chill, we cannot allow technicians to travel or work alone as they usually do for safety reasons.  Therefore on many days, we utilized two technicians instead of one on each job, thereby increasing the cost of labor.  During these very cold temperatures, we also required the technicians to work for limited periods of times in the cold for safety reasons.  This increases the number of hours to complete a job and thereby increases our cost of sales.  The weather experienced during the quarter ending March 31, 2104 was for the most part unprecedented; however, the Company has undertaken new policies, procedures and scheduling methods in order to minimize the impact of future weather on revenues and margins.

Sales and Service Expenses

Sales and services expenses include all of sales and service personnel, benefits related to these personnel and other costs in support of these functions. The Sales and Service expenses were $806,411 for the three months ended March 31, 2014, compared to $719,138 for the three months ended March 31, 2013. The following table summarizes the areas of costs in this category:

	Power	Energy
2014	Distribution	Services
Payroll related costs	$239,331	$417,638
Shared based compensation	1,842	16,774
Other	20,455	110,371
Total	$261,628	$544,783
2013
Payroll related cost	$213,745	$365,566
Shared based compensation	6,128	31,516
Other	12,676	89,507
Total	232,549	$315,439

Increase	$29,079	229,344
Percent of Sales
2014	9%	31%
2013	8%	17%

The slight increase in the Power Distribution costs is attributable to an increase in sales from 2013 to 2104.

The increase in costs in the Energy Service segment is primarily attributable to the impact of the extreme cold and winter weather we experienced in the Midwest as discussed above.

General and Administrative Expenses

The general and administrative expense category reflects the cost of each subsidiary’s management, accounting, facility and office functions which we can allocate to our segments. General and administrative expenses were $430,493 for the three months ended March 31, 2014, compared to $384,519 for the three months ended March 31, 2013. The following table breaks out general and administrative expenses by segment for the three months ended March 31, 2014 and 2013:

	Power	Energy
2014	Distribution	Services
Payroll related costs	$48,936	$94,566
Shared based compensation	303	303
Facilities	44,295	78,839
Travel	15,039	28,298
Other	65,172	133,572
Total	$173,745	$335,577
2013
Payroll related cost	$32,510	$84,914
Shared based compensation	1,915	1,915
Facilities	29,727	109,141
Travel	21,112	44,587
Other	60,824	93,205
Total	$146,088	$333,762

Increase	$27,657	$1,815

The increase in payroll related costs in the Power Distribution and the Energy Service is attributable to additional administrative staff hired for service and national accounts.  The increase in the Power Distribution and Energy Service facilities costs is attributable to new office spaces in Minneapolis, MN and in Des Moines, IA which were obtained due to the need for more space. These increases were partially offset by decreases in travel and Other costs.

Research and Development

We entered into a contract in September 2010 with a third party to design and develop a remote monitoring system dedicated to onsite power generation equipment.  We believe that there are few alternatives available in the market place that support the management of onsite power generators in the manner that is required by peak shaving, demand response and energy efficiency programs, and so to better serve these marketplaces, Titan needed to develop its own monitoring program. The Company has completed this software package and has begun to market it to customers. In the three months ended March 31, 2014, we did not incur any expenses related to research and development.

Corporate Overhead

Included in corporate overhead expenses are the salaries and travel expenses of our officers, legal fees, audit fees, investor relations and other costs associated with being a SEC registrant. Corporate overhead for the three months ended March 31, 2104 was $89,879 as compared to $117,799 for the three months ended March 31, 2014.  The following table show expenses related to corporate activities:

	2014	2013
Payroll related activates	$56,232	$82,553
Shared based compensation	632	632
Professional fees	9,264	12,094
Travel	7,285	1,803
Other	3,856	12,455
Total	$77,269	$109,536

The reduction in payroll is primarily attributable to the retirement of our CFO, who is now working part time as a consultant for the Company. The reduction in professional fees is due to a decrease in legal-related activity. The increase in travel was due to the Company working with firms to raise additional capital.

Depreciation and Amortization

The amounts in this category include depreciation on our fixed assets and amortization of our intangibles, represented by our customer lists. The expense for the three months ended March 31, 2104 was $83,879 compared to $86,660 in the three months ended March 31, 2013. The reduction of expense is attributable to the full amortization of our customer list and certain fixed assets which have been fully depreciated.

Other Expenses

The following table below is summarizing the items in this category:

	2013	2013
Interest expense, net	$189,892	$174,017
Amortization of deferred financing costs	-	8,106
Change in fair value of embedded conversion feature	-	11,129
Change in fair value of warrants	16,594	24,978
Total	$206,486	$218,230

Liquidity and Capital Resources

The Company recorded a net loss for the three months ended March 31, 2014 of $624,111. As of March 31, 2014 we have an accumulated deficit $35,532,687.  On March 31, 2014 we were in default on approximately $250,000 of convertible notes.  At June 30, 2013, certain note holders elected to extend their convertible notes until July 1, 2014 in order to help the Company restructure their balance sheet and raise additional capital. The total notes extended were $2,490,000. Under the extension the note holders received a reduced conversion price from $0.12 to $0.05.  With the improving financial results and settling some lawsuits, the Company believes it will be able to raise additional capital.   While there is no guarantee that these efforts will result in any new capital for the Company, these potential funds would have a significant impact on the Company’s financial position and its cash flow.

The Company has had periodic difficulties keeping current with various suppliers during the past few years. Most of our major vendors require us to pay in 30 days, however collection of payment from our customers takes an average of 60 days and therefore we have used our factoring obligation to pay our suppliers in a timely manner. The cost of the factoring fees and interest paid to factor our receivable for the three months ended March 31, 2104 was $104,063. These extra costs have had an adverse impact on our liquidity position. .

The Company bottom line was severely impacted by factors directly related to the severe weather the Midwest and other parts of the United States experienced in the quarter ending March 31, 2014.  While overall revenues increased slightly over the same quarter in 2013, the Company was forced by the weather to resort to staffing and labor procedures that adversely impacted the sales margins.  Also, the Company’s largest national account customer, Target Corporation, required Titan to enter into a competitive bidding process for the next two years.  While Titan won 80% of the new bid, the lack of new service sales during the three month bidding process in the quarter ending March 31, 2014 adversely impacted the Company’s margins and bottom line.   Management believes that these adverse factors are now behind the Company and expects to see revenues and margins return to normal over the next two quarters.

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

The GAAP measure most comparable to adjusted EBITDA is GAAP net income (loss): reconciliation for adjusted EBITDA to GAAP net income (loss). The following is an explanation of non-GAAP, adjusted EBITDA that we utilize, including the adjustments that management excludes as part of the adjusted EBITDA measures for the three and nine months ended March 31, 2014 and 2013, respectively, as well as reasons for excluding individual items.

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

The reconciliation of adjusted EBITDA to net loss is set forth below:

	Three Months Ended March 31,
	2014	2013
Net loss	$(624,111)	$(279,559)
Add back:
Depreciation and amortization	86,694	82,282
Stock based compensation	19,853	40,253
Stock payment for services	-	18,441
Interest and factoring fees	189,892	174,017
Amortization of debt discount	-	8,106
Fair value adjustment of conversion feature	-	11,129
Fair value adjustment on warrants	16,594	24,978
Adjusted EBITDA	$(311,078)	$79,647

Off-Balance Sheet Arrangements

None.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and  principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014 covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

As of January 1, 2014, our CFO retired, leaving our CEO to take over all CFO related duties.  The individual who was previously the CFO continues to consult for the Company on a part-time basis, but does not provide the level of oversight of a qualified financial officer.  No other changes in the Company’s internal control over financial reporting have occurred during the quarter ended  March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

The Company subsidiary Titan Energy Development, Inc. (“TEDI”) was sued by TEDI’s landlord (the “Plaintiff”) for non-payment of the office lease in the name of Stanza Systems, Inc. in Houston, TX. The Plaintiff has received a judgment in the amount of $302,227 on September 24, 2012.  On September 19, 2013, The Company and Paragon Operating Associates, L.P. reached a settlement agreement to resolve the judgment  The settlement agreement is for the Company to pay $30,000 in 10 equal installments. Under the agreement if Stanza extends its contract beyond December 2013, additional payments of $3000 per month will be due until the end of the extension period. The Company does not believe this contract will be extended past it expiration.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

During the quarter ended March 31, 2014 the following securities were in default:

Convertible notes payable, bearing interest at 12%, due on demand	$250,000

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

Exhibit No.	Description
31.1
Certification of  Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Jeffrey W. Flannery, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey W. Flannery, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN ENERGY WORLDWIDE, INC.

Dated: June 20, 2014	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer

Dated: June 20, 2014	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
31.1
Certification of Jeffrey W. Flannery, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Jeffrey W. Flannery, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.